Form 10-Q
period 1993-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1994-02-22
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549



           Form 10-Q
              ___
             |_x_|  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended__September 30, 1993__

              ___
             |___| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from_________to________


Commission file number    1-8222


                 Central Vermont Public Service Corporation
(Exact name of registrant as specified in its charter)


        Incorporated in Vermont                         03-0111290
        (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)


     77 Grove Street, Rutland, Vermont                 05701
     (Address of principal executive offices)           (Zip Code)


                               802-773-2711
              (Registrant's telephone number, including area code)


___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1993 there were outstanding 11,488,164 shares of Common Stock, $6 Par Value.

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                      Form 10-Q

                                  Table of Contents



PART I.  FINANCIAL INFORMATION                                             Page

  Item 1.  Financial Statements

           Consolidated Statement of Income and Retained Earnings for
            the three and nine months ended September 30, 1993 and 1992      3

           Consolidated Balance Sheet as of September 30, 1993 and
            December 31, 1992                                                4

           Consolidated Statement of Cash Flows for the nine months
            ended September 30, 1993 and 1992                                5

           Notes to Consolidated Financial Statements                      6-9

           Summarized income statement information for Vermont Yankee
            Nuclear Power Corporation                                       10

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11-18


Part II.   OTHER INFORMATION                                                19

SIGNATURE                                                                   20

























                                               PART I  FINANCIAL INFORMATION
Item 1. Financial Statements             CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                   CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                   (Dollars in thousands, except per share amounts)
                                                         (Unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30                       September 30
                                                        1993          1992               1993             1992
Operating Revenues                                    $60,994       $56,827           $203,288         $196,438

Operating Expenses
  Operation
    Purchased power                                    37,678        33,017            108,436          102,407
    Production and transmission                         5,014         4,853             15,599           15,487
    Other operation                                     8,592         8,486             26,108           24,700
  Maintenance                                           3,078         3,156              8,306            8,329
  Depreciation                                          3,898         3,677             11,405           10,773
  Other taxes, principally property taxes               2,451         2,274              7,380            7,149
  Taxes on income                                        (396)         (360)             8,268            7,736
  Total operating expenses                             60,315        55,103            185,502          176,581

Operating Income                                          679         1,724             17,786           19,857

Other Income and Deductions
  Equity in earnings of affiliates                        941         1,056              2,836            3,164
  Allowance for equity funds during construction           21            56                 44              186
  Other income, net                                       496           768                478            2,051
  Benefit (provision) for income taxes                   (154)          132               (231)            (202)
  Total other income and deductions, net                1,304         2,012              3,127            5,199

Total Operating and Other Income                        1,983         3,736             20,913           25,056

Interest Expense
  Interest on long-term debt                            2,192         2,946              6,973            8,964
  Other interest                                          177           207                461              985
  Allowance for borrowed funds during construction        (32)          (32)               (75)            (107)
  Total interest expense, net                           2,337         3,121              7,359            9,842

Net Income (Loss)                                        (354)          615             13,554           15,214

Retained Earnings at Beginning of Period               63,949        61,566             55,438           55,836
                                                       63,595        62,181             68,992           71,050
Cash Dividends Declared
  Preferred stock                                         664           665              1,995            1,995
  Common stock                                          4,049         3,818              8,115           11,357
  Total dividends declared                              4,713         4,483             10,110           13,352

Retained Earnings at End of Period                    $58,882       $57,698           $ 58,882         $ 57,698
                                                      _______       _______           ________         ________

Earnings (Losses) Available for Common Stock          $(1,018)      $   (50)          $ 11,559         $ 13,219

Average shares of common stock outstanding(F1)     11,428,724    11,039,095         11,337,873       10,945,522

Earnings (Losses) Per Share of Common Stock(F1)         $(.09)        $(.01)             $1.02            $1.21

Dividends Paid Per Share of Common Stock(F1)             $.3550        $.3475            $1.0650          $1.0425
(FN)
(F1)The amounts for 1992 have been restated to reflect the three-for-two stock split paid February 11, 1993.

                      CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)
                                                           September 30   December 31
                                                               1993          1992
                                                            (Unaudited)
Assets

Utility Plant, at original cost                              $421,456      $406,695
  Less accumulated depreciation                               112,881       102,329
                                                              308,575       304,366
  Construction work in progress                                 7,806        10,534
  Nuclear fuel, net                                             1,475         1,497
  Net utility plant                                           317,856       316,397

Investments and Other Assets
  Investments in affiliates, at equity                         27,222        27,175
  Non-utility investments                                      27,551        23,099
  Non-utility property, less accumulated depreciation           3,232         3,151
  Total investments and other assets                           58,005        53,425

Current Assets
  Cash                                                            -           1,730
  Temporary investments, at cost which
   approximates market                                          3,153         1,759
  Accounts receivable                                          15,004        18,988
  Unbilled revenues                                             3,569        11,789
  Materials and supplies, at average cost                       4,511         4,201
  Prepayments                                                   1,873         4,093
  Other current assets                                          4,265         4,071
  Total current assets                                         32,375        46,631

Regulatory Assets and Other Deferred Charges                   49,908        33,615

Total Assets                                                 $458,144      $450,068
                                                             ________      ________

Capitalization and Liabilities

Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,465,556 shares
   and 11,196,576 shares, respectively                       $ 68,793      $ 67,180
  Other paid-in capital                                        41,183        36,472
  Retained earnings                                            58,882        55,438
  Total common stock equity                                   168,858       159,090
  Preferred and preference stock                               15,054        15,054
  Preferred stock with sinking fund requirements               20,000        20,000
  Long-term debt                                               79,423       107,879
  Total capitalization                                        283,335       302,023

Long-term Lease Arrangements                                   21,825        22,641

Current Liabilities
  Short-term debt                                              15,200         2,100
  Current portion of long-term debt                            19,350        10,217
  Accounts payable                                              6,284         9,257
  Accounts payable - affiliates                                11,955         9,074
  Accrued interest                                              2,383         1,266
  Accrued income taxes                                            825         3,779
  Dividends declared                                              664         3,958
  Other current liabilities                                    20,938        20,050
  Total current liabilities                                    77,599        59,701

Deferred Credits
  Deferred income taxes                                        45,114        27,326
  Deferred investment tax credits                               8,883         9,176
  Yankee Atomic purchased power contract                       10,281        11,773
  Deferred revenues                                             1,326         7,507
  Environmental cleanup                                         4,900         4,900
  Other deferred credits                                        4,881         5,021
  Total deferred credits                                       75,385        65,703

Total Capitalization and Liabilities                         $458,144      $450,068
                                                             ________      ________


                      CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (Dollars in thousands)
                                      (Unaudited)
                                                                Nine Months Ended
                                                                   September 30
                                                                 1993       1992
Cash Flows Provided (Used) by
  Operating Activities
    Net income                                                 $13,554    $15,214
    Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation                                              11,405     10,773
      Deferred income taxes and investment tax credits           6,461      2,815
      Allowance for equity funds during construction               (44)      (186)
      Amortization of deferred revenues                         (4,682)       -
      Net deferral and amortization of nuclear refueling
       replacement energy and maintenance costs                 (3,237)    (1,369)
      Amortization of property losses                            1,216         88
      Amortization of nuclear fuel                                 429        452
      Decrease in accounts receivable                           12,005     13,734
      Increase (decrease) in accounts payable                      512     (2,852)
      Decrease in accrued income taxes                          (2,954)      (109)
      Other, net                                                 2,133      1,065
     Net cash provided by operating activities                  36,798     39,625

Investing Activities
  (Increase) decrease in temporary investments                  (1,394)     1,047
  Construction and plant expenditures                          (14,678)   (14,113)
  Demand side management expenditures                           (4,152)    (1,113)
  Investments in affiliates                                        152       (118)
  Non-utility investment                                        (4,452)   (11,170)
  Other investments, net                                          (702)      (210)
  Net cash used in investing activities                        (25,226)   (25,677)

Financing Activities
  Sale of common stock                                           6,340      5,370
  Short-term debt, net                                          13,100        -
  Retirement of long-term debt                                 (19,323)    (6,084)
  Common and preferred dividends paid                          (13,370)   (13,000)
  Other                                                            (49)       -
  Net cash used in financing activities                        (13,302)   (13,714)

Net Increase (Decrease) in Cash                                 (1,730)       234
Cash at Beginning of Period                                      1,730        642

Cash at end of Period                                          $   -      $   876
                                                               _______    _______
Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest (net of amounts capitalized)                      $ 6,023    $ 7,553
    Income taxes                                               $ 4,697    $ 5,907

Non-Cash Investing and Financing Activities
  Regulatory Asset (Note 4)

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1993

Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1992 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes and SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions. See Notes 4 & 5 included herein.
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Note 2 - Environmental

     The Company believes it operates in compliance in all material respects with all laws, regulations, orders and decrees respecting environmental control to the extent currently applicable to and effective against it. Furthermore, it is the Company's policy to comply, in all material respects, with such laws, regulations, orders and decrees, including any variances granted thereunder.
     The Company's operations and activities are subject to inspection and supervision by both state and Federal regulatory authorities including the United States Environmental Protection Agency (EPA). The Company is not subject to any fines for violation of any environmental laws or other matters which are the subject of regulatory inspection or oversight, nor is the Company a responsible party in any pending or threatened proceeding instituted by the EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund).
     The Company is engaged in processes and activities to continually assess and assure its compliance with environmental laws, regulations, orders and decrees. Based on the results of these processes and activities to date, the Company is not aware of any instances where it has caused or permitted a release of hazardous substance through its operations on or about the properties owned, operated and otherwise used by the Company which will likely result in any material environmental liabilities to the Company. To the extent that the Company has knowledge of releases of small quantities of fuel oil or other substances which have resulted from its operations, the Company believes that these releases can be remedied without material adverse effect on its financial condition or the results of its operation.
     The Company is an amalgamation of more than 100 predecessor companies which were engaged in various operations and activities prior to their being incorporated into the Company. At least three of these companies were involved in the production of gas from coal for sale and distribution to customers at
retail.   These activities were halted by the Company in the late 1940's or early 1950's. The Company is continually investigating, assessing and monitoring the status of potential contaminated sites related to these and other operations of the Company and its predecessors. The Company's policy is to record a liability for remediation, monitoring and other related costs when it determines that such a liability is probable and estimable. Coal tar deposits have been discovered at the Company's Cleveland Avenue property located in the City of Rutland, a site at which one of its predecessors operated a coal-gasification facility. Due to the presence of these deposits and the uncertainties as to potential contamination and migration off-site, the Company conducted studies to determine the magnitude and extent of the coal tar releases. Based on the results of this initial work, the Company engaged a consultant to assist in evaluating cleanup methodologies and estimate the cost to clean up the site. These studies presently indicate that the cost to remediate this site will be approximately $5 million. This amount was charged to expense in the fourth quarter of 1992. The Company has yet to determine whether insurance proceeds are available to offset this expense.
     The Company is not subject to any pending or threatened litigation with respect to any other sites nor has the EPA or other state or Federal agencies sought contribution from the Company for their study or remediation.

Note 3 - Accounts Receivable

     In 1988 the Company sold $12 million of certain accounts receivable and unbilled revenues under an accounts receivable facility. A portion of the fee for using the facility is based on LIBOR. In order to stabilize this portion of its obligation, the Company executed a swap transaction which sets the LIBOR based fee at 3.985% for the period September 29, 1992 to September 29, 1994.
     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, amounting to 3% of the accounts receivable and unbilled revenues sold, were set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.1 million and $5.9 million, respectively, at September 30, 1993 and $5.2 million and $6.8 million, respectively, at December 31, 1992.
     Accounts receivable is also reflected net of an allowance for uncollectible accounts of $1.1 million at September 30, 1993 and December 31, 1992.

Note 4 - Income taxes

     In February 1992, the Financial Accounting Standards Board issued SFAS
No. 109, Accounting for Income Taxes, that requires a change in the method of accounting for income taxes. SFAS No. 109 requires an asset and liability approach to determine income tax liabilities. The pronouncement requires recognition of the Federal tax assets and liabilities for (1) income tax benefits associated with timing differences previously passed on to the Company's customers (flow-through), (2) the equity component of allowance for funds used during construction, (3) deferred investment tax credits, and also requires the adjustment of deferred tax liabilities or assets for an enacted change in tax laws or rates, among other things.
     The Company adopted SFAS No. 109 as of January 1, 1993. Prior year financial statements have not been restated to apply the provisions of SFAS No.
109. The income statement impact of adopting SFAS No. 109 was not material and therefore no cumulative effect of a change in accounting method is reflected in the accompanying financial statements. As a result of adopting SFAS No. 109, including the effects of the increased tax rate discussed below, the Company recognized additional net accumulated deferred income tax liabilities of approximately $15 million and a net corresponding regulatory asset from
customers  of  approximately   $15  million for  future  revenues  that will be
received when the above temporary differences reverse and are settled in rates. The Company expects the reconciliation of differences between the statutory U.S. Federal income tax rate and the Company's effective tax rate under SFAS No. 109 will not be significantly different from the reconciliation reported under APB Opinion 11 for the year ended December 31, 1992.
     On August 10, 1993, the Revenue Reconciliation Bill of 1993 was passed which, among other things, increased the maximum corporate income tax rate from 34% to 35% on taxable income in excess of $10 million. The increase is effective January 1, 1993 and resulted in additional income tax expense of approximately $200,000 at September 30, 1993.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 1993 are presented below (dollars in thousands):

     Deferred tax assets:
          Non-deductible accruals and reserves             $  4,737
          Deferred compensation and pension                   3,472
          Deferred revenue                                    2,938
               Total deferred tax assets                     11,147
     Deferred tax liabilities:
          Property, plant and equipment                      40,278
          Net regulatory asset                                5,354
          Demand side management costs                        2,642
          Other                                               4,726
               Total deferred tax liabilities                53,000
               Net deferred tax liability                  $ 41,853
                                                           ________

Note 5 - Postretirement Benefits

     The Company sponsors an unfunded defined benefit postretirement medical plan that covers all employees.
     Effective January 1, 1993, the Company adopted, on a prospective basis, SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions which requires accrual of the expected costs of such benefits during the employees' years of service.
     The following table sets forth, as of January 1, 1993, the plan's funded status and amounts recognized in the Company's balance sheet and the amount of expense to be charged to the statement of income in 1993 in accordance with SFAS No. 106 (dollars in thousands):

Accumulated postretirement benefit obligation:
  Retirees                                                 $ (5,133)
  Fully eligible active plan participants                    (1,042)
  Other active plan participants                               (857)
  Plan assets at fair value                                      -
     Accumulated postretirement benefit obligation
      (in excess of) less than fair value of plan assets     (7,032)
  Unrecognized transition obligation (asset)                  6,582
     Prepaid (accrued) postretirement benefit cost         $   (450)
                                                           ________

Net postretirement benefit cost for 1993 includes the
 following components:
  Service cost                                             $    168
  Interest cost                                                 588
  Amortization of transition obligation over
   a twenty-year period                                         329
     Net periodic postretirement benefit cost              $  1,085

     A 12% pre-65 and 8.5% post-65 annual rate of increase in the per capita costs of covered health care benefits was assumed for 1993, decreasing to 6.5% and 5.5%, respectively, for the year 1997 and thereafter. This decrease results from changes to the retiree medical plan limiting the cost for
employees retiring after 1995 to the 1995 per participant cost.   Increasing
the assumed health care cost trend rates by one percentage point in each year would have resulted in an increase in the accumulated postretirement benefit obligation as of January 1, 1993, of $454,000 and an increase in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1993 of $42,000. A weighted average discount rate of 8.5% was used to determine the accumulated postretirement benefit obligation.

                       CENTRAL VERMONT PUBLIC SERVICE CORPORATION


     Summarized income statement information for Vermont Yankee Nuclear Power Corporation follows (dollars in thousands, except per share amounts):

                                           Three Months Ended      Nine Months Ended
                                              September 30           September 30
                                             1993      1992         1993      1992

Operating revenues                          $57,064  $38,450      $137,632  $135,444
Operating expenses                           52,869   34,142       125,266   122,300

     Operating income                         4,195    4,308        12,366    13,144
Other income (expenses), net                    155      198           610       893

     Total operating and other income         4,350    4,506        12,976    14,037
Interest expense                              2,273    2,300         6,614     7,362

     Net income                             $ 2,077  $ 2,206      $  6,362   $ 6,675
                                            _______  _______       _______   _______

Average shares of common stock outstanding  392,481  392,481       392,481   392,481

Earnings per share of common stock            $5.29    $5.61        $16.21    $17.01

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1993

Earnings Overview

     For the nine months ended September 30, 1993, net income was $13.6 million compared to $15.2 million in 1992 and earnings per share of common stock were $1.02 compared to $1.21 in 1992. Earnings available for common stock for these respective periods were $11.6 million and $13.2 million.
     During the three month period ended September 30, 1993, the Company experienced a loss of $1,018,000 as compared to a loss of $50,000 for the same period last year. Third quarter losses per share of common stock were $.09 for 1993 compared to a loss of $.01 for 1992.
     Year-to-date earnings for 1993 reflect a charge of $821,000 or $.07 per common share to write-off the non-recoverable portion of the Company's investment in the Seabrook project from some of the Company's firm resale customers. These customers have decided not to extend their contracts beyond October 1993. As discussed below, 1993 earnings reflect the lower allowed return on equity for Vermont's retail business of 12.0%.
     A 2.4% increase in the dividend rate and three-for-two common stock split became effective in February 1993.
     In September 1993, the Vermont Public Service Board (PSB) approved the agreement, reached in April 1993, between the Company and the Vermont Department of Public Service (DPS) regarding the reasonableness of the Company's retail rates. As part of the agreement, the Company agreed to reduce its maximum return on equity for Vermont retail business from 12.5% to 12.0% for 1993 and began accelerating the recovery of $1.5 million of demand side management costs in 1993. Also, in its order, the PSB indicated an intent to open an investigation into the Company's cost of service and resulting rates in November 1993.
     Due to increasing competitive pressures in the industry and declining sales growth, the Company in September 1993 announced a cost-cutting plan to mitigate future rate increases. The plan targets $20 million in annual cost reductions by the end of 1995 including costs of power, demand side management, and operation and maintenance. Despite its cost cutting efforts, the Company plans to file for a general rate increase in early 1994 to become effective in late 1994 or early 1995.

RESULTS OF OPERATIONS

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three months and nine months ended September 30, 1993 and 1992 (and the related percentage changes from 1992) is set forth below:


                                                      Three Months Ended September 30
                                                      Percentage                            Percentage
                                         MWH           Increase         Revenues (000's)     Increase
                                   1993        1992   (Decrease)       1993         1992    (Decrease)
Residential                      210,694     206,535      2.0        $19,325      $18,207       6.1
Commercial                       213,036     204,910      4.0         18,649       18,077       3.2
Industrial                        90,808      95,485     (4.9)         5,980        6,234      (4.1)
Other retail                       1,903       1,913      (.5)           435          429       1.4
  Total retail sales             516,441     508,843      1.5         44,389       42,947       3.4
    Less:  DPS sales               2,929      25,965    (88.7)           153        1,677     (90.9)
  Total Company retail sales     513,512     482,878      6.3         44,236       41,270       7.2
Resale sales:
  Firm                            15,568      21,203    (26.6)           765          856     (10.6)
  Entitlement                    215,056     316,985    (32.2)        11,348       11,120       2.1
  Other                           91,803      85,392      7.5          2,206        2,163       2.0
    Total resale sales           322,427     423,580    (23.9)        14,319       14,139       1.3
Other revenues                       -           -         -           2,439        1,418      72.0
  Total sales                    835,939     906,458     (7.8)       $60,994      $56,827       7.3
                                 _______     _______                 _______      _______


                                                       Nine Months Ended September 30
                                                      Percentage                            Percentage
                                         MWH           Increase         Revenues (000's)     Increase
                                   1993       1992    (Decrease)       1993         1992    (Decrease)
Residential                      716,053     716,740      (.1)      $ 72,269     $ 71,662        .8
Commercial                       628,655     615,239      2.2         61,829       61,046       1.3
Industrial                       288,704     305,580     (5.5)        21,749       22,744      (4.4)
Other retail                       5,640       5,661      (.4)         1,288        1,274       1.1
  Total retail sales           1,639,052   1,643,220      (.3)       157,135      156,726        .3
    Less:  DPS sales              25,714      76,325    (66.3)         1,559        4,720     (67.0)
  Total Company retail sales   1,613,338   1,566,895      3.0        155,576      152,006       2.3
Resale sales:
  Firm                            54,263      64,573    (16.0)         2,345        2,640     (11.2)
  Entitlement                    699,985     757,806     (7.6)        31,491       30,986       1.6
  Other                          214,869     250,330    (14.2)         4,867        6,113     (20.4)
    Total resale sales           969,117   1,072,709     (9.7)        38,703       39,739      (2.6)
Other revenues                       -           -         -           9,009        4,693      92.0
  Total sales                  2,582,455   2,639,604     (2.2)      $203,288     $196,438       3.5
                               _________   _________                ________     ________

     Total retail MWH sales for the third quarter are 1.5% greater than last year's third quarter. The slight increase in MWH sales is consistent with the Company's annual forecast predicting relatively flat sales for 1993.
     The Company's retail MWH sales for the third quarter are 6.3% greater than last year's third quarter. This increase is due to an increase in commercial MWH sales and the reduction in sales made by the DPS to the Company's residential customers.
     For the third quarter of 1993, the Company's 7.2% increase in retail revenues is attributable to increased MWH sales described above and the creation of a non-seasonal residential rate under two consecutive agreements with the DPS.
     The first agreement, implemented February 1, 1993, created a 150 KWH joint-block whereby the DPS provided residential customers with the first 25 KWH and the Company provided the remaining 125 KWH. The 125 KWH were sold at a non-seasonal (12-month fixed) rate of 9.009 cents per KWH, a rate higher than the Company's off-peak rates in effect from April through November 1992. In August 1993, the Company and the DPS proposed a second agreement superseding the first, creating a 250 KWH block. This proposal was approved by the PSB August 19, 1993 and became effective with bills rendered September 1, 1993. Under the latter agreement, the Company provides all of the 250 residential KWH at a non-seasonal rate of 8.811 cents per KWH. Although the new rate is lower than the prior non-seasonal rate, it is still higher than the off-peak rates in effect in 1992, resulting in increased revenue for the third quarter of 1993.
     Industrial MWH sales and revenues have decreased 4.9% or 4,677 MWH and 4.1% or $254,000, respectively, due to continuing effectiveness of Demand Side Management (DSM) programs and the loss of one industrial customer in late 1992.
     For the nine months ended September 30, 1993, the Company's retail MWH sales and revenues have increased 3.0% and 2.3%, respectively, over the same period last year. The increase is due to the reduction of DPS block discussed above and an increase in commercial sales and revenue offset in part by a decrease in industrial MWH sales and revenues of 5.5% and 4.4%, respectively.
     Total retail MWH sales and revenues are about the same as last year reflecting the State's continued sluggish economy, the effectiveness of DSM programs and the loss of one industrial customer.
     The decrease in the DPS MWH sales and revenues for the three and nine months ended September 30, 1993 is due to the reduction of the DPS's block size from 75 KWH to 25 KWH effective February 1, 1993 and from 25 KWH to 0 KWH effective September 1, 1993.
     Effective May 1, 1993, one of the Company's firm resale customers opted to purchase power from the Company based on market rates. Also, due to the Company's high energy rates, compared to market rates, firm resale MWH sales and revenues decreased for both the three and nine month periods ended September 30, 1993. Also, The Company anticipates these sales will decline further because some of the Company's firm resale customers chose not to extend their contracts beyond October 1993.
     Entitlement sales decreased 32.2% or 101,929 MWH for the three months ended September 30, 1993 compared to the same period in 1992. The decrease is due to the scheduled refueling shutdown of Vermont Yankee from August 28 through October 26, 1993 reducing sales to UNITIL, and Commonwealth Electric under a swap arrangement. In addition, in 1992 the Company was able to sell a portion of Vermont Yankee's entitlement to Public Service Company of New Hampshire.
     For the nine months ended September 30, 1993, entitlement sales decreased 7.6% or 57,821 MWH due to the reduction in sales to Public Service Company of New Hampshire, offset in part by a sell-back of Hydro Quebec Schedule C-2 and an increase in sales to Boston Edison Co. and Central Maine Power Co.
     For the three months ended September 30, 1993, other resale MWH sales increased by 7.5% and related revenues increased only 2.0% as compared with the same period last year. The increase for the quarter reflects greater sales to NEPOOL and other electric utilities in New England. The lower revenue increase reflects the excess capacity in the region.
     Other resale MWH sales for the nine months ended September 30, 1993 decreased by 14.2% and related revenues decreased 20.4%. These variances reflect current market conditions in Vermont and New England and the greater availability of low cost energy in the region. These sales, made on a short-term basis, include sales to NEPOOL and other utilities in New England. Other resale sales are further reduced for both the three and nine month periods due to fewer MWH sales to the DPS as a result of the consecutive agreements.
     For the three and nine months ended September 30, 1993, the Company recognized $1.3 million and $4.7 million of revenues deferred from 1991. This recognition is the primary reason for the increase in other revenues of approximately $1.0 million and $4.3 million for the three and nine months periods ended September 30, 1993 as compared with the same periods in 1992.

Purchased Power

     The components of net purchased power and production fuel costs for the three and nine months ended September 30, 1993 and 1992, are as follows (dollars in thousands):

                                                         Three Months Ended September 30
                                                          1993                     1992
                                                   Units      Amount         Units    Amount
     Purchased:
       Capacity (MW)                                 527     $23,237           482   $20,310
       Energy (MWH)                              839,465      14,441       883,037    12,707
       Production fuel (MWH)                      47,273         456        69,822       415
          Total purchased power and
           production fuel costs                              38,134                  33,432
     Entitlement and other resale sales (MWH)    306,859      13,554       402,377    13,283
          Net purchased power and
           production fuel costs                             $24,580                 $20,149
                                                             _______                 _______


                                                        Nine Months Ended September 30
                                                         1993                     1992
                                                   Units      Amount         Units    Amount
     Purchased:
       Capacity (MW)                                 498     $65,058           477   $63,520
       Energy (MWH)                            2,499,613      43,378     2,539,333    38,887
       Production fuel (MWH)                     230,083       1,411       254,059     1,702
          Total purchased power and
           production fuel costs                             109,847                 104,109
     Entitlement and other resale sales (MWH)    914,854      36,358     1,008,136    37,099
          Net purchased power and
           production fuel costs                             $73,489                 $67,010
                                                             _______                 _______

     The Company's net purchased power and production fuel costs for the three months ended September 30, 1993 increased $4.4 million or 22% when compared with the same period last year. The overall increase is attributable to higher capacity costs of $2.9 million, an increase of 14.4%, and higher energy costs of $1.7 million, a 14% increase. These increases were offset slightly by higher entitlement and other resale sales of $271,000 during the third quarter 1993.
     The increase of $2.9 million in capacity costs for the three months ended September 30, 1993 is due to a 10% increase in MW purchased totaling $2.1 million and a 3.8% increase in price per KW purchased totaling $851,000.
     The $1.7 million increase in energy costs for the three months ended September 30, 1993 is due to a 4.9% or 43,572 decrease in the amount of MWH purchased totaling $627,000 and a 19.5% increase in the average cost per MWH purchased totaling $2.3 million. The higher average cost is due to increased MWH purchased from small power producers mandated by Federal and state legislation.
     Net purchased power and production fuel costs for the nine months ended September 30, 1993 increased $6.5 million or 9.7% over the same period in 1992.

     The increase in capacity costs of $1.5 million for the nine months ended September 30, 1993 is due to a 4.3% or $2.7 million increase in MW purchased, offset by a 1.8% decrease in price per MW purchased totaling $1.2 million.
     The $4.5 million increase in energy costs for the nine months ended September 30, 1993 is attributable to a 13.3% increase in the average cost per MWH purchased amounting to $5.1 million compared with last year, offset by a 1.6% decrease in MWH purchased amounting to $608,000.
     Entitlement and other resale MWH sales decreased for the three and nine month periods compared with last year for the reasons discussed under operating revenues above. Entitlement and other resale sales offset purchased power and production fuel costs for ratemaking purposes. These sales include sales to NEPOOL, Hydro-Quebec and other utilities in New England.
     The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. The Company also jointly owns Millstone #3, another nuclear generating plant.

Other Operation

     For the three months and nine months ended September 30, 1993 other operation expenses increased $106,000 and $1.4 million as compared with the same periods in 1992. These increases are primarily due to the shift of certain administrative and general costs from capital projects to operating activities. Also, effective January 1, 1993, the Company began recognizing a postretirement benefit obligation in accordance with SFAS No. 106. For more information on SFAS No. 106 see Note 5 to the Consolidated Financial Statements.

Depreciation

     The increase in depreciation expense of $221,000 and $632,000 for the three and nine months ended September 30, 1993 is due to property additions and the installation of new customer service information and general ledger computer systems in February 1992 and August 1993, respectively.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. During 1993 the Company recognized additional accumulated deferred income taxes of approximately $15 million and a net corresponding asset from customers of approximately $15 million reflecting future revenues that will be required when the temporary differences reverse and are settled in rates. See
Note 4 to the Consolidated Financial Statements for additional information relating to the adoption of SFAS No. 109. Also, due to the Revenue Reconciliation Bill which was passed on August 10, 1993, income tax expense increased by approximately $200,000 for the three and nine months ended September 30, 1993.

Other Income and Deductions

     Equity in earnings of affiliates decreased 10.9% and 10.4% for the three and nine months ended September 30, 1993, respectively, as compared with the same periods in 1992. These decreases are attributable to a lower rate of return allowed by the Federal Energy Regulatory Commission to some of the Company's nuclear generating affiliates.
     Other income, net decreased $272,000 or 35.4% for the three months ended September 30, 1993 due to lower prevailing interest rates during 1993 which resulted in decreased earnings from temporary cash investments.

     The $1.6 million decrease for the nine months ended September 1993 resulted mostly from the partial write-off of the Seabrook costs as well as a reduction in interest income from temporary cash investments due to the reason described above.

Interest on Long-term Debt

     Interest on long-term debt decreased $754,000 or 25.6% and $2.0 million or 22.2% for the three and nine months ended September 1993, respectively. The decreases are due to the redemption of Series O, Q & Z First Mortgage Bonds in December 1992; and Series DD and BB First Mortgage Bonds in January and August 1993, respectively. The Company redeemed Series P, R, S and Y First Mortgage Bonds in October 1993 and plans to redeem Series N First Mortgage Bonds in January 1994.

Other Interest

     During the nine month period ending September 30, 1993, other interest expense decreased $524,000 due to interest expense paid in the first quarter of 1992 related to an Internal Revenue Service audit of the Company's income tax returns for the years 1983 through 1988 as well as the reduction of other rate related interest.

Cash Dividends Declared

     The decrease in common dividends declared for the nine months ended September 30, 1993 as compared with the same period in 1992 is due to an advanced quarterly common dividend declaration in November 1992 of approximately $4.0 million payable February 12, 1993.

LIQUIDITY AND CAPITAL RESOURCES

Construction

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction program. Cash flows from operating activities after dividends paid, provided 100% of the Company's construction and energy-efficiency programs expenditures of $18.8 million and $15.2 million for the nine months ended September 30, 1993 and 1992, respectively.

Financing and Capitalization

     Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $43 million. During the fourth quarter of this year, the Company plans to issue approximately $43 million of long-term debt, of which $14.5 million will replace First Mortgage Bonds redeemed in October 1993 and $4.325 million will replace First Mortgage Bonds to be redeemed in January 1994. The balance will be used to reduce short-term debt outstanding. In the past, the Company has been able to finance its construction program and expects to be able to meet all future commitments.

     The Company's capital structure has remained consistent with the Company's long-range financial objectives: a debt ratio of 45% or lower and an equity ratio higher than 45%. At September 30, 1993, the Company's capitalization including the current portion of long-term debt, consisted of 56% common equity, 12% preferred stock and 32% long-term debt. Planned debt financing will raise the long-term debt level close to the target when completed. The credit ratings of the Company's securities as of September 30, 1993, as reaffirmed by Standard & Poor's Corp. and Duff & Phelps Corp. are BBB+ and A-, respectively, for First Mortgage Bonds and BBB for Preferred Stock.

     Non-Utility

     In October 1993, Catamount Energy Corporation, a non-utility subsidiary of the Company, established an Irrevocable Standby Letter of Credit with a bank to borrow up to an aggregate amount of $2.3 million to replace its share of cash in the Appomattox Cogeneration Limited Partnership's Project Debt Service Reserve Fund. This Letter of Credit is for a one year term with annual extensions available and requires confirmation fees totaling 2.375% of credit available.
     In September 1993, SmartEnergy Services, Inc., also a non-utility subsidiary of the Company, established a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. This line of credit is negotiable in one year.

Energy-efficiency Programs

     Since 1989, the Company has continued to develop and implement energy-efficiency programs. The primary purpose of these programs is to offset the need for long-term power supply resources that are more expensive to purchase or develop than customer-efficiency programs. The Company's portfolio of programs and services have been filed with and approved by the PSB in Dockets 5270-CV-1 and 5270-CV-3. The amount of expenditures will be adjusted from time to time based on changes in the economic and regulatory environment and the ongoing cost-effectiveness of the programs as compared to other resource options.
     Currently, the Company plans to spend about $8.8 million in 1993, of which approximately $2.5 million is currently being recovered in rates, as existing programs are expanded and other programs are introduced. Based on the regulatory recovery mechanism currently in place, the Company believes that these additional expenditures and related lost revenues for such efficiency programs will be recovered through rates.
     On May 4, 1993, the Company received an order approving the remainder of the Company's efficiency programs and related monitoring and evaluation plans. One part of the order questioned whether the Company had met its obligation to comply with their prior orders regarding the reporting and implementation of the Company's fuel switching programs. The PSB stated an investigation was necessary to determine if the Company might be subject to sanctions. The Company filed a position paper on May 10, and related testimony on May 28 and June 7, 1993 addressing why sanctions are not appropriate and reemphasizing the belief it had fully complied with the PSB's orders. A hearing on the matter was held June 17, 1993. Although the Company is uncertain when the PSB will issue an order on this matter, the Company believes any sanctions, if imposed, would be immaterial.
     Concurrently during June, July and August 1993, the Company was involved in a series of informal discussions with the DPS concerning the role of fuel switching. In August, the DPS informed the PSB that these negotiations were unlikely to result in an agreement. In early July, the PSB received ten intervention requests by parties expressing their concern with the Company paying for customer fuel switches. On September 9, 1993, the PSB issued an order granting the motions to intervene. The order also specified the scope of the pending case. During a pre-hearing conference held on September 27, 1993, the parties agreed to a schedule with direct testimony to be filed in December 1993 and hearings to be held in March 1994.
     In an order dated December 29, 1992, the New Hampshire Public Utilities Commission approved efficiency programs of the Company's wholly owned
New Hampshire subsidiary, Connecticut Valley Electric Company Inc. (CVEC) including recovery of 1993 program expenditures, related lost revenues and recovery of shareholders incentives for 1992 programs through a "Conservation and Load Management Percentage Adjustment (C&LMPA)" clause effective until a new C&LMPA is approved.
     On September 3, 1993, CVEC requested recovery of 1994 program expenditures, related lost revenues and shareholder incentives for 1993 program activity through a C&LMPA to be applied to 1994 customers' bills.
CVEC is proposing to reduce the impact of C&LMPA on customers' rates, especially commercial and industrial customers by 1) deferring the acquisition of "non-lost-opportunity" C&LM programs due to newly forecasted lower avoided costs and 2) having participants pay a larger share of the costs of C&LM.
This case is expected to be decided in early January 1994 with a revised
C&LMPA to be effective March 1, 1994.

Diversification

     Catamount Energy Corporation (Catamount) has four wholly owned subsidiaries with interest in four operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. For the nine months ended
September 30, 1993, Catamount contributed $831,000 to the Company's earnings.
     Effective January 1, 1993, the Company formed a new subsidiary, SmartEnergy Services, Inc. The purpose of this subsidiary is to cost effectively provide reliable, energy efficient products and services, including the rental of electric water heaters. For the nine months ended September 30, 1993, this subsidiary contributed $305,000 to the Company's earnings. Prior to January 1, 1993, the rental electric water heater program was part of the Company's core electric business.
     On October 1, 1993, SmartEnergy's Board of Directors approved a $1.2 million investment to purchase 300,000 shares (5%) of Green Technologies, Inc. common stock. This transaction was consummated on October 1, 1993. Green Technologies, Inc. of Boulder, Colorado, currently manufactures Green-Plug electricity savers for several types of household appliances.

Rates

     The Company recognizes that adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. As part of an agreement reached with the DPS, and subsequently approved by the PSB, the Company agreed not to increase general rates until August 1994. The Company plans to file for a general rate increase in early 1994 to become effective in late 1994 or early 1995. See Earnings Overview for additional information regarding this matter.

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

              On March 20, 1992, Sunnyside Cogeneration Associates filed suit in the United States District Court for the District of Vermont against the Company, CV Energy Resources, Inc. (CVER) and a subsidiary of CVER alleging damages in excess of five million dollars resulting from CVER's decision to not invest in the plaintiff's waste coal cogeneration facility under construction in Sunnyside, Utah. The Company has filed an answer denying the allegations and does not expect the resolution of the case to have a material affect on the business or financial condition of the Company.

              On December 5, 1991, Bonneville Pacific Corporation (Bonneville) filed for protection under Chapter 11 of the Bankruptcy Laws. On August 30, 1993, Bonneville's trustee in bankruptcy filed suit in the United States Bankruptcy Court in Utah, claiming damages in excess of two million dollars in connection with two contracts between Bonneville and the Company concerning the development of a 52 MW co-generation plant in Vermont and the sale of power from the plant to the Company. The Company has filed an answer denying the allegations and does not expect this case to have a material affect on the business or financial condition of the Company.

Items 2. through 4.

         None.

Item 5.  Other Information.

              Steven J. Allenby, Senior Vice President, Marketing and Customer Services, and Patricia A. Wakefield, Vice President, Marketing and Customer Services, resigned effective October 29, 1993.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - None.

     (b) There were no reports on Form 8-K for the quarter ended September 30, 1993.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        CENTRAL VERMONT PUBLIC SERVICE CORPORATION




                        By:  James M. Pennington
                              James M. Pennington, Controller
                               (Authorized Officer and
                                 Chief Accounting Officer)






Dated  November 10, 1993