Form 10-Q
period 1994-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1994-05-12
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549



           Form 10-Q
              ___
             |_x_| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended__March 31, 1994___

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


_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1994 there were outstanding 11,671,561 shares of Common Stock, $6 Par Value.

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          PART I - FINANCIAL INFORMATION

                           Item 1.  Financial Statements
                 CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                      (Dollars in thousands, except per share amounts)
                                                         (Unaudited)
                                                           Three Months Ended
                                                                March 31
                                                            1994         1993
Operating Revenues                                        $83,885      $85,319

Operating Expenses
  Operation
    Purchased power                                        37,693       35,811
    Production and transmission                             5,373        5,367
    Other operation                                         9,024        9,046
  Maintenance                                               2,401        2,250
  Depreciation                                              4,066        3,736
  Other taxes, principally property taxes                   2,673        2,540
  Taxes on income                                           8,288        9,722
  Total operating expenses                                 69,518       68,472

Operating Income                                           14,367       16,847

Other Income and Deductions
  Equity in earnings of affiliates                            803          984
  Allowance for equity funds during construction               20           19
  Other income (expenses), net                                 28         (471)
  Benefit for income taxes                                     12            6
  Total other income and deductions, net                      863          538

Total Operating and Other Income                           15,230       17,385

Interest Expense
  Interest on long-term debt                                2,487        2,457
  Other interest                                              161          136
  Allowance for borrowed funds during construction            (26)         (36)
  Total interest expense, net                               2,622        2,557

Net Income                                                 12,608       14,828

Retained Earnings at Beginning of Period                   61,879       55,438
                                                           74,487       70,266

Cash Dividends Declared
  Preferred stock                                             547          664
  Common stock                                              4,111           50
  Total dividends declared                                  4,658          714

Retained Earnings at end of Period                        $69,829      $69,552
                                                          _______      _______

Earnings Available for Common Stock                       $12,061      $14,164

Average shares of common stock outstanding             11,609,642   11,241,877

Earnings per Share of Common Stock                          $1.04        $1.26

Dividends per Share of Common Stock                          $.3550       $.3550

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                               (Dollars in thousands)
                                                            March 31     December 31
                                                              1994          1993
                                                           (Unaudited)
Assets
Utility Plant, at original cost                             $425,771      $421,929
  Less accumulated depreciation                              116,404       112,299
                                                             309,367       309,630
  Construction work in progress                                7,994         8,388
  Nuclear fuel, net                                            1,233         1,390
  Net utility plant                                          318,594       319,408

Investments and Other Assets
  Investments in affiliates, at equity                        27,078        26,963
  Non-utility investments                                     29,941        30,123
  Non-utility property, less accumulated depreciation          3,621         3,203
  Total investments and other assets                          60,640        60,289

Current Assets
  Cash                                                         2,845           823
  Temporary investments, at cost which
   approximates market                                        10,124         1,162
  Accounts receivable                                         21,059        18,614
  Unbilled revenues                                            5,083        10,959
  Materials and supplies, at average cost                      4,607         4,641
  Prepayments                                                  2,780         3,098
  Other current assets                                         4,548         4,821
  Total current assets                                        51,046        44,118

Regulatory Assets and Other Deferred Charges                  61,167        56,335

Total Assets                                                $491,447      $480,150
                                                            ________      ________

Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,657,070 shares
   and 11,562,219 shares, respectively                      $ 69,942      $ 69,373
  Other paid-in capital                                       43,833        42,584
  Retained earnings                                           69,829        61,879
  Total common stock equity                                  183,604       173,836
  Preferred and preference stock                               8,054        15,054
  Preferred stock with sinking fund requirements              20,000        20,000
  Long-term debt                                             122,414       122,419
  Total capitalization                                       334,072       331,309

Long-term Lease Arrangements                                  21,281        21,553

Current Liabilities
  Short-term debt                                                677         1,356
  Current portion of long-term debt                              525         4,850
  Accounts payable                                             5,559         7,002
  Accounts payable - affiliates                                7,568         7,488
  Accrued interest                                             2,708           564
  Accrued income taxes                                         8,629           788
  Dividends declared                                             507           664
  Other current liabilities                                   24,276        23,913
  Total current liabilities                                   50,449        46,625

Deferred Credits
  Deferred income taxes                                       52,194        52,028
  Deferred investment tax credits                              8,687         8,785
  Yankee Atomic purchased power contract                       9,333         9,768
  Environmental cleanup                                        4,900         4,900
  Restructuring costs                                          4,442           -
  Other deferred credits                                       6,089         5,182
  Total deferred credits                                      85,645        80,663

Total Capitalization and Liabilities                        $491,447      $480,150
                                                            ________      ________

                       CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)

                                                               Three Months Ended
                                                                     March 31
                                                                 1994       1993
Cash Flows Provided (Used) By
  Operating Activities
     Net income                                                $12,608    $14,828
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                              4,066      3,736
       Deferred income taxes and investment tax credits            185      1,627
       Allowance for equity funds during construction              (20)       (19)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs                 1,452      1,049
       Amortization of property losses                             486      1,130
       Amortization of nuclear fuel                                156        188
       Decrease in accounts receivable                           3,356      2,232
       Decrease in accounts payable                               (999)    (3,588)
       Increase in accrued income taxes                          7,841      5,455
       Decrease in other working capital items                   3,003      3,749
       Other, net                                                 (970)    (1,632)
     Net cash provided by operating activities                  31,164     28,755

  Investing Activities
     Increase in temporary investments                          (8,962)    (8,433)
     Construction and plant expenditures                        (3,913)    (5,331)
     Conservation and load management expenditures              (1,254)    (1,109)
     Investments in affiliates                                     (39)       -
     Non-utility investments                                       182     (3,345)
     Other investments, net                                       (151)       (92)
     Net cash used in investing activities                     (14,137)   (18,310)

  Financing Activities
     Sale of common stock                                        1,818      2,155
     Short-term debt, net                                         (679)    (2,100)
     Retirement of preferred stock                              (7,000)        -
     Retirement of long-term debt                               (4,330)    (6,666)
     Common and preferred dividends paid                        (4,814)    (3,975)
     Other                                                         -          (43)
     Net cash used in financing activities                     (15,005)   (10,629)

Net Increase (Decrease) in Cash                                  2,022       (184)
Cash at Beginning of Period                                        823      2,714

Cash at end of Period                                          $ 2,845    $ 2,530
                                                               _______    _______
Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest (net of amounts capitalized)                      $   392    $ 1,126
    Income taxes (net of refunds)                              $   572    $ 2,957

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1994

Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.
     Effective January 1, 1994, the Company adopted SFAS No. 112, Employer's Accounting for Postemployment Benefits. See Note 4.
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Note 2 - Environmental

     The Company believes it operates in compliance in all material respects with all laws, regulations, orders and decrees respecting environmental control to the extent currently applicable to and effective against it. Furthermore, it is the Company's policy to comply, in all material respects, with such laws, regulations, orders and decrees, including any variances granted thereunder.
     The Company's operations and activities are subject to inspection and supervision by both state and Federal regulatory authorities including the United States Environmental Protection Agency (EPA). The Company is not subject to any material fines for violation of any environmental laws or other matters which are the subject of regulatory inspection or oversight, nor is the Company a responsible party in any pending or threatened proceeding instituted by the EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund).
     The Company is engaged in processes and activities to continually assess and assure its compliance with environmental laws, regulations, orders and decrees. Based on the results of these processes and activities to date, the Company is not aware of any instances where it has caused or permitted a release of a hazardous substance through its operations on or about the properties owned, operated and otherwise used by the Company which will likely result in any material environmental liabilities to the Company. To the extent that the Company has knowledge of releases of small quantities of fuel oil or other substances which have resulted from its operations, the Company believes that these releases can be remedied without material adverse effect on its financial condition or the results of its operation.
     The Company is an amalgamation of more than 100 predecessor companies which were engaged in various operations and activities prior to their being incorporated into the Company. At least three of these companies were involved in the production of gas from coal for sale and distribution to customers at retail. These activities were halted by the Company in the late 1940's or early 1950's. The Company is continually investigating, assessing and monitoring the status of potential contaminated sites related to these and other operations of the Company and its predecessors. The Company's policy is to record a liability for remediation, monitoring and other related costs when it determines that such a liability is probable and estimable. Coal tar deposits have been discovered at the Company's Cleveland Avenue property located in the City of Rutland, a site at which one of its predecessors operated a coal-gasification facility. Due to the presence of these deposits and the uncertainties as to potential contamination and migration off-site, the Company conducted studies to determine the magnitude and extent of the coal tar releases. Based on the results of this initial work, the Company engaged a consultant to assist in evaluating clean-up methodologies and estimate the cost to clean up the site. These studies presently indicate that the cost to remediate this site will be approximately $5 million. This amount was charged to expense in the fourth quarter of 1992. The Company has yet to determine whether insurance proceeds are available to offset this expense.
     The Company has been contacted by the owners and potentially responsible parties (together the PRPs) of two former municipal landfills, the Trafton Hoisington Landfill and the Bennington Landfill, located in Vermont concerning the Company's alleged prior use of those facilities for the disposal of waste materials. The PRPs allege that the Company may be liable for costs in connection with the response, investigation and clean-up of these facilities pursuant to the applicable state and Federal law. At this time, the Company has no information which would indicate that it is liable in connection with the remediation efforts ongoing at either site. Further investigation of the Company's potential liability for these facilities is presently being conducted.
     The Company is not subject to any pending or threatened litigation with respect to any other sites nor has the EPA or other state or Federal agency sought contribution from the Company for their study or remediation.

Note 3 - Accounts Receivable

     In 1988 the Company entered into an agreement to sell up to $20 million of certain accounts receivable and unbilled revenues. At March 31, 1994 and December 31, 1993, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility. A portion of the fee for using the facility is based on London Inter Bank Offered Rate (LIBOR). In order to stabilize this portion of its obligation, the Company executed a SWAP transaction which sets the LIBOR based fee at 3.985% for the period
September 29, 1992 to September 29, 1994.
     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, were set aside for this recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.8 million and $5.2 million, respectively, at March 31, 1994 and $4.7 million and $7.3 million, respectively, at December 31, 1993.
     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.2 million at March 31, 1994 and $1.1 million at December 31, 1993.

Note 4 - Postemployment Benefits

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, Employer's Accounting for Postemployment Benefits. The accumulated postemployment benefit obligation of approximately $1.1 million, consisting of long-term disability benefits is reflected in the accompanying balance sheet both as a regulatory asset and deferred postemployment benefit obligation (current and non-current). The post-employment benefit cost to be charged to expense in 1994 is estimated to be $165,000. The Company anticipates that the SFAS No. 112 treatment of postemployment benefits will be allowed for rate-making purposes, therefore, no material effect on financial position or on results of operation is expected in connection with the adoption.

Note 5 - Voluntary Retirement and Severance Programs

     In the first quarter of 1994, the Company offered a Voluntary Retirement Program (VRP) which was accepted by 42 employees. The estimated benefit obligation as of March 31, 1994 is about $4.4 million. This amount consists of pension benefits and postretirement medical benefits of $2.2 million and $2.2 million, respectively. Additionally, the Company offered a Voluntary Severance Program (VSP) to certain employees. Eligible employees had until April 22, 1994 to apply. This program was accepted by 32 employees. The Company also announced a layoff of 20 employees on May 9, 1994. The VRP, VSP and layoff combined with attrition since mid-1993, yields a total work force reduction of approximately 14%. The Company is currently evaluating the 1994 benefit obligation for the VSP and for employees affected by the layoff and will record these obligations in the second quarter of 1994. For rate-making purposes, the Company received an Accounting Order from the PSB dated March 11, 1994, requiring the Company to defer all of these program costs and amortize them over a five-year period beginning June 1, 1994 through May 31, 1999. The timing and recoverability of these costs will be determined in the Company's current rate proceedings.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION


     Summarized income statement information for Vermont Yankee Nuclear Power
Corporation follows (dollars in thousands, except per share amounts):


                                                   Three Months Ended
                                                        March 31
                                                    1994        1993

     Operating revenues                           $39,169     $39,649
     Operating expenses                            35,526      35,582

          Operating income                          3,643       4,067
     Other income, net                                238         218

          Total operating and other income          3,881       4,285
     Interest expense                               2,198       2,148

          Net income                              $ 1,683     $ 2,137
                                                  _______     _______

     Average shares of common stock outstanding   392,481     392,481

     Earnings per share of common stock             $4.29       $5.44

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1994

Earnings Overview

     Earnings per share of common stock for the three months ended March 31, 1994 were $1.04 compared to $1.26 for the corresponding period last year. Earnings available for common stock for these respective periods were $12,061,000 and $14,164,000.
     The decline in earnings for the first quarter is due to several factors described in results of operations below.
     On March 28, 1994, the Vermont Public Service Board (PSB) held a hearing and subsequently approved the Vermont Department of Public Service's motion, filed on March 21, 1994, to consolidate two open dockets: 1) a PSB ordered investigation into the Company's cost of service and resulting rates opened in November 1993 and 2) the Company's request for an 8.9% general rate increase filed February 15, 1994. Hearings are scheduled to take place during the third quarter of 1994 and any resulting change in rates will take effect November 1, 1994.

RESULTS OF OPERATIONS

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three months ended March 31, 1994 and 1993 (and the related percentage changes from 1993) is set forth below:

                                                   Three Months Ended March 31
                                                           Percentage                            Percentage
                                              MWH           Increase        Revenues (000's)      Increase
                                       1994        1993    (Decrease)       1994        1993     (Decrease)
Residential                      295,960     292,015      1.4        $33,470      $33,973      (1.5)
Commercial                       216,712     220,144     (1.6)        25,473       26,079      (2.3)
Industrial                       110,230     110,185       -           9,477        9,674      (2.0)
Other retail                       1,916       1,846      3.8            434          419       3.6
  Total retail sales             624,818     624,190       .1         68,854       70,145      (1.8)
    Less:  DPS sales                 -        14,091   (100.0)           -            953    (100.0)
  Total Company retail sales     624,818     610,099      2.4         68,854       69,192       (.5)
Resale sales:
  Firm                             5,152      22,909    (77.5)           211          951     (77.8)
  Entitlement                    248,652     269,254     (7.7)        10,474       10,921      (4.1)
  Other                          127,271      42,348    200.5          3,038          968     213.8
    Total resale sales           381,075     334,511     13.9         13,723       12,840       6.9
Other revenues                       -           -         -           1,308        3,287     (60.2)
  Total sales                  1,005,893     944,610      6.5        $83,885      $85,319      (1.7)
                               _________     _______                 _______      _______

     Retail MWH sales for the three month period ended March 31, 1994 were flat compared to last year's first quarter. The Company's annual forecast indicates
a moderate increase in MWH sales for 1994.   Retail revenues have decreased
$1.3 million or 1.8% for the first quarter compared to the same period last year. Overall, retail MWH sales and revenues reflect the State's continued sluggish economy and the effectiveness of Conservation and Load Management programs.
     The Company's retail MWH sales increased 2.4% and related revenues decreased .5% due to the 250 KWH Department of Public Service (DPS) block which effective September 1, 1993 is being supplied by the Company. While this 250 KWH block provides for increased KWH sales for the Company, the non-seasonal uniform rate of 8.811 cents per KWH is less than the Company's peak rates for residential customers, causing the reduction in revenue. This revenue reduction will be offset by increased revenues during the Company's off-peak rate season (April-November).
     From February 1, 1993, through August 31, 1993, the Vermont Public Service Board approved, on an interim basis, a 150 KWH/month joint block supplied by both the Company and the DPS, whereby the DPS provided residential customers with the first 25 KWH and the Company provided the remaining 125 KWH. The
125 KWH were sold at the non-seasonal uniform rate of 9.009 cents per KWH.
     Due to current market conditions, some of the Company's firm resale customers chose not to extend their contracts beyond October 1993. However, one of those customers opted to purchase power from the Company based on market rates.
     Entitlement MWH sales decreased by 20,602 MWH or 7.7% and the corresponding revenues decreased $.4 million or 4.1%. This decrease is attributable to the reduced sell-back of the Hydro-Quebec Schedules A, C-1, and C-2 power.
     The 84,923 MWH increase ($2.1 million) in other resale sales resulted from increased sales to NEPOOL and other utilities in New England.
     The first quarter of 1993 included approximately $1.9 million of revenues deferred from 1991 to 1993 resulting in a decrease of 60.2% in other revenues for the first quarter of 1994.

Net Purchased Power and Production Costs

     The components of net purchased power and production fuel costs for the three months ended March 31, are as follows (dollars in thousands):

                                                          1994                     1993
                                                    Units      Amount         Units     Amount
     Purchased:
       Capacity (MW)                                  577     $20,571           560     $20,600
       Energy (MWH)                               972,468      17,122       911,100      15,211
       Production fuel (MWH)                       95,677         566        85,543         636
          Total purchased power and
           production costs                                    38,259                    36,447
     Entitlement and other resale sales (MWH)     375,923      13,512       311,602      11,889
          Net purchased power and
           production fuel costs                              $24,747                   $24,558
                                                              _______                   _______

     The Company's net purchased power and production fuel costs for the first three months of 1994 have remained relatively equal compared to the same period last year. The increase of $1.9 million in energy costs is offset by a decrease in capacity and production fuel costs of $99,000 and an increase of $1.6 million in Entitlement and other resale sales.
     The $1.9 million increase in energy costs is due to a 6.7% or 61,369 MWH increase in the amount of MWH purchased totaling $1.0 million and a 5.5% increase in the average cost per KWH purchased totaling $.9 million.
     The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. The Company also owns 18 hydroelectric generating units, two gas-fired and one diesel peaking units, and leases and operates two hydroelectric generating stations from wholly owned subsidiaries. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, Wyman #4 and Millstone #3.
     The purchased power and production costs described above are partially offset for ratemaking purposes by revenues from sales to NEPOOL, Hydro-Quebec and other utilities in New England. Such sales amounted to $13.5 million for 375,923 MWH and $11.9 million for 311,602 MWH, for the three months ended
March 31, 1994 and 1993, respectively.

Depreciation

     The increase in depreciation expense is due to property additions and the installation of new Computer Systems in the second half of 1993.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. Pre-tax earnings decreased 14.9% for the first quarter of 1994 compared with the same period in 1993.

Equity in Earnings of Affiliates

     Equity in earnings of affiliates decreased 18.4% for the three months ended March 31, 1994, as compared with the same period in 1993. This decrease is attributable to a lower rate of return allowed by the Federal Energy Regulatory Commission to some of the Company's nuclear generating affiliates.

Other Income (Expenses), Net

     For the three months ended March 31, 1994, other income (expenses), net increased $500,000. In the first quarter of 1993 and 1994, the Company wrote-off $1.1 million and $439,000, respectively, representing the non-recoverability portion of the Company's investment in the Seabrook project from some of the Company's firm resale customers.

Cash Dividends Declared

Preferred

     In January 1994, the Company redeemed at premium 280,000 shares of preferred stock 9% dividend series. This redemption resulted in a decrease in preferred dividends declared for the first quarter of 1994 compared to the same period last year.

Common

     In November 1992, the Company's Board of Directors declared a quarterly common dividend of approximately $4.0 million payable February 12, 1993. This advanced declaration accounts for the increase in common dividends declared for the first three months of 1994 compared to 1993.

LIQUIDITY AND CAPITAL RESOURCES

Construction

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction program. Cash flows from operating activities after dividends paid, provided 100% of the Company's construction and Conservation and Load Management expenditures of $5.2 million and $6.4 million for the three months ended March 31, 1994 and 1993, respectively.

Financing and Capitalization

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $44 million.
     In January 1994, the Company redeemed $7 million of the 9.00% Series Preferred Stock, $25 Par Value, and plans to reissue approximately $7 million of Preferred Stock in 1994.
     The Company's capital structure has remained consistent with the Company's long-range financial objectives: a debt ratio of 45% or lower and an equity ratio higher than 45%. At March 31, 1994, the Company's capitalization including the current portion of long-term debt, consisted of 55% common equity, 8% preferred stock and 37% long-term debt. The credit ratings of the Company's securities as of March 31, 1994, as reaffirmed by Standard & Poor's Corp. and Duff & Phelps Corp. in mid-1993 are BBB+ and A-, respectively, for First Mortgage Bonds and BBB for Preferred Stock.

Non-Utility

     Catamount Energy Corporation, a subsidiary of the Company, maintains an Irrevocable Standby Letter of Credit with a bank to borrow up to an aggregate amount of $2.3 million to replace its share of cash in the Appomattox Cogeneration Limited Partnership's Project Debt Service Reserve Fund. This Letter of Credit is for a one year term with annual extensions available and requires fees totaling 2.375% of credit available.
     SmartEnergy Services, Inc., also a subsidiary of the Company, maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes.
     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

Conservation and Load Management (C&LM) Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Expenditures in 1993 were $9.5 million and are planned to be approximately $5.4 million in 1994. The amount of expenditures is adjusted annually, based on the cost-effectiveness of programs compared to other options.
     The PSB has approved all of the Company's C&LM programs delivered in Vermont, which include direct utility investments in customer premises to increase customer participation. In addition, the PSB has approved a Monitoring and Evaluation Plan utilized to evaluate the continued cost-effectiveness of the C&LM programs.
     In late 1993, the Company filed a Petition to Amend and slow the pace of some of its C&LM programs in light of the excess capacity in the region which made some of the C&LM programs less effective in the near-term. The revised programs focus on improving efficiencies based on lessons learned in the past several years. In addition, the programs focus on incorporating efficiencies for new construction and remodeling programs that are more expensive to defer. In the Petition, the Company stated it planned to implement the program amendments with or without PSB approval starting in 1994. By letter dated January 20, 1994, the PSB indicated it would not be opening proceedings concerning the Petition at this time. However, many of the issues raised in the Petition are before the PSB, along with deferred C&LM expenditures and related lost revenues from 1991 to the present, in the PSB's investigation of the Company's rates which is consolidated with the Company's request for an 8.9% general rate increase filed on February 15, 1994.
     In addition, in Vermont, the Company is involved in several cases related to C&LM activities including the role of fuel switching as a C&LM measure, the level of externalities for electricity and the role of fuel choice in new construction.
     In an order dated February 28, 1994, the New Hampshire Public Utilities Commission (NHPUC) approved the 1994 C&LM programs and projected related expenditures and lost revenues of the Company's wholly owned New Hampshire subsidiary, Connecticut Valley Electric Company Inc. These expenditures and lost revenues are recovered along with shareholder incentives for 1993 program activity through a C&LM percentage adjustment clause effective March 1, 1994. The NHPUC also authorized a pilot program for direct billing of certain C&LM costs to certain commercial and industrial customers.

Diversification

     In January 1994, Catamount Energy Corporation (CEC) purchased an additional 4.185% limited partnership interest in Rumford Cogeneration
Company. Currently, CEC has four wholly owned subsidiaries with four operating projects in place. CEC and its subsidiaries contributed $311,000 to the Company's earnings for the three months ended March 31, 1994.
     SmartEnergy Services, Inc.'s (SES) purpose is to cost effectively provide reliable, energy efficient products and services, including the rental of electric water heaters. In 1993, SES purchased a 5% interest in Green Technologies, Inc. of Bolder, Colorado. Green Technologies manufactures various energy-saving products, including the GreenPlug electricity saver. SES has signed an agreement to market the GreenPlug and other energy-saving products to utilities in the United States and Canada.

Rates

     The Company recognizes that adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company filed for an 8.9% general rate increase on February 15, 1994 to become effective November 1, 1994. See Earnings Overview for additional information regarding this matter.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                          PART II - OTHER INFORMATION




Item 1.  Legal Proceedings.

              On March 20, 1992, Sunnyside Cogeneration Associates filed suit in the United States District Court for the District of Vermont against the Company, CV Energy Resources, Inc. (CVER) and a subsidiary of CVER alleging damages in excess of five million dollars resulting from the parties inability to come to agreement on the terms of CVER's proposed investment in the plaintiff's waste coal generation facility under construction in Sunnyside, Utah. The Company has filed an answer denying the allegations and does not expect the resolution of the case to have a material affect on the business or financial condition of the Company.

Items 2 through 5.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None.

         (b) There were no reports on Form 8-K for the quarter ended March 31, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       CENTRAL VERMONT PUBLIC SERVICE CORPORATION




                       By        James M. Pennington
                           James M. Pennington, Controller
                               (Authorized Officer and
                                Chief Accounting Officer)





Dated  May 12, 1994

                     CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                      Form 10-Q

                                  Table of Contents



PART I.  FINANCIAL INFORMATION                                             Page

  Item 1.  Financial Statements

           Consolidated Statement of Income and Retained Earnings for
            the three months ended March 31, 1993 and 1992                   3

           Consolidated Balance Sheet as of March 31, 1993 and
            December 31, 1992                                                4

           Consolidated Statement of Cash Flows for the three months
            ended March 31, 1993 and 1992                                    5

           Notes to Consolidated Financial Statements                      6-8

           Summarized income statement information for Vermont Yankee
            Nuclear Power Corporation                                        9

  Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    10-15


PART II.  OTHER INFORMATION                                                 16

SIGNATURE                                                                   17