Form 10-Q
period 1994-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1994-08-12
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549


Form 10-Q

|_x_|  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   June 30, 1994


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


__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1994 there were outstanding 11,779,374 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



PART I.  FINANCIAL INFORMATION                                  Page


  Item 1.  Financial Statements
           Consolidated Statement of Income and Retained
           Earnings for the three and six months ended
           June 30, 1994 and 1993                                 3

           Consolidated Balance Sheet as of June 30, 1994
           and December 31, 1993                                  4

           Consolidated Statement of Cash Flows for the
           six months ended June 30, 1994 and 1993                5

           Notes to Consolidated Financial Statements            6-9

           Summarized income statement information for
           Vermont Yankee Nuclear Power Corporation               10

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                11-18


PART II.  OTHER INFORMATION                                    19-21

SIGNATURE                                                        22

                       CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                              PART I - FINANCIAL INFORMATION

                               Item 1.  Financial Statements
                  CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    (Dollars in thousands, except per share amounts)
                                       (Unaudited)


                                     Three Months Ended        Six  Months Ended
                                           June 30                 June 30
                                     1994          1993        1994        1993
Operating Revenues              $57,684       $56,975     $141,569    $142,294

Operating Expenses
  Operation
    Purchased power                35,684       34,947       73,377      70,758
    Production and transmission     5,531        5,218       10,904      10,585
    Other operation                 8,906        8,470       17,931      17,516
  Maintenance                       2,909        2,978        5,309       5,228
  Depreciation                      4,100        3,771        8,166       7,507
  Other taxes, principally
    property taxes                  2,628        2,389        5,301       4,929
  Taxes on income                  (1,627)      (1,058)       6,661       8,664
  Total operating expenses         58,131       56,715      127,649     125,187

Operating Income (Loss)              (447)         260       13,920      17,107

Other Income and Deductions
  Equity in earnings of
     affiliates                      797           911        1,600       1,895
  Allowance for equity funds
     during construction              22             4           43          23
  Other income (expenses), net      (190)          453         (162)        (18)
  Benefit (provision) for income
     taxes                           309           (83)         320         (77)

  Total other income
     and deductions, net             938         1,285        1,801        1,823

Total Operating and
     Other Income                    491         1,545       15,721       18,930

Interest Expense
  Interest on long-term debt       2,367         2,324        4,854        4,781
  Other interest                     156           148          317          284

  Allowance for borrowed funds
     during construction             (29)           (7)         (55)        (43)

  Total interest expense, net      2,494         2,465        5,116        5,022


Net Income (Loss)                 (2,003)         (920)      10,605       13,908


Retained Earnings
  at Beginning of Period          69,829         69,552      61,879       55,438

                                  67,826         68,632      72,484       69,346

Cash Dividends Declared
   Preferred stock                   577            667       1,124        1,331

   Common stock                    8,319          4,016      12,430        4,066

Total dividends declared           8,896          4,683      13,554       5,397

Retained Earnings at
   end of Period                 $58,930        $63,949    $ 58,930    $ 63,949

Earnings (Losses) Available
    for Common Stock            $ (2,580)      $ (1,587)  $   9,481    $ 12,577
Average shares of common
  stock outstanding            11,708,652    11,340,966   11,659,421 11,291,695
Earnings (Losses) Per
    Share of Common Stock          $(.22)        $(.14)        $.81       $1.11
Dividends Per Share of
     Common Stock                  $.355         $.355         $.71         $.71

/TABLE

        CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands)

                                             June 30   December 31
                                              1994         1993
                                          (Unaudited)
Assets

Utility Plant, at original cost             $428,130         $421,929
   Less accumulated depreciation             119,820          112,299
                                             308,310          309,630
   Construction work in progress              10,157            8,388
   Nuclear fuel, net                           1,073            1,390
   Net utility plant                         319,540          319,408

Investments and Other Assets
  Investments in affiliates, at equity        26,972           26,963
  Non-utility investments                     28,683          30,123
  Non-utility property,
     less accumulated depreciation             3,187           3,203
  Total investments and other assets          58,842          60,289

Current Assets
  Cash                                         2,154             823
  Temporary investments, at market value       8,285           1,162
  Accounts receivable                         12,077          18,614
  Unbilled revenues                            4,456          10,959
  Materials and supplies, at average cost      4,958           4,641
  Prepayments                                  1,616           3,098
  Other current assets                         4,548           4,821
  Total current assets                        38,094           44,118

Regulatory Assets and Other
     Deferred Charges                         62,370           56,335

Total Assets                                $478,846         $480,150

Capitalization and Liabilities

Capitalization
   Common stock, $6 par value, authorized
   19,000,000 shares; outstanding
   11,760,073 shares and 11,562,219
   shares, respectively                     $ 70,560         $ 69,373
   Other paid-in capital                      44,996           42,584
   Retained earnings                          58,930           61,879
   Total common stock equity                 174,486          173,836
   Preferred and preference stock              8,054           15,054
   Preferred stock with sinking
      fund requirements                       20,000           20,000
   Long-term debt                            117,680          122,419
   Total capitalization                      320,220          331,309

Long-term Lease Arrangements                  21,010           21,553

Current Liabilities
  Short-term debt                                 850            1,356
  Current portion of long-term debt             5,230            4,850
  Accounts payable                              5,802            7,002
  Accounts payable - affiliates                 7,390            7,488
  Accrued interest                                676              564
  Accrued income taxes                            726              788
  Dividends declared                            4,682              664
  Other current liabilities                    25,425           23,913
  Total current liabilities                    50,781           46,625

Deferred Credits
  Deferred income taxes                        54,713           52,028
  Deferred investment tax credits               8,590            8,785
  Yankee Atomic purchased power contract        8,845            9,768
  Environmental cleanup                         4,900            4,900
  Other deferred credits                        9,787            5,182
Total deferred credits                         86,835           80,663

Total Capitalization and Liabilities         $478,846         $480,150
/TABLE

                       CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Dollars in thousands)
                                        (Unaudited)

                                                     Six Months Ended
                                                          June 30
                                                     1994        1993
Cash Flows Provided (Used) By
  Operating Activities
    Net income                                     $10,605      $13,908
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Deferred revenues                               -         (3,363)
       Depreciation                                  8,166        7,507
       Deferred income taxes and investment
         tax credits                                 2,727        3,654
       Allowance for equity funds during
         construction                                  (43)         (23)
       Net deferral and amortization of nuclear
         refueling replacement energy and
         maintenance costs                           2,948        1,429
       Amortization of property losses                 533        1,171
       Amortization of nuclear fuel                    316          366
       Decrease in accounts receivable              12,966       13,711
       Decrease in accounts payable                   (872)      (5,037)
       Decrease in accrued income taxes                (62)        (106)
       Decrease in other working capital items       1,893        2,736
       Other, net                                   (1,692)        (968)
  Net cash provided by operating activities         37,485       34,985
Investing Activities
    Increase in temporary investments               (7,123)        (429)
    Construction and plant expenditures             (9,396)      (9,758)
    Conservation and load management expenditures   (3,087)      (2,760)
    Investments in affiliates                           66         (106)
    Non-utility investment                           1,440       (3,463)
    Other investments, net                            (254)        (596)
    Net cash used in investing activities          (18,354)      (17,112)

Financing Activities
    Sale of common stock                             3,599         4,477
    Short-term debt, net                              (506)       (2,100)
    Retirement of preferred stock                   (7,000)           -
    Retirement of long-term debt                    (4,359)      (12,319)
    Common and preferred dividends paid             (9,534)       (8,655)
    Other                                              -             (51)
    Net cash used in financing activities          (17,800)      (18,648)

Net Increase (Decrease) in Cash                      1,331         (775)
Cash at Beginning of Period                            823        1,730

Cash at end of Period                              $ 2,154     $    955

Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest (net of amounts capitalized)            $ 4,830     $  5,024
    Income taxes (net of refunds)                    $ 3,216     $ 4,697

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1994

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

Note 2 - Environmental

     The Company is engaged in various operations and activities which subject it to a wide range of environmental and land use laws and regulations (hereinafter "environmental laws"). It is Company policy to comply with these environmental laws to the extent currently applicable and effective against it. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having jurisdiction, the Company believes it conforms, in all material respects, with these environmental laws.
     Company operations occasionally result in unavoidable and inadvertent spills or releases of regulated substances or materials, such as the rupture of a pole mounted transformer, broken hydraulic line, or other similar occurrences. When the Company learns of such spills and releases from ongoing operations, they are cleaned up to meet Federal and state requirements. Except as discussed in the following paragraphs, the Company is not aware of any instances where it has caused, permitted or suffered a release or spill on or about its properties or otherwise which will likely result in any material environmental liabilities to the Company.
     The Company is an amalgamation of more than 100 predecessor companies engaged in various operations and activities prior to their being incorporated in the Company. At least two of these companies were involved in the production of gas from coal to sell and distribute to customers at retail at three different locations. These activities were discontinued by the Company in the late 1940's or early 1950's. In addition, these predecessor companies and the Company itself may have historically engaged in other waste disposal activities, while legal and consistent with commercially accepted practices at the time, may not meet modern standards and thus represent potential liability. The Company continues to discover, investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these historic activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated.
     Based on these investigations and policies, coal tar deposits were discovered at the Company's Cleveland Avenue property located in the City of Rutland, a site where one of its predecessors operated a coal-gasification facility. Due to the presence of these deposits and uncertainties as to potential contamination migration off-site, the Company conducted studies to determine the magnitude and extent of the coal tar releases. The Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. This was followed by an assessment of potential health, safety and ecological risks. Other site issues are still under evaluation. A final risk assessment report should be completed soon and submitted to the state for review. Following state review, various remediation alternatives will be investigated. The Company has yet to determine whether insurance proceeds are available to offset the cost of any remediation required at this site.
     The Company is currently investigating its potential liability regarding three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill. The Bennington Landfill is a superfund site located in Bennington, Vermont. The Company was contacted this winter by Potentially Responsible Parties (PRP's) who performed an engineering evaluation/cost analysis (EE/CA) at this site. They have threatened litigation against the Company and others seeking contribution for the cost of conducting this study. The EPA has recently circulated a public notice indicating it has selected a preferred partial remedy for the site and is seeking public comment. While the Company is not a PRP, EPA has designated the Company a Potentially Interested Party (PIP) with respect to the site in the context of offering it the opportunity to comment on the preferred alternative. The Company conducted investigations of its waste disposal practices in the Bennington area in 1990 and again this past winter. Both concluded the Company sent no significant amounts of hazardous substances to the site. Based on the information received thus far, the Company will vigorously defend any contribution action from the PRP's and will monitor the EPA's intentions with respect to the Company's status as a PIP.
     The Parker Landfill is a superfund site located in Lyndonville, Vermont. In 1989, the Company received an information request from the EPA seeking to determine if the Company sent any hazardous substances to the site. An investi-gation conducted at the time concluded general trash was occasionally sent to the site but the Company had not sent hazardous substances to the site. In May of 1994, the Company received a second request seeking additional information regarding disposal practices. A renewed investigation by the Company again concluded no significant amounts of hazardous substances were sent to the site. EPA has recently announced its preferred remedy for this site and is currently seeking public comment. Final selection of a remedy is anticipated later this year. Thus far, the Company is considered a PIP, not a PRP, for the site and has been offered the opportunity to comment on the proposed remedy. The Company has complied with the information request and will monitor EPA activities at the site.
     The Trafton-Hoisington Landfill was a municipal and industrial landfill in the Town of Windsor, Vermont. The site is presently a state lead site although placement on the National Priorities List (NPL) remains a possibility. The state of Vermont has reached an agreement with a small group of PRP's to conduct a site investigation. The Company was contacted by these PRP's seeking contribution toward the cost of the site investigation. The Company conducted an investigation and concluded no significant amounts of hazardous substances were sent to the site. The Company has advised the PRP's it will not voluntarily contribute under these circumstances.
     At this time, the Company does not believe these sites represent the potential for a material adverse effect on its financial condition but will continue to monitor activities at the sites.


Note 3 - Accounts Receivable

     In 1988 the Company entered into an agreement to sell up to $20 million of certain accounts receivable and unbilled revenues. At June 30, 1994 and December 31, 1993, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility. A portion of the fee for using the facility is based on London Inter Bank Offered Rate (LIBOR). In order to stabilize this portion of its obligation, the Company executed a SWAP transaction which sets the LIBOR based fee at 3.985% for the period September 29, 1992 to September 29, 1994.
     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, were set aside for this recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $7.0 million and $5.0 million, respectively, at June 30, 1994 and $4.7 million and $7.3 million, respectively, at December 31, 1993.
     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.4 million at June 30, 1994 and $.9 million at December 31, 1993.


Note 4 - Postemployment Benefits

     Effective January 1, 1994, the Company adopted SFAS No. 112, Employer's Accounting for Postemployment Benefits. The accumulated postemployment benefit obligation of approximately $1.1 million, consisting of long-term disability benefits is reflected in the accompanying balance sheet both as a regulatory asset and deferred postemployment benefit obligation (current and non-current). The post-employment benefit cost to be charged to expense in 1994 is estimated to be $200,000. The Company believes it is probable that the SFAS No. 112 treatment of postemployment benefits will be allowed for rate-making purposes, therefore, no material effect on financial position or on results of operation is expected in connection with the adoption.

Note 5 - Voluntary Retirement and Severance Programs

     In the first quarter of 1994, the Company offered and recorded an obligation related to a Voluntary Retirement Program
(VRP). The VRP was accepted by 42 employees. The estimated benefit obligation for the VRP as of June 30, 1994 is about
$4.5 million. This amount consists of pension benefits and postretirement medical benefits of $2.2 million and $2.3 million, respectively. Additionally, 32 employees accepted a Voluntary
Severance Program (VSP) offered by the Company.   Eligible
employees had until April 22, 1994 to apply. The Company also announced a layoff of 20 employees on May 9, 1994. The VRP, VSP and layoff combined with attrition since mid-1993, yields a total work force reduction of approximately 14%. The 1994 benefit obligation for the VSP and for employees affected by the layoff is about $.8 million and $.2 million, respectively. VSP and layoff obligations were recorded in the second quarter of 1994. The Company received an Accounting Order from the PSB dated
March 11, 1994, requiring the Company to defer all of these program costs and amortize them over a five-year period beginning June 1, 1994 through May 31, 1999, subject to a determination that these costs may be recovered in rates in the Company's current rate proceedings.

<CAPTION
              CENTRAL VERMONT PUBLIC SERVICE CORPORATION




     Summarized income statement information for Vermont Yankee
Nuclear Power Corporation follows (dollars in thousands, except per share amounts):


                                          Three Months Ended    Six Months Ended
                                                 June 30            June 30
                                          1994          1993    1994      1993
Operating revenues                       $37,093     $40,919    $76,262  $80,568
Operating expenses                        33,570      36,815     69,096   72,397

     Operating income                      3,523       4,104      7,166    8,171
Other income, net                            341         236        579      455

     Total operating and other income      3,864       4,340      7,745    8,626
Interest expense                           2,269       2,192      4,467    4,341

     Net income                          $ 1,595     $ 2,148   $  3,278  $ 4,285

Average shares of common stock
     outstanding                         392,481     392,481    392,481  392,481

Earnings per share of common stock         $4.06       $5.47      $8.35   $10.92

                 CENTRAL VERMONT PUBLIC SERVICE CORPORATION

              Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 1994

Earnings Overview

     The Company's rates charged to retail consumers are higher during the peak period (December through March) and lower during the off-peak (April through November). Under this rate structure, the Company often experiences losses in the second and third quarters offset by higher earnings in the first and fourth quarters. Accordingly, the Company recorded losses of $.22 and $.14 per share of common stock for the three months ended June 30, 1994 and 1993, respectively. Losses applicable to common stock for these respective periods were $2.6 million and $1.6 million.
     For the six months ended June 30, 1994, earnings per share of common stock were $.81 compared to $1.11 in 1993. Earnings available for common stock for these respective periods were $9.5 million and $12.6 million.
     Weak sales due to economic and competitive pressure is the primary contributor to the reduced earnings, as well as other factors described in results of operations below.
     On March 28, 1994, the Vermont Public Service Board (PSB) held a hearing and subsequently approved the Vermont Department of Public Service's (DPS) motion, filed on March 21, 1994, to consolidate two open dockets: 1) a PSB ordered investigation into the Company's cost of service and resulting rates opened in November 1993 and 2) the Company's request for an 8.9% general rate increase filed February 15, 1994. Hearings were held in early July 1994. Currently, the Company and the DPS have reached a settlement regarding the power cost component of the request. However, the PSB has opened an investigation regarding the prudency of the Company's purchased power activities during the last five years. Other components of the request still pending are allowed return on equity, recovery of Conservation and Load Management (C&LM) costs, and recovery of other operating and maintenance costs. The final outcome of the rate increase request including the resolution of these unresolved issues will directly effect the level of earnings for 1994. Although the Company cannot assess the potential earnings impact at this time, a final decision from the PSB on these pending issues is expected before November 1, 1994.

RESULTS OF OPERATIONS

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and six months ended June 30, 1994 and 1993 (and the related percentage changes from 1993) is set forth below:
                                                  Three Months Ended June 30
                                               Percentage                           Percentage
                                  MWH           Increase           Revenues (000's)  Increase
                             1994      1993    (Decrease)          1994      1993    (Decrease)
Residential                212,820   213,344       (0.2)          $19,535  $18,971       3.0
Commercial                 203,050   195,475        3.9            18,043   17,101       5.5
Industrial                  88,917    87,711        1.4             6,123    6,095       0.5
Other retail                 1,874     1,891       (0.9)              433      434      (0.2)
  Total retail sales       506,661   498,421        1.7            44,134   42,601       3.6
    Less:  DPS sales           -       8,694     (100.0)              -        453    (100.0)
  Total Company retail
       sales               506,661   489,727        3.5            44,134   42,148       4.7

Resale sales:
  Firm                       4,006    15,795      (74.6)               50       63     (92.1)
  Entitlement              157,274   215,675      (27.1)            7,416    9,222     (19.6)
  Other                    241,346    80,709      199.0             5,097    1,692     201.2
    Total resale sales     402,626   312,179       29.0            12,563   11,544       8.8
Other revenues                 -         -           -                987    3,283     (69.9)
  Total sales              909,287   801,906       13.4           $57,684  $56,975       1.2


                                                  Six Months Ended June 30
                                               Percentage                           Percentage
                                  MWH           Increase           Revenues (000's)  Increase
                             1994      1993    (Decrease)          1994      1993   (Decrease)
Residential                508,780   505,359        0.7          $ 53,005   $52,944      0.1
Commercial                 419,762   415,619        1.0            43,516    43,180      0.8
Industrial                 199,147   197,896        0.6            15,600    15,769     (1.1)
Other retail                 3,790     3,737        1.4               867       853      1.6
  Total retail sales     1,131,479 1,122,611         .8           112,988   112,746       .2
    Less:  DPS sales           -      22,785     (100.0)              -       1,406   (100.0)
  Total Company retail
     sales               1,131,479 1,099,826        2.9           112,988   111,340      1.5
Resale sales:
  Firm                       9,158    38,695      (76.3)              261     1,580    (83.5)
  Entitlement              405,926   484,929      (16.3)           17,890    20,143    (11.2)
  Other                    368,617   123,066      199.5             8,135     2,661    205.7
    Total resale sales     783,701   646,690       21.2            26,286    24,384      7.8
Other revenues                 -         -           -              2,295     6,570    (65.1)
  Total sales            1,915,180 1,746,516        9.7          $141,569  $142,294      (.5)

     Retail MWH sales and revenues for the second quarter ended June 30, 1994 increased 1.7% and 3.6%, respectively, compared to last year's second quarter.
     The Company's retail MWH sales increased 3.5% and related revenues increased 4.7% due to the 250 KWH DPS block which effective September 1, 1993 is being supplied by the Company at the non-seasonal uniform rate of 8.811 cents per KWH.
     From February 1, 1993, through August 31, 1993, the PSB approved, on an interim basis, a 150 KWH/month joint block supplied by both the Company and the DPS, whereby the DPS provided residential customers with the first 25 KWH and the Company provided the remaining 125 KWH. The 125 KWH were sold at the non-seasonal uniform rate of 9.009 cents per KWH.
     For the six months ended June 30, 1994, retail sales and revenues were about the same as those reported for the same period in 1993.
     Although the commercial and industrial sectors are beginning to show some growth, overall retail MWH sales and revenues continue to reflect the state's sluggish economy and the effectiveness of C&LM programs.
     Due to current market conditions, some of the Company's firm resale customers chose not to extend their contracts beyond October 1993. However, one of those customers opted to purchase power from the Company based on market rates.
     For the second quarter and first half of 1994, Entitlement Sales decreased 58,401 MWH (27.1%) and 79,003 MWH (16.3%), respectively, and related revenues decreased $1.8 million (19.6%) and $2.2 million (11.2%), respectively. These decreases are mostly attributable to the reduced sell-back of the Hydro-Quebec Schedules C-1 and C-2 power.
     Other resale sales increased 160,637 MWH ($3.4 million) for the second quarter and 245,551 MWH ($5.5 million) for the first half of 1994 resulting from increased sales to NEPOOL and other utilities in New England.
     The second quarter and first half of 1993 included approximately $1.5 million and $3.4 million of revenues deferred from 1991 to 1993. This was the primary reason for a decrease of 69.9% and 65.1% in other revenues for the second quarter and first half of 1994, respectively.

Net Purchased Power and Production Fuel Costs

     The components of net purchased power and production fuel costs for the three and six months ended June 30, 1994 and 1993, are as follows (dollars in thousands):

                                                  Three Months Ended June 30
                                            1994                    1993
                                            Units      Amount       Units     Amount
Purchased:
  Capacity (MW)                               589      $20,516        483     $21,221
  Energy (MWH)                            840,751       15,168    749,048      13,726
  Production fuel (MWH)                   115,236          513     97,267         319
     Total purchased power and
      production fuel costs                             36,197                 35,266
Less entitlement and other resale
        sales (MWH)                       398,620       12,513    296,384      10,914
     Net purchased power and
      production fuel costs                            $23,684                $24,352

                                                  Six Months Ended June 30
                                           1994                     1993
                                           Units        Amount      Units      Amount
Purchased:
  Capacity (MW)                              583       $41,087        484     $41,821
  Energy (MWH)                         1,813,219        32,290  1,660,148      28,937
  Production fuel (MWH)                  210,913         1,079    182,810         955
     Total purchased power and
      production fuel costs                             74,456                 71,713
Less entitlement and other resale
          sales (MWH)                    774,543        26,025    607,995      22,804
     Net purchased power and
      production fuel costs                            $48,431                $48,909

     The Company's net purchased power and production fuel costs for the second quarter of 1994 have decreased 2.7% compared to the same period last year. The increase of approximately
$1.6 million in energy and production fuel costs is offset by a decrease in capacity costs of $.7 million and an increase of $1.6 million in Entitlement and other resale sales.
    The increase in energy and production fuel costs is due mostly to a 12.2% or 91,703 increase in the amount of MWH purchased. MWH generated also increased by 18.5% or 17,969 MWH resulting from increased generation by the Company's hydroelectric facilities. Net purchased power and production fuel costs for the first half of 1994 are relatively equal compared to the same period last year. However, energy and production fuel costs increased $3.5 million offset by a decrease in capacity costs of about $.7 million and an increase of approximately $3.2 million in entitlement and other resale sales.
     The increase in energy and production fuel costs for the first half of 1994 is due to a 9% or 153,071 MWH increase in the amount of MWH purchased, as well as an increase of 13.3% or 28,103 in the amount of MWH generated mostly by the Company's hydroelectric generating stations.
     The decrease in capacity costs results from a 20% increase in MW purchased amounting to $8.6 million offset by an 18% decrease in price amounting to $9.3 million.
     The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. The Company also owns 18 hydroelectric generating units, two gas-fired and one diesel peaking units, and leases and operates two hydroelectric generating stations from wholly owned subsidiaries. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, Wyman #4 and Millstone #3.
     The purchased power and production fuel costs described above are partially offset for ratemaking purposes by revenues from sales to NEPOOL, Hydro-Quebec and other utilities in New England.

Depreciation

     The increase in depreciation expense for the three and six months ended June 30, 1994 is due to property additions and the installation of new Computer Systems in the second half of 1993.

Other Taxes, Principally Property Taxes

     The increases in other taxes of $239,000 and $372,000 for the second quarter and first half of 1994 result from higher real estate taxes.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. These taxes decreased as a result of lower pre-tax earnings for the second quarter and first half of 1994 compared with the same periods in 1993.

Equity in Earnings of Affiliates

     Equity in earnings of affiliates decreased 12.5% and 15.6% for the three and six months ended June 30, 1994, as compared with the same periods in 1993. These decreases are attributable to a lower rate of return allowed by the Federal Energy Regulatory Commission to some of the Company's nuclear generating affiliates.

Other Income (Expenses), Net

     For the three and six months ended June 30, 1994, other income (expenses), net decreased $643,000 and $144,000, respectively. These decreases resulted primarily from lower income from the non-utility subsidiaries.

Cash Dividends Declared

Preferred

     In January 1994, the Company redeemed at premium
280,000 shares of preferred stock 9% dividend series. This redemption resulted in a decrease in preferred dividends declared for the second quarter and first half of 1994 compared to the same periods last year.

Common

     In November 1992, the Company's Board of Directors (Board) declared a quarterly common dividend of approximately
$4.0 million payable February 12, 1993 and, in June 1994, the Board declared a quarterly common dividend of approximately $4.2 million payable August 15, 1994. These advanced declarations account for the increase in common dividends declared for the second quarter and first half of 1994 compared to 1993.

LIQUIDITY AND CAPITAL RESOURCES

Construction

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction program. Cash flows from operating activities after dividends paid, provided 100% of the Company's construction and Conservation and Load Management expenditures of $12.5 million for the six months ended June 30, 1994 and 1993.

Financing and Capitalization

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $44 million.
     In January 1994, the Company redeemed $7 million of the 9.00% Series Preferred Stock, $25 Par Value.
     The Company's capital structure has remained consistent with the Company's long-range financial objectives: a debt ratio of 45% or lower and an equity ratio higher than 45%. At June 30, 1994, the Company's capitalization, including the current portion of long-term debt, consisted of 54% common equity, 8% preferred stock and 38% long-term debt.
     On July 21, 1994, Duff & Phelps Rating Co. lowered its rating on the Company's First Mortgage Bonds to "BBB+" from "A-" and Preferred Stock to "BBB-" from "BBB". Duff & Phelps stated that the downgrade reflects its concerns about the continuing recession in New England, intensifying competition in the utility industry and excess power in the northeastern region, as well as the Company's loss of wholesale revenues.
     On August 5, 1994, Standard & Poor's Corporation (S&P) also lowered its rating on the Company's securities to "BBB" from "BBB+" for First Mortgage Bonds and to "BBB-" from "BBB" for Preferred Stock. At the same time, S&P revised its ratings outlook on the Company to "stable" from "negative." S&P stated "the downgrade reflects the Company's weak financial profile, adjusted for off-balance sheet obligations, primarily associated with purchased power, combined with the Company's low average business position." S&P also stated "restrictive Vermont regulation, the State of Vermont economy, nuclear asset concentration and increasing investments into non-regulated businesses are other factors impacting the Company's business position."

Non-Utility

     Catamount Energy Corporation, a wholly owned subsidiary of the Company, maintains an Irrevocable Standby Letter of Credit with a bank to borrow up to an aggregate amount of $2.3 million to replace its share of cash in the Appomattox Cogeneration Limited Partnership's Project Debt Service Reserve Fund. This Letter of Credit is for a one year term with annual extensions available and requires fees totaling 2.375% of credit available.
     SmartEnergy Services, Inc., also a wholly owned subsidiary of the Company, maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes.
     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

Conservation and Load Management (C&LM) Programs

    The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. C&LM expenditure levels are adjusted annually, based on the cost-effectiveness of programs compared to other options. Expenditures in 1993 were $9.5 million and are expected to approximate $6.0 million in 1994. Presently, C&LM expenditure levels, as well as the recovery of deferred C&LM expenditures and related lost revenues from 1991 to the present, are before the PSB in the Company's request for an 8.9% general rate increase filed on February 15, 1994.
     In addition, the Company is involved in several cases in Vermont related to C&LM activities including the role of fuel switching as a C&LM resource and the level of externalities for electricity.

Diversification

    In January 1994, Catamount Energy Corporation (CEC) purchased an additional 4.185% limited partnership interest in Rumford Cogeneration Company. Currently, CEC has four wholly owned subsidiaries with four operating projects in place. CEC and its subsidiaries contributed $91,000 to the Company's earnings for the six months ended June 30, 1994.
     SmartEnergy Services, Inc.'s (SES) purpose is to cost effectively provide reliable, energy efficient products and services, including the rental of electric water heaters. In 1993, SES purchased a 5% interest in Green Technologies, Inc. of Bolder, Colorado. Green Technologies manufactures various energy-saving products, including the GreenPlug electricity saver. SES is marketing the GreenPlug and other energy-saving products to utilities in the United States and Canada.

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

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

      On March 20, 1992, Sunnyside Cogeneration Associates filed suit in the United States District Court for the District of Vermont against the Company, CV Energy Resources, Inc. (CVER) and a subsidiary of CVER alleging damages in excess of five million dollars resulting from the parties' inability to come to agreement on the terms of CVER's proposed investment in the plaintiff's waste coal generation facility under construction in Sunnyside, Utah. The Company has filed an answer denying the allegations and does not expect the resolution of the case to have a material effect on the business or financial condition of the Company.


 Items 2. through 3.

 None.


 Item 4.  Submission of Matters to a Vote of Security Holders.

 (a)     The Registrant held its Annual Meeting of Stockholders on
 May 3, 1994.

 (b)     Directors elected whose terms will expire in 1997:


                                Votes For      Votes Withheld

 Frederic H. Bertrand          10,336,696          253,061
 Mary Alice McKenzie           10,329,781          259,976
 Robert D. Stout               10,379,814          209,943

 Other Directors whose terms will expire in 1996:

 Robert P. Bliss, Jr.
 Elizabeth Coleman
 Preston Leete Smith
 Thomas C. Webb

 Other Directors whose terms will expire in 1995:

 Luther F. Hackett
 F. Ray Keyser, Jr.
 Gordon P. Mills


 Item 4. Submission of Matters to a Vote of Security Holders -- continued.

 (c) In addition to electing directors, the stockholders approved the following:

 To Amend the Articles of Incorporation to include the Fair Price
 Provision:

 For                   7,788,860
 Against               1,046,178
 Abstain                 162,923
 Broker Non-Votes      1,591,796


 To Amend the Articles of Incorporation to limit liability of
 Directors:

 For                   9,754,470
 Against                 610,480
 Abstain                 224,807


 To amend the By-Laws to modify the indemnification protection afforded Directors, Officers and Employees:

 For                   9,759,545
 Against                 585,149
 Abstain                 245,063


 (d)   Not applicable.


 Item 5.   Other Information.

 (a) On July 21, 1994, Duff & Phelps Corp. lowered its rating on the Company's First Mortgage Bonds to "BBB+" from "A-" and preferred stock to "BBB-" from "BBB". Duff & Phelps stated that the downgrade reflects its concerns about the continuing recession in New England, intensifying competition in the utility industry and excess power in the Northeastern region, as well as the Company's loss of wholesale revenues.

On August 5, 1994, Standard & Poor's Corporation (S&P) lowered its rating on the Company's Securities to "BBB" from "BBB+" for First Mortgage Bonds and to "BBB-" from "BBB" for Preferred Stock. At the same time, S&P revised its ratings outlook on the Company to "stable" from "negative." S&P stated "the downgrade reflects the Company's weak financial profile, adjusted for off-balance sheet obligations, primarily associated with purchased power, combined with the Company's low average business position." S&P also stated "restrictive Vermont regulation, the State of Vermont economy, nuclear asset concentration and increasing investments into non-regulated businesses are other factors impacting the Company's business position."

(b)   On August 1, 1994, the Board of Directors appointed
Frederick S. Potter to the position of Vice President of Finance and Administration and Chief Financial Officer.


Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits - None.

(b)   There were no reports on Form 8-K for the quarter ended
June 30, 1994.

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





Dated  August 12, 1994