Form 10-Q
period 1994-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1994-11-10
CIK 18808

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

Form 10-Q

   x    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994


        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________to________


Commission file number 1-8222


            Central Vermont Public Service Corporation
      (Exact name of registrant as specified in its charter)


   Incorporated in Vermont                   03-0111290
  (State or other jurisdiction of           I.R.S. Employer
   incorporation or organization)            Identification No.)


   77 Grove Street, Rutland, Vermont                 05701
  (Address of principal executive offices)         (Zip Code)


                        802-773-2711
      (Registrant's telephone number, including area code)


_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1994 there were outstanding 11,785,848 shares of Common Stock, $6 Par Value.

           CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                             Form 10-Q

                         Table of Contents



PART I.  FINANCIAL INFORMATION                               Page

  Item 1. Financial Statements

          Consolidated Statement of Income and
           Retained Earnings for the three and nine
           months ended September 30, 1994 and 1993            3

          Consolidated Balance Sheet as of
           September 30, 1994 and December 31, 1993            4

          Consolidated Statement of Cash Flows for
           the nine months ended September 30, 1994
           and 1993                                            5

          Notes to Consolidated Financial Statements        6-10

          Summarized income statement information
           for Vermont Yankee Nuclear Power Corporation       11

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations   12-18


PART II.  OTHER INFORMATION                                   19

SIGNATURE                                                     20

                         CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                               PART I - FINANCIAL INFORMATION
                               Item 1.  Financial Statements
                   CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                      (Dollars in thousands, except per share amounts)
                                        (Unaudited)
                                                 Three Months Ended   Nine Months Ended
                                                    September 30         September 30
                                                   1994       1993      1994       1993
Operating Revenues                               $59,027    $60,994   $200,596   $203,288
Operating Expenses
   Operation
      Purchased power                             35,324     37,678    108,701    108,436
      Production and transmission                  4,985      5,014     15,889     15,599
      Other operation                              9,411      8,592     27,342     26,108
   Maintenance                                     3,260      3,078      8,569      8,306
   Depreciation                                    4,139      3,898     12,305     11,405
   Other taxes, principally property taxes         2,432      2,451      7,733      7,380
   Taxes on income                                  (892)      (396)     5,769      8,268
                                                 -------    -------   --------   --------
   Total operating expenses                       58,659     60,315    186,308    185,502
                                                 -------    -------   --------   --------
Operating Income                                     368        679     14,288     17,786
                                                 -------    -------   --------   --------
Other Income and Deductions
   Equity in earnings of affiliates                  827        941      2,427      2,836
   Allowance for equity funds during construction     29         21         72         44
   Other income, net                                 626        496        464        478
   Benefit (provision) for income taxes             (159)      (154)       161       (231)
                                                 -------    -------   --------   --------
   Total other income and deductions, net          1,323      1,304      3,124      3,127
                                                 -------    -------   --------   --------
Total Operating and Other Income                   1,691      1,983     17,412     20,913
                                                 -------    -------   --------   --------
Interest Expense
   Interest on long-term debt                      2,379      2,192      7,233      6,973
   Other interest                                    142        177        459        461
   Allowance for borrowed funds during construction  (39)       (32)       (94)       (75)
                                                 -------    -------   --------   --------
   Total interest expense, net                     2,482      2,337      7,598      7,359
                                                 -------    -------   --------   --------
Net Income (Loss)                                   (791)      (354)     9,814     13,554
Retained Earnings at Beginning of Period          58,930     63,949     61,879     55,438
                                                 =======    =======   ========   ========
                                                  58,139     63,595     71,693     68,992
Cash Dividends Declared
   Preferred stock                                   507        664      1,631      1,995
   Common stock                                        7      4,049     12,437      8,115
                                                 -------    -------   --------   --------
   Total dividends declared                          514      4,713     14,068     10,110
                                                 -------    -------   --------   --------
Retained Earnings at end of Period               $57,625    $58,882   $ 57,625   $ 58,882
                                                 -------    -------   --------   --------
                                                 -------    -------   --------   --------
Earnings (Losses) Available for Common Stock     $(1,298)   $(1,018)  $  8,183   $ 11,559
Average shares of common stock outstanding    11,779,744 11,428,724 11,699,969 11,337,873
Earnings (Losses) Per Share of Common Stock        $(.11)     $(.09)      $.70      $1.02
Dividends Per Share of Common Stock                 $.355      $.355     $1.065     $1.065

               CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                       CONSOLIDATED BALANCE SHEET
                         (Dollars in thousands)
                                                   September 30  December 31
                                                        1994        1993
                                                     (Unaudited)
Assets
Utility Plant, at original cost                       $432,470    $421,929
  Less accumulated depreciation                        123,462     112,299
                                                      --------    --------
                                                       309,008     309,630
  Construction work in progress                         11,488       8,388
  Nuclear fuel, net                                      1,064       1,390
                                                      --------    --------
  Net utility plant                                    321,560     319,408
                                                      --------    --------
Investments and Other Assets
  Investments in affiliates, at equity                  27,025      26,963
  Non-utility investments                               29,769      30,123
  Non-utility property, less accumul. depreciation       3,185       3,203
                                                      --------    --------
  Total investments and other assets                    59,979      60,289
                                                      --------    --------
Current Assets
  Cash                                                   2,153         823
  Temporary investments, at market value                 4,888       1,162
  Accounts receivable                                   11,247      18,614
  Unbilled revenues                                      2,599      10,959
  Materials and supplies, at average cost                4,845       4,641
  Prepayments                                            1,816       3,098
  Other current assets                                   4,286       4,821
                                                      --------    --------
  Total current assets                                  31,834      44,118
                                                      --------    --------
Regulatory Assets and Other Deferred Charges            60,780      56,335
                                                      --------    --------
Total Assets                                          $474,153    $480,150

                                                      ========    ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares
   and 11,562,219 shares, respectively                $ 70,715    $ 69,373
  Other paid-in capital                                 45,219      42,584
  Retained earnings                                     57,625      61,879
  Total common stock equity                            173,559     173,836
  Preferred and preference stock                         8,054      15,054
  Preferred stock with sinking fund requirements        20,000      20,000
  Long-term debt                                       117,676     122,419
                                                      --------    --------
  Total capitalization                                 319,289     331,309
                                                      --------    --------
Long-term Lease Arrangements                            20,737      21,553
                                                      --------    --------
Current Liabilities
  Short-term debt                                        2,805       1,356
  Current portion of long-term debt                      4,230       4,850
  Accounts payable                                       5,024       7,002
  Accounts payable-affiliates                            7,417       7,488
  Accrued interest                                       2,682         564
  Accrued income taxes                                    (201)        788
  Dividends declared                                       -           664
  Other current liabilities                             25,916      23,913
                                                      --------    --------
  Total current liabilities                             47,873      46,625
                                                      --------    --------
Deferred Credits
  Deferred income taxes                                 54,626      52,028
  Deferred investment tax credits                        8,492       8,785
  Yankee Atomic purchased power contract                 8,362       9,768
  Environmental cleanup                                  4,900       4,900
  Other deferred credits                                 9,874       5,182
                                                      --------    --------
  Total deferred credits                                86,254      80,663
                                                      --------    --------
Total Capitalization and Liabilities                  $474,153    $480,150
                                                      ========    ========

                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                             September 30
                                                           1994        1993
Cash Flows Provided (Used) By
  Operating Activities
    Net income                                            $ 9,814     $13,554
    Adjustments to reconcile net income to net cash
     provided by operating activities
      Deferred revenues                                       -        (4,682)
      Depreciation                                         12,305      11,405
      Deferred income taxes and investment tax credits      2,663       6,461
      Allowance for equity funds during construction          (72)        (44)
      Net deferral and amortization of nuclear refueling
       replacement energy and maintenance costs             4,431      (3,237)
      Amortization of property losses                         581       1,216
      Amortization of nuclear fuel                            450         429
      Amortization of restructuring costs                     362         -
      Decrease in accounts receivable                      15,652      12,005
      Increase (decrease) in accounts payable              (2,431)        512
      Decrease in accrued income taxes                       (989)     (2,954)
      Decrease in other working capital items               4,968       4,096
      Other, net                                           (1,232)     (1,461)
                                                          -------     -------
      Net cash provided by operating activities            46,502      37,300
                                                          -------     -------
  Investing Activities
    Increase in temporary investments                      (3,726)     (1,394)
    Construction and plant expenditures                   (15,189)    (14,678)
    Conservation and load management expenditures          (4,574)     (4,380)
    Investments in affiliates                                  13         152
    Non-utility investment                                    354      (4,452)
    Other investments, net                                   (382)       (702)
                                                          -------     -------
    Net cash used in investing activities                 (23,504)    (25,454)
  Financing Activities
    Sale of common stock                                    3,988       6,340
    Short-term debt, net                                    1,449      13,100
    Retirement of preferred stock                          (7,000)        -
    Retirement of long-term debt                           (5,362)    (19,323)
    Common and preferred dividends paid                   (14,731)    (13,370)
    Other                                                     (12)        (49)
                                                          -------     -------
    Net cash used in financing activities                 (21,668)    (13,302)

Net Increase (Decrease) in Cash                             1,330      (1,456)
Cash at Beginning of Period                                   823       2,714
                                                          -------     -------
Cash at end of Period                                     $ 2,153     $ 1,258
                                                          =======     =======
Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest (net of amounts capitalized)                 $ 5,219     $ 6,023
    Income taxes (net of refunds)                         $ 4,671     $ 4,697

                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

Note 1 - Accounting Policies

         The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.
         The Company is subject to regulation by the Vermont Public Service Board (PSB), the Federal Energy Regulatory Commission (FERC) and, to a lesser extent, the public utilities commissions in other New England states where the Company does business, with respect to rates charged for service, accounting and other matters pertaining to regulated operations. As such, the Company currently prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, and records various regulatory assets and liabilities. In order for a company to report under SFAS No. 71, the company's rates must be designed to recover its costs of providing service, and the company must be able to collect those rates from customers. If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to the Company's regulated operations. Management believes that the Company currently meets the criteria for continued application of SFAS No. 71, but will continue to evaluate significant changes in the regulatory and competitive environment to assess the Company's overall consistency with the criteria of SFAS No. 71.
         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, Employer's Accounting for Postemployment Benefits. See Note 4.
         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Note 2 - Environmental

         The Company is engaged in various operations and activities which subject it to a wide range of environmental and land use laws and regulations (hereinafter "environmental laws"). It is Company policy to comply with these environmental laws to the extent currently applicable and effective against it. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having jurisdiction, the Company believes it conforms, in all material respects, with these environmental laws.
         Company operations occasionally result in unavoidable and inadvertent spills or releases of regulated substances or materials, such as the rupture of a pole mounted transformer, broken hydraulic line, or other similar occurrences. When the Company learns of such spills and releases from ongoing operations, they are cleaned up to meet Federal and state requirements. Except as discussed in the following paragraphs, the Company is not aware of any instances where it has caused, permitted or suffered a release or spill on or about its properties or otherwise which will likely result in any material environmental liabilities to the Company.
         The Company is an amalgamation of more than 100 predecessor companies engaged in various operations and activities prior to their being incorporated in the Company. At least two of these companies were involved in the production of gas from coal to sell and distribute to retail customers at three different locations. These activities were discontinued by the Company in the late 1940's or early 1950's. In addition, these predecessor companies and the Company itself may have historically engaged in other waste disposal activities, while legal and consistent with commercially accepted practices at the time, may not meet modern standards and thus represent potential liability. The Company continues to discover, investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these historic activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated.
         Based on these investigations and policies, coal tar deposits were discovered at the Company's Cleveland Avenue property located in the City of Rutland, a site where one of its predecessors operated a coal-gasification facility. Due to the presence of these deposits and uncertainties as to potential contamination migration off-site, the Company conducted studies to determine the magnitude and extent of the coal tar releases. The Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. This was followed by an assessment of potential health, safety and ecological risks. Other site issues are still under evaluation. A final risk assessment report was completed and submitted to the state for review. Following state review, various remediation alternatives will be investigated. The Company has yet to determine whether insurance proceeds are available to offset the cost of any remediation required at this site.
         The Company is currently investigating its potential liability regarding three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill. The Bennington Landfill is a superfund site located in Bennington, Vermont. During the winter of 1993-1994, the Company was contacted by Potentially Responsible Parties (PRP's) who performed an engineering evaluation/cost analysis at this site. They have threatened litigation against the Company and others seeking contribution for the cost of conducting this study. In July 1994, the EPA circulated a public notice indicating it had selected a preferred partial remedy for the site and was seeking public comment. While the Company was originally designated a Potentially Interested Party (PIP) with respect to the site in the context of offering it the opportunity to comment on the preferred alternative, in a letter received November 3, 1994, the EPA designated the Company a Potentially Responsible Party. The Company conducted, and continues to conduct, investigations of its waste disposal practices in the Bennington area. To date, the Company has concluded that it sent no significant amounts of hazardous substances to the site. Based on the information received thus far, the Company will defend any contribution action from the other PRP's and the EPA, and will continue to monitor the EPA's intentions with respect to the site and the Company's status as a PRP. The Company has yet to determine whether insurance proceeds are available to offset potential costs, if any, for the remediation which may be required at this site.
         The Parker Landfill is a superfund site located in Lyndonville, Vermont. In 1989, the Company received an information request from the EPA seeking to determine if the Company sent any hazardous substances to the site. An investigation conducted at the time concluded general trash was occasionally sent to the site but the Company had not sent hazardous substances to the site. In May of 1994, the Company received a second request seeking additional information regarding disposal practices. A renewed investigation by the Company again concluded no significant amounts of hazardous substances were sent to the site. EPA has recently announced its preferred remedy for this site and is currently seeking public comment. Final selection of a remedy is anticipated later this year. Thus far, the Company is considered a PIP, not a PRP, for the site and has been offered the opportunity to comment on the proposed remedy. The Company has complied with the information request and will monitor EPA activities at the site.
         The Trafton-Hoisington Landfill was a municipal and industrial landfill in the Town of Windsor, Vermont. The site is presently a state lead site although placement on the National Priorities List remains a possibility. The state of Vermont has reached an agreement with a small group of PRP's to conduct a site investigation. The Company was contacted by these PRP's seeking contribution toward the cost of the site investigation. The Company conducted an investigation and concluded no significant amounts of hazardous substances were sent to the site. The Company has advised the PRP's it will not voluntarily contribute under these circumstances.
         At this time, the Company does not believe these sites represent the potential for a material adverse effect on its financial condition but will continue to monitor activities at the sites.

Note 3 - Accounts Receivable

         In 1988 the Company entered into an agreement to sell up to $20 million of certain accounts receivable and unbilled revenues. At September 30, 1994 and December 31, 1993, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.
         Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, were set aside for this recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.2 million and $5.8 million, respectively, at September 30, 1994 and $4.7 million and $7.3 million, respectively, at December 31, 1993.
         Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.3 million at September 30, 1994 and $.9 million at December 31, 1993.

Note 4 - Postemployment Benefits

         Effective January 1, 1994, the Company adopted SFAS No. 112, Employer's Accounting for Postemployment Benefits. The accumulated postemployment benefit obligation of approximately $1.1 million, consisting of long-term disability benefits is reflected in the accompanying balance sheet both as a regulatory asset and deferred postemployment benefit obligation (current and non-current). The PSB in its October 31, 1994 Rate Order allowed the Company to amortize these costs over a 7 1/2 year period beginning November 1, 1994 through April 30, 2002.

Note 5 - Voluntary Retirement and Severance Programs

         In the first quarter of 1994, the Company offered and recorded an obligation related to a Voluntary Retirement Program (VRP). The VRP was accepted by 42 employees. The estimated benefit obligation for the VRP as of September 30, 1994 is about $4.5 million. This amount consists of pension benefits and postretirement medical benefits of $2.2 million and $2.3 million, respectively. Additionally, 32 employees accepted a Voluntary Severance
Program (VSP) offered by the Company.   Eligible employees had until April 22,
1994 to apply.  The Company also announced a layoff of 20 employees on May 9,
1994.   VSP and layoff obligations of $.8 million and $.2 million, respectively, were recorded in the second quarter of 1994. At September 30, 1994, the benefit obligation was about $100,000 for the VSP and $100,000 for employees affected by the layoff. The VRP, VSP and layoff combined with attrition since mid-1993, yields a total work force reduction of approximately 14%. The Company received an Accounting Order from the PSB dated March 11, 1994, requiring the Company to defer all of these program costs and amortize them over a five-year period beginning June 1, 1994 through May 31, 1999. In the October 31, 1994 PSB Rate Order, the Company was allowed rate recovery of this restructuring cost amortization. The unamortized balance of these costs was approximately $5.0 million at September 30, 1994.

Note 6 - Subsequent Events

         A Vermont Public Service Board (PSB) Order dated October 31, 1994, allowed the Company a base retail rate increase of 4.27% or approximately $8,575,000 effective with service rendered November 1, 1994. The Company had filed for an 8.9% or $17.9 million increase in its base retail rates in February 1994. The PSB Order also lowered the allowed rate of return on the Company's common stock equity from 12% to 10%. The return on equity includes a .75% penalty based on the Board's conclusions that there had been "mismanagement of power supply options" and because of "the Company's failed efforts to acquire all cost-effective energy efficiency resources." The Company disagrees with the PSB's conclusion.
         Based on the Company's preliminary review of the rate order, the Company anticipates an after-tax write-off of approx-imately $2.0 million during the fourth quarter of 1994.
         Recognizing the need for financial flexibility in the face of the increasingly competitive marketplace, the Company's Board of Directors announced, on November 8, 1994, a new corporate strategy which includes 1) a dividend targeted at approximately 60% of sustainable earnings. In light of the new policy, it is anticipated that the current annual dividend of $1.42 will be reduced 44% to $.80 effective with the first quarter dividend declaration in 1995. The dividend payment level will be reviewed regularly in light of capital needs, projected earnings levels and other relevant factors;
2) a common stock repurchase program. The Company's directors have authorized the purchase of up to 2 million shares of its outstanding common stock in open market transactions; 3) a new strategic plan to provide earnings growth and cost stability; and 4) a further reduction in corporate spending to ensure that only projects and activities critical to reliable, cost-effective operations are funded. As a result, the Company is presently seeking a delay in building the proposed new headquarters building to allow a thorough reevaluation of the project. As of September 30, 1994, approximately $2.3 million of costs related to this project have been deferred and recorded in the Company's Balance Sheet.
         These actions are part of a plan to both control costs and rates, and assure the Company's growth and success into the next century in a more competitive, price sensitive environment. These moves will allow the Company to retain more capital in the business, provide increased financial flexibility and assure the Company's ability to take advantage of opportunities for growth.
         For additional information regarding the Company's new corporate strategy, see Form 8-K filed on November 9, 1994.

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION


     Summarized income statement information for Vermont Yankee Nuclear Power
Corporation follows (dollars in thousands, except per share amounts):

                                         Three Months Ended      Nine Months Ended
                                           September 30            September 30
                                          1994       1993         1994        1993
Operating revenues                       $39,176    $57,064     $115,438    $137,632
Operating expenses                        35,592     52,869      104,688     125,266
                                         -------    -------     --------    --------
     Operating income                      3,584      4,195       10,750      12,366
Other income, net                            426        155        1,005         610
                                         -------    -------     --------     -------
     Total operating and other income      4,010      4,350       11,755      12,976
Interest expense                           2,368      2,273        6,835       6,614
                                         -------    -------     --------    --------
     Net income                          $ 1,642    $ 2,077     $  4,920    $  6,362
                                         -------    -------     --------    --------
                                         -------    -------     --------    --------
Average shares of common stock
 outstanding                             392,481    392,481      392,481     392,481

Earnings per share of common stock         $4.19      $5.29       $12.54      $16.21

                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1994

Earnings Overview

     The Company's rates charged to retail consumers are higher during the peak period (December through March) and lower during the off-peak (April through November). Under this rate structure, the Company often experiences losses in the second and third quarters when sales are lower and rates are reduced. These losses are offset by higher earnings in the first and fourth quarters, due to the Company's winter sales peak and higher winter rates. Accordingly, the Company recorded losses of $.11 and $.09 per share of common stock for the three months ended September 30, 1994 and 1993, respectively. Losses applicable to common stock for these respective periods were $1.3 million and $1.0 million.
     For the nine months ended September 30, 1994, earnings per share of common stock were $.70 compared to $1.02 in 1993. Earnings available for common stock for these respective periods were $8.2 million and $11.6 million.
     Weak sales due to economic and competitive pressure and the continuing slow growth in the Vermont economy are the primary contributors to the reduced earnings, as well as other factors described in results of operations below.
     A Vermont Public Service Board (PSB) Order dated October 31, 1994, allowed the Company a base retail rate increase of 4.27% or approximately $8,575,000 effective with service rendered November 1, 1994. The Company had filed for an 8.9% or $17.9 million increase in its base retail rates in February 1994. The PSB Order also lowered the allowed rate of return on the Company's common stock equity from 12% to 10%. The return on equity includes a .75% penalty based on the Board's conclusions that there had been "mismanagement of power supply options" and because of "the Company's failed efforts to acquire all cost-effective energy efficiency resources." The Company disagrees with the PSB's conclusion.
     Based on the Company's preliminary review of the rate order, the Company anticipates an after-tax write-off of approximately $2.0 million during the fourth quarter of 1994.
     Recognizing the need for financial flexibility in the face of the increasingly competitive marketplace, the Company's Board of Directors announced, on November 8, 1994, a new corporate strategy which includes 1) a dividend targeted at approximately 60 percent of sustainable earnings. In light of the new policy, it is anticipated that the current annual dividend of $1.42 will be reduced 44% to $.80 effective with the first quarter dividend declaration in 1995. The dividend payment level will be reviewed regularly in light of capital needs, projected earnings levels and other relevant factors;
2) a common stock repurchase program. The Company's directors have authorized the purchase of up to 2 million shares of its outstanding common stock in open market transactions; 3) a new strategic plan to provide earnings growth and cost stability; and 4) a further reduction in corporate spending to ensure that only projects and activities critical to reliable, cost-effective operations are funded.

     These actions are part of a plan to both control costs and rates, and assure the Company's growth and success into the next century in a more competitive, price sensitive environment. These moves will allow the Company to retain more capital in the business, provide increased financial flexibility and assure the Company's ability to take advantage of opportunities for growth.

RESULTS OF OPERATIONS

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and nine months ended September 30, 1994 and 1993 (and the related percentage changes from 1993) is set forth below:

                                              Three Months Ended September 30
                                               Percentage                      Percentage
                                   MWH          Increase     Revenues (000's)   Increase
                             1994       1993   (Decrease)    1994      1993    (Decrease)
Residential                 211,369    210,694      .3      $19,752   $19,325      2.2
Commercial                  219,686    213,036     3.1       19,096    18,648      2.4
Industrial                   88,827     90,807    (2.2)       5,648     5,980     (5.6)
Other retail                  1,885      1,903     (.9)         439       435       .9
                            -------    -------              -------   -------
  Total retail sales        521,767    516,440     1.0       44,935    44,388       1.2
    Less:  DPS sales            -        2,929  (100.0)         -         153   (100.0)
                            -------    -------              -------   -------
  Total Co. retail sales    521,767    513,511     1.6       44,935    44,235      1.6
                            -------    -------              -------   -------
Resale sales:
  Firm                        4,116     15,576   (73.6)         189       766    (75.3)
  Entitlement               191,250    215,056   (11.1)       8,334    11,348    (26.6)
  Other                     200,745     91,796   118.7        4,415     2,206    100.1
                            -------    -------              -------   -------
    Total resale sales      396,111    322,428    22.9       12,938    14,320     (9.7)
                            -------    -------              -------   -------
Other revenues                  -          -        -         1,154     2,439    (52.7)
                            -------    -------              -------   -------
  Total sales               917,878    835,939     9.8      $59,027   $60,994     (3.2)
                            =======    =======              =======   =======

                                              Nine Months Ended September 30
                                               Percentage                      Percentage
                                   MWH          Increase      Revenues (000's) Increase
                             1994       1993   (Decrease)     1994      1993   (Decrease)
Residential                 720,149    716,053      .6      $ 72,757  $ 72,269      .7
Commercial                  639,449    628,655     1.7        62,612    61,828     1.3
Industrial                  287,974    288,703     (.3)       21,248    21,749    (2.3)
Other retail                  5,674      5,640      .6         1,306     1,288     1.4
                          ---------  ---------              --------  --------
  Total retail sales      1,653,246  1,639,051      .9       157,923   157,134      .5
    Less:  DPS sales            -       25,714  (100.0)          -       1,559  (100.0)
  Total Co. retail sales  1,653,246  1,613,337     2.5       157,923   155,575     1.5
                          ---------  ---------              --------  --------
Resale sales:
  Firm                       13,274     54,288   (75.5)          450     2,349   (80.8)
  Entitlement               597,176    699,985   (14.7)       26,224    31,491   (16.7)
  Other                     569,362    214,845   165.0        12,550     4,864   158.0
                          ---------  ---------              --------  --------
    Total resale sales    1,179,812    969,118    21.7        39,224    38,704     1.3
                          ---------  ---------              --------  --------
Other revenues                  -          -        -          3,449     9,009   (61.7)
                          ---------  ---------              --------  --------
  Total sales             2,833,058  2,582,455     9.7      $200,596  $203,288    (1.3)
                          =========  =========              ========  ========

     Retail MWH sales and related revenues for the three and nine months period ended September 30, 1994 were about the same as those reported for the same periods in 1993. However, the Company's retail MWH and related revenues show a minimal increase because as of September 1, 1993, the 250 KWH block is being supplied by the Company rather than the DPS at the non-seasonal uniform rate of 8.811 cents per KWH.
     From February 1, 1993, through August 31, 1993, the PSB approved, on an interim basis, a 150 KWH/month joint block supplied by both the Company and the DPS, whereby the DPS provided residential customers with the first 25 KWH and the Company provided the remaining 125 KWH. The 125 KWH were sold at the non-seasonal uniform rate of 9.009 cents per KWH.
     Overall retail MWH sales and revenues continue to reflect the state's slow economic growth and the effectiveness of C&LM programs.
     Due to current market conditions, some of the Company's firm resale customers chose not to extend their contracts beyond October 1993. However, one of those customers opted to purchase power from the Company based on market rates.
     For the three and nine months ended September 30, 1994, Entitlement Sales decreased 23,806 MWH (11.1%) and 102,809 MWH (14.7%), respectively, and related revenues decreased $3.0 million (26.6%) and $5.3 million (16.7%), respectively. These decreases are mostly attributable to the reduced sell-back of the Hydro-Quebec Schedules C-1 and C-2 power offset by increased sales made in conjunction with the swap arrangement with Commonwealth Electric as well as sales to UNITIL.
     Other resale sales increased 108,949 MWH ($2.2 million) for the three months and 354,517 MWH ($7.7 million) for the nine months ended September 30, 1994 resulting primarily from increased sales to NEPOOL and other utilities in New England.
     The three and nine month periods ended September 30, 1993 included approximately $1.3 million and $4.7 million of revenues deferred from 1991 to 1993. This was the primary reason for a decrease of 52.7% and 61.7% in other revenues for the 1994 periods.

Net Purchased Power and Production Fuel Costs

     The components of net purchased power and production fuel costs for the three and nine months ended September 30, 1994 and 1993, are as follows (dollars in thousands):

                                         Three Months Ended September 30
                                           1994                   1993
                                      Units     Amount       Units    Amount
Purchased:
  Capacity (MW)                          561   $ 20,522         527  $ 23,237
  Energy (MWH)                       891,895     14,802     839,465    14,441
  Production fuel (MWH)               79,829        421      47,273       456
                                               --------              --------
     Total purchased power and
      production fuel costs                      35,745                38,134
Entitlement and other resale
 sales (MWH)                         391,995     12,749     306,852    13,554
                                               --------              --------
     Net purchased power and
      production fuel costs                    $ 22,996              $ 24,580
                                               ========              ========
                                          Nine Months Ended September 30
                                            1994                  1993
                                      Units      Amount      Units     Amount
Purchased:
  Capacity (MW)                          575   $ 61,609         498  $ 65,058
  Energy (MWH)                     2,705,114     47,092   2,499,613    43,378
  Production fuel (MWH)              290,742      1,500     230,083     1,411
                                               --------              --------
     Total purchased power and
      production fuel costs                     110,201               109,847
Entitlement and other resale
 sales (MWH)                       1,166,538     38,774     914,830    36,355
                                               --------              --------
     Net purchased power and
      production fuel costs                    $ 71,427              $ 73,492
                                               ========              ========

     The Company's net purchased power and production fuel costs for the three months September 1994 have decreased 6.4% compared to the same period last year. Energy and production fuel costs are about the same as last year. However, capacity costs decreased $2.7 million resulting from a $4.2 million decrease in price offset by an increase of 6.5% or $1.5 million in the amount of MW purchased. Entitlement and other resale MWH sales increased 27.7% and revenues decreased 5.9% for reasons described above.
     Net purchased power and production fuel costs for the nine months September 1994 decreased 2.8% or $2.0 million compared to the same period last year. Energy and production fuel costs increased $3.8 million offset by a decrease in capacity costs of about $3.4 million and an increase of approximately $2.4 million in Entitlement and other resale sales.
     The increase in energy and production fuel costs is due to an 8.2% or 205,501 MWH increase in the amount of MWH purchased, as well as an increase of 26.4% or 60,659 MWH in the amount of MWH generated mostly by the Company's hydroelectric generating stations.
     The decrease of $3.4 million in capacity costs results from a 15.5% increase in MW purchased amounting to $10.1 million offset by an 18.0% decrease in price amounting to $13.5 million. This decrease is primarily from Vermont Yankee.
     The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. The Company also owns 18 hydroelectric generating units, two gas-fired and one diesel peaking units, and leases and operates two hydroelectric generating stations from wholly owned subsidiaries. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, Wyman #4 and Millstone #3.
     The purchased power and production fuel costs described above are partially offset for ratemaking purposes by revenues from sales to NEPOOL, Hydro-Quebec and other utilities in New England.

Other Operation

     Other operation expenses are higher for the three and nine months ended September 30, 1994 compared to the same periods in 1993, due to an increase in pension and benefit costs as well as an increase in regulatory commission expenses.

Depreciation

     The increase in depreciation expense for the three and nine months ended September 30, 1994 is due to property additions and the installation of new computer systems in September and December 1993.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. These taxes decreased as a result of lower pre-tax earnings for the three and nine months ended September 30, 1994 compared with the same periods in 1993.

Equity in Earnings of Affiliates

     Equity in earnings of affiliates decreased 12.1% and 14.4% for the three and nine months ended September 30, 1994, as compared with the same periods in 1993. These decreases are attributable to a lower rate of return allowed by the Federal Energy Regulatory Commission to some of the Company's nuclear generating affiliates.

Other Income, Net

     For the three months ended September 30, 1994, other income, net increased primarily as a result of higher income from the non-utility subsidiaries and interest on temporary cash investments. Other income, net for the nine months ended September 30, 1994 was about the same as 1993.

Interest on Long-term Debt

     Interest on long-term debt increased $187,000 for the three months ended September 30, 1994 compared with the same period last year, due to the issuance of $43 million of First Mortgage Bonds in December 1993.

Cash Dividends Declared

Preferred

     In January 1994, the Company redeemed 280,000 shares of preferred stock 9% dividend series at a premium of $.25 per share. This redemption resulted in a decrease in preferred dividends declared for the three and nine months ended September 30, 1994 compared to the same periods last year.

Common

     In June 1994, the Company's Board of Directors (Board) declared a quarterly common dividend of approximately $4.2 million payable August 15, 1994 which accounts for the decrease in common dividends declared for the third quarter of 1994 compared to 1993. In November 1992, the Board declared a quarterly common dividend of approximately $4.0 million payable February 12, 1993. This advanced declaration accounts for the increase in common dividends declared for the nine months ended September 30, 1994 compared to 1993.
     On November 8, 1994, the Board announced a new dividend policy that will target future dividends at 60% of sustainable earnings. In light of the new policy, the current annual dividend of $1.42 will be reduced 44% to $.80 effective with the first quarter dividend declaration in 1995. The dividend payment level will be reviewed regularly in light of capital needs, projected earnings' levels and other relevant factors. Also, the Board authorized the purchase of up to 2 million shares of its outstanding common stock in open market transactions.

LIQUIDITY AND CAPITAL RESOURCES

Construction

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction program. Cash flows from operating activities after dividends paid provided 100% of the Company's construction and Conservation and Load Management expenditures of $19.8 million and $19.1 million for the nine months ended September 30, 1994 and 1993, respectively.

Financing and Capitalization

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $44 million.
     In January 1994, the Company redeemed $7 million of the 9.00% Series Preferred Stock, $25 Par Value.
     Beginning in August 1994, Dividend Reinvestment and Common Stock Purchase Plan, and Employee Stock Ownership Plan requirements were satisfied by the purchase of shares of common stock on the open market.
     The Company's capital structure, including the current portion of long-term debt, as of September 30, 1994, consisted of 53% common equity, 9% preferred stock and 38% long-term debt.
     On July 21, 1994, Duff & Phelps Rating Co. lowered its rating on the Company's First Mortgage Bonds to "BBB+" from "A-" and Preferred Stock to "BBB-" from "BBB". Duff & Phelps stated that the downgrade reflects its concerns about the continuing recession in New England, intensifying competition in the utility industry and excess power in the northeastern region, as well as the Company's loss of wholesale revenues.
     On August 5, 1994, Standard & Poor's Corporation (S&P) also lowered its rating on the Company's securities to "BBB" from "BBB+" for First Mortgage Bonds and to "BBB-" from "BBB" for Preferred Stock. At the same time, S&P revised its ratings outlook on the Company to "stable" from "negative." S&P stated "the downgrade reflects the Company's weak financial profile, adjusted for off-balance sheet obligations, primarily associated with purchased power, combined with the Company's low average business position." S&P also stated "restrictive Vermont regulation, the State of Vermont economy, nuclear asset concentration and increasing investments into non-regulated businesses are other factors impacting the Company's business position."
     The decline in the Company's credit ratings will make the terms and conditions of borrowing more stringent, and increase the cost of capital. Currently, the Company does not anticipate issuing preferred stock or long-term debt in the near future.

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

Conservation and Load Management (C&LM) Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. On an ongoing basis, C&LM expenditure levels are adjusted based on the cost-effectiveness of programs compared to other options. Expenditures in 1993 were $9.5 million and are expected to approximate $6.0 million in 1994.
     The October 31, 1994 PSB Rate Order allowed the recovery of $13,885,000 of C&LM expenditures and lost revenues, deferred since the prior PSB rate order which became effective September 1, 1991, over a five-year period beginning November 1, 1994 through October 31, 1999. In its 8.9% rate increase request dated February 15, 1994 as subsequently updated, the Company had requested the recovery of $14,610,000 of such deferred C&LM expenditures and lost revenues. For additional information regarding the PSB Rate Order, see Earnings Overview.
     In addition, the Company is involved in several cases in Vermont related to C&LM activities including the role of fuel-switching as a C&LM resource and the level of externalities to be recognized in Integrated Resource Planning and C&LM cost-effectiveness testing. On October 31, 1994, the Company also filed its Integrated Resource Plan, which describes the Company's long-term resource acquisition plans including C&LM.

Diversification

     In January 1994, Catamount Energy Corporation (CEC) purchased an additional 4.185% limited partnership interest in Rumford Cogeneration Company. Currently, CEC has four wholly owned subsidiaries with four operating projects in place. CEC and its subsidiaries contributed $480,000 to the Company's earnings for the nine months ended September 30, 1994.
     SmartEnergy Services, Inc.'s (SES) purpose is to cost effectively provide reliable, energy efficient products and services, including the rental of electric water heaters. In 1993, SES purchased a 5% interest in Green Technologies, Inc. of Boulder, Colorado and in September 1994, SES purchased for $540,000 an additional 1.8% interest. This investment increased SES's ownership in Green Technologies, Inc. to 6.8%. Green Technologies manufactures various energy-saving products, including the GreenPlug electricity saver. SES is marketing the GreenPlug and other energy-saving products to utilities in the United States and Canada. SES incurred a loss of approximately $31,000 for the nine months ended September 30, 1994.

Rates

     The Company recognizes that adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. For information regarding a PSB Rate Order issued on October 31, 1994, see Earnings Overview.

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


Items 2. through 5.

         None.


Item 6. Exhibits and Reports on Form 8-K (subsequent to the reporting period).

         (a)  Exhibits - None.

         (b) Reports on Form 8-K - The Company filed the following reports on Form 8-K subsequent to September 30, 1994: 1) Item 5. Other Events was filed on November 2, 1994, and 2) Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits was filed on November 9, 1994.

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





Dated  November 10, 1994