Form 10-Q
period 1995-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1995-05-12
CIK 18808

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1995



                   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to _______


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


______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X       No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1995 there were outstanding 11,674,048 shares of Common Stock, $6 Par Value.

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                 Form 10-Q

                             Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the three months ended March 31, 1995 and 1994           3


            Consolidated Balance Sheet as of March 31, 1995 and
             December 31, 1994                                            4


            Consolidated Statement of Cash Flows for the three
             months ended March 31, 1995 and 1994                         5


            Notes to Consolidated Financial Statements                  6-9


            Summarized income statement information for Vermont
             Yankee Nuclear Power Corporation                            10



  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      11-15



PART II.  OTHER INFORMATION                                           16-17



SIGNATURE                                                                18

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      PART I - FINANCIAL INFORMATION

                     Item 1.  Financial Statements
          CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             (Dollars in thousands, except per share amounts)
                                (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                           1995        1994
Operating Revenues                                       $86,863     $83,885
Operating Expenses
  Operation
    Purchased power                                       39,175      37,693
    Production and transmission                            5,153       5,373
    Other operation                                        9,990       9,024
  Maintenance                                              2,448       2,401
  Depreciation                                             4,187       4,066
  Other taxes, principally property taxes                  2,693       2,673
  Taxes on income                                          8,289       8,288
                                                         -------     -------
  Total operating expenses                                71,935      69,518
                                                         -------     -------
Operating Income                                          14,928      14,367
                                                         -------     -------
Other Income and Deductions
  Equity in earnings of affiliates                           837         803
  Allowance for equity funds during construction             106          20
  Other income, net                                          690          28
  Benefit (provision) for income taxes                      (228)         12
                                                         -------     -------
  Total other income and deductions, net                   1,405         863
                                                         -------     -------
Total Operating and Other Income                          16,333      15,230
                                                         -------     -------
Interest Expense
  Interest on long-term debt                               2,417       2,487
  Other interest                                             196         161
  Allowance for borrowed funds during construction           (76)        (26)
                                                         -------     -------
  Total interest expense, net                              2,537       2,622
                                                         -------     -------
Net Income                                                13,796      12,608
Retained Earnings at Beginning of Period                  55,575      61,879
                                                         -------     -------
                                                          69,371      74,487
Cash Dividends Declared
  Preferred stock                                            507         547
  Common stock                                                (3)      4,111
                                                         -------     -------
  Total dividends declared                                   504       4,658
                                                         -------     -------
Retained Earnings at end of Period                       $68,867     $69,829
                                                         =======     =======
Earnings Available for Common Stock                      $13,289     $12,061
Average shares of common stock outstanding            11,712,047  11,609,642
Earnings per Share of Common Stock                         $1.13       $1.04
Dividends per Share of Common Stock                         $.20        $.355

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                      March 31    December 31
                                                        1995          1994
                                                     (Unaudited)
Assets
Utility Plant, at original cost                       $437,935      $434,059
  Less accumulated depreciation                        129,842       125,800
                                                      --------      --------
                                                       308,093       308,259
  Construction work in progress                         15,441        15,099
  Nuclear fuel, net                                      1,496         1,197
  Net utility plant                                    325,030       324,555
                                                      --------      --------
Investments and Other Assets
  Investments in affiliates, at equity                  26,839        26,765
  Non-utility investments                               28,854        28,184
  Non-utility property, less accumulated depreciation    2,840         2,989
                                                      --------      --------
  Total investments and other assets                    58,533        57,938
                                                      --------      --------
Current Assets
  Cash                                                   2,929         1,673
  Temporary investments, at market value                11,343         5,886
  Accounts receivable                                   20,398        20,523
  Unbilled revenues                                      5,999        10,696
  Materials and supplies, at average cost                4,148         4,182
  Prepayments                                            3,087         3,544
  Other current assets                                   4,601         4,806
                                                      --------      --------
  Total current assets                                  52,505        51,310
                                                      --------      --------
Regulatory Assets and Other Deferred Charges            58,152        56,596
                                                      --------      --------
Total Assets                                          $494,220      $490,399
                                                      ========      ========

Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares   $ 70,715      $ 70,715
  Other paid-in capital                                 45,234        45,229
  Treasury stock (80,100 shares and 56,400 shares,
   respectively, at cost)                               (1,046)         (735)
  Retained earnings                                     68,867        55,575
                                                      --------      --------
  Total common stock equity                            183,770       170,784
  Preferred and preference stock                         8,054         8,054
  Preferred stock with sinking fund requirements        20,000        20,000
  Long-term debt                                       120,153       120,157
                                                      --------      --------
  Total capitalization                                 331,977       318,995
Long-term Lease Arrangements                            20,196        20,467
                                                      --------      --------
Current Liabilities
  Short-term debt                                          927        11,511
  Current portion of long-term debt                        -           4,230
  Accounts payable                                       5,697         5,970
  Accounts payable - affiliates                         12,369         8,435
  Accrued interest                                       2,728           671
  Accrued income taxes                                   7,734         3,997
  Dividends declared                                       -           2,853
  Other current liabilities                             25,069        26,002
                                                      --------      --------
  Total current liabilities                             54,524        63,669
                                                      --------      --------
Deferred Credits
  Deferred income taxes                                 53,771        52,710
  Deferred investment tax credits                        8,296         8,394
  Yankee Atomic purchased power contract                10,381        10,725
  Environmental cleanup                                  5,050         5,050
  Other deferred credits                                10,025        10,389
                                                      --------      --------
  Total deferred credits                                87,523        87,268
                                                      --------      --------
Total Capitalization and Liabilities                  $494,220      $490,399
                                                      ========      ========

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                           1995        1994
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                          $13,796     $12,608
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                        4,187       4,066
       Deferred income taxes and investment tax credits    1,927         185
       Allowance for equity funds during construction       (106)        (20)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs          (3,159)      1,452
       Decrease in accounts receivable                     4,699       3,356
       Increase (decrease) in accounts payable             3,768        (999)
       Increase in accrued income taxes                    3,737       7,841
       Decrease in other working capital items             1,431       3,003
       Other, net                                          1,275        (328)
                                                         -------     -------
     Net cash provided by operating activities            31,555      31,164
                                                         -------     -------
  Investing Activities
     Increase in temporary investments                    (5,457)     (8,962)
     Construction and plant expenditures                  (5,251)     (3,913)
     Conservation and load management expenditures          (384)     (1,254)
     Investments in affiliates                                49         (39)
     Non-utility investments                                (809)        182
     Other investments, net                                   38        (151)
                                                         -------     -------
     Net cash used in investing activities               (11,814)    (14,137)
                                                         -------     -------
  Financing Activities
     Sale of common stock                                    -         1,818
     Repurchase of common stock                             (311)        -
     Short-term debt, net                                (10,584)       (679)
     Retirement of preferred stock                           -        (7,000)
     Retirement of long-term debt                         (4,234)     (4,330)
     Common and preferred dividends paid                  (3,356)     (4,814)
                                                         -------     -------
     Net cash used in financing activities               (18,485)    (15,005)
                                                         -------     -------
Net Increase (Decrease) in Cash                            1,256       2,022
Cash at Beginning of Period                                1,673         823
                                                         -------     -------
Cash at end of Period                                    $ 2,929     $ 2,845
                                                         =======     =======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                $   389     $   392
    Income taxes (net of refunds)                        $ 2,853     $   572

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995


Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The Company anticipates adopting SFAS No. 121 beginning January 1, 1996, and based on the current regulatory rate-making process, the Company does not expect that adoption of SFAS No 121 will have a material impact on the Company's financial position or results of operations.
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Note 2 - Environmental

     The Company is engaged in various operations and activities which subject it to inspection and supervision by both state and Federal regulatory authorities including the United States Environmental Protection Agency (EPA) (hereinafter "environmental laws"). It is Company policy to comply with these environmental laws to the extent currently applicable and effective against it. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having jurisdiction, the Company believes it conforms, in all material respects, with these environmental laws.
     Company operations occasionally result in unavoidable and inadvertent spills or releases of regulated substances or materials, such as the rupture of a pole mounted transformer, broken hydraulic line, or other similar occurrences. When the Company learns of such spills and releases from ongoing operations, they are cleaned up to meet Federal and state requirements. Except as discussed in the following paragraphs, the Company is not aware of any instances where it has caused, permitted or suffered a release or spill on or about its properties or otherwise which will likely result in any material environmental liabilities to the Company.
     The Company is an amalgamation of more than 100 predecessor companies engaged in various operations and activities prior to their being incorporated in the Company. At least two of these companies were involved in the production of gas from coal to sell and distribute to retail customers at three different locations. These activities were discontinued by the Company in the late 1940's or early 1950's. In addition, these predecessor companies and the Company itself may have historically engaged in other waste disposal activities, while legal and consistent with commercially accepted practices at the time, may not meet modern standards and thus represent potential liability. The Company continues to discover, investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these historic activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated.
     Based on these investigations and policies, coal tar deposits were discovered at the Company's Cleveland Avenue property located in the city of Rutland, a site where one of its predecessors operated a coal-gasification facility. Due to the presence of these deposits and uncertainties as to potential contamination migration off-site, the Company conducted studies to determine the magnitude and extent of the coal tar releases. The Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. This was followed by an assessment of potential health, safety and ecological risks. Other site issues are still under evaluation. A final risk assessment report was completed and submitted to the state for review. Following state review, various remediation alternatives
will be investigated.   The Company was formally contacted by the EPA in
January 1995 asking for written consent to conduct a site evaluation. The Company does not believe EPA's evaluation changes its potential liability so long as reasonable further progress is made in remediating the site. The Company has yet to determine whether insurance proceeds are available to offset the cost of any remediation required at this site.
     The Company is currently investigating its potential liability regarding three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill. The Bennington Landfill is a superfund site located in Bennington, Vermont. The Company was contacted in the winter of 1994 by counsel for a group of potentially responsible parties (PRP Group) who were performing an engineering evaluation and cost analysis (EE/CA) for the site under a settlement agreement with the EPA. The PRP Group threatened contribution litigation against the Company and others to recover an equitable share of the approximate $3 million the PRP Group had expended thus far on the EE/CA. Investigation by the Company thus far suggests that it is unlikely that it contributed a meaningful amount of hazardous substances, if any, to the site and thus would not be liable for a significant share of liability for the EE/CA expenses or site clean up. No litigation by the PRP Group has yet been initiated against the Company.
     In July 1994, the EPA notified the Company that it had reviewed evidence which, in its opinion, indicated that the Company may have contributed to the environmental contamination at the site but that a full determination of its potential liability for the site had not been made. EPA, at that time, designated the Company a potentially interested party (PIP). Also in July 1994, the EPA notified the PRP Group, the Company and other PIPs that it was proposing a response action at the site with an estimated total present worth cost of approximately $9.5 million.
     During November 1994, the Company was notified that EPA had information indicating that the Company was a PRP. The EPA letter also requested that the Company participate with other PRPs in the response action described above and further made a demand against the Company and other PRPs for reimbursement of approximately $.85 million in costs EPA had incurred in responding to conditions at the site.
     The PRP Group is attempting to form a larger group of PRPs to undertake the remedial response, pay EPA response expenses and obtain reimbursement for the $3 million it spent on the EE/CA. Representatives of the Company have been in contact with EPA and the PRP Group and have evaluated the merits of participation with the larger group. In March 1995, the Company entered into an agreement to become a part of the larger PRP Group and will also continue to work with EPA seeking a "de minimis" settlement.
     While further investigation is necessary and is continuing, the results thus far suggest that the Company will defend any contribution action from the other PRPs and the EPA but will continue to explore settlement options which appear to be in the overall best interest of the Company. The Company has yet to determine whether insurance proceeds are available to offset potential costs for the remediation or other expenses which might be required by the Company at this site.
     The Parker Landfill is a superfund site located in Lyndonville, Vermont. In 1989, the Company received an information request from the EPA seeking to determine if the Company sent any hazardous substances to the site. An investigation conducted at the time concluded general trash was occasionally sent to the site but the Company had not sent hazardous substances to the site. In May of 1994, the Company received a second request seeking additional information regarding disposal practices. A renewed investigation by the Company again concluded no significant amounts of hazardous substances were sent to the site. Last summer, EPA also announced its proposed preferred remedy for this site with an estimated total present net worth cost of $28.2 million. Final selection of a remedy is anticipated later this year. Thus far, the Company is considered a PIP, not a PRP, for the site. The Company has complied with the information request and will monitor EPA activities at the site.
     The Trafton-Hoisington Landfill was a municipal and industrial landfill in the Town of Windsor, Vermont. The site is presently a state lead site although placement on the National Priorities List remains a possibility. The state of Vermont has reached an agreement with a small group of PRPs to conduct a site investigation. The Company was contacted by these PRPs seeking contribution toward the cost of the site investigation. The Company conducted an investigation and concluded no significant amounts of hazardous substances were sent to the site. The Company has advised the PRPs it will not voluntarily contribute under these circumstances.
     At this time, the Company does not believe these sites represent the potential for a material adverse effect on its financial condition or results of operations but will continue to monitor activities at the sites.
     The Company is not subject to any pending or threatened litigation with respect to any other sites where remediation expenses could be material, nor has the EPA or other state or Federal agency sought contribution from the Company for the study or remediation of any such sites.

Note 3 - Accounts Receivable

     In 1988 the Company entered into an agreement to sell up to $20 million of certain accounts receivable and unbilled revenues. At March 31, 1995 and December 31, 1994, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility. A portion of the fee for using the facility is based on London Inter Bank Offered Rate (LIBOR).
     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, were set aside for this recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $7.1 million and $4.9 million, respectively, at March 31, 1995 and $4.2 million and $7.8 million, respectively, at December 31, 1994.
     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.2 million at March 31, 1995 and $1.0 million at December 31, 1994.

Note 4 - Maine Yankee Plant

     The Company owns 2% of the common stock of Maine Yankee Atomic Power Company (MY) and is entitled to a 2% of the power output of an 860-megawatt nuclear generating plant (Plant) located in Wiscasset, Maine, owned and operated by MY.
     The Plant, like some other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of tubes. In the past the detection of defects has resulted in plugging the degraded tubes to prevent their subsequent use.
     During the refueling and maintenance shutdown that commenced in early February 1995, MY detected an increased rate of degradation of the Plant's steam generator tubes well above its expectations and began evaluating several courses of action.
     On April 7, 1995, MY's Board of Directors decided to further explore sleeving all 17,000 steam generator tubes. Although testing of all tubes revealed approximately 40% of the tubes are free of defects, MY plans to sleeve all of the tubes as a preventive safety measure. A final decision by MY's Board of Directors as to which alternative to pursue has not yet been made. Sleeving involves inserting a tube of slightly smaller diameter into the defective tube to cover the area above and below the crack, the sleeve is welded in place and acts as a new tube. Sleeving is a proven technology and must meet rigorous Federal standards of safety and licensing. The sleeving process proposed by one supplier has been approved by the Nuclear Regulatory Commission (NRC). The NRC is expected to approve an alternative process during May 1995 and MY projects that the Plant could return to service by the end of 1995. The estimated cost to sleeve all of the tubes is approximately $40 million.
     The Company owns 2% of the common stock of MY, and estimates its share of the cost of the sleeving option to be about $.8 million.
     In 1994, MY provided about 3% of the Company's power requirements. The Company estimates the additional costs for replacement power while MY is not operating could exceed $1 million.
     The Company cannot predict how long the Plant will be out of service.
The impacts of the costs of unbudgeted repairs and replacement power costs that will ultimately be borne by the Company are still being assessed, therefore, no impacts have been included in the Company's first quarter results.

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION

     Summarized income statement information for Vermont Yankee Nuclear Power Corporation follows (dollars in thousands, except per share amounts):

                                                   Three Months Ended
                                                        March 31
                                                    1995        1994

     Operating revenues                            $51,375     $39,169
     Operating expenses                             47,543      35,526
                                                   -------     -------
          Operating income                           3,832       3,643
     Other income, net                                 537         238
                                                   -------     -------
          Total operating and other income           4,369       3,881
     Interest expense                                2,611       2,198
                                                   -------     -------
          Net income                               $ 1,758     $ 1,683
                                                   =======     =======

     Average shares of common stock outstanding    392,481     392,481

     Earnings per share of common stock              $4.48       $4.29

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION

             Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1995

Earnings Overview

     Earnings per share of common stock for the three months ended March 31, 1995 were $1.13 compared to $1.04 for the corresponding period last year. Earnings available for common stock for these respective periods were $13,289,000 and $12,061,000.
     The increase in earnings for the first quarter is primarily due to the 5.07% retail rate increase effective November 1, 1994 and to other factors described in Results of Operations below.

RESULTS OF OPERATIONS

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three months ended March 31, 1995 and 1994 (and the related percentage changes from 1994) is set forth below:

                                              Three Months Ended March 31
                                                      Percentage                      Percentage
                                         MWH           Increase    Revenues (000's)    Increase
                                   1995        1994   (Decrease)   1995        1994   (Decrease)
Residential                       273,698     295,960   (7.5)     $32,867    $33,470     (1.8)
Commercial                        218,523     216,712     .8       27,148     25,473      6.6
Industrial                        111,274     110,230     .9        9,942      9,477      4.9
Other retail                        1,893       1,916   (1.2)         448        434      3.2
                                  -------   ---------             -------    -------
  Total retail sales              605,388     624,818   (3.1)      70,405     68,854      2.3
                                  -------   ---------             -------    -------
Resale sales:
  Firm                              3,715       5,152  (27.9)         178        211    (15.6)
  Entitlement                     245,816     248,652   (1.1)      12,089     10,474     15.4
  Other                           133,283     127,271    4.7        3,202      3,038      5.4
                                  -------   ---------             -------    -------
    Total resale sales            382,814     381,075     .5       15,469     13,723     12.7
                                  -------   ---------             -------    -------
Other revenues                        -           -       -           989      1,308    (24.4)
                                  -------   ---------             -------    -------
  Total sales                     988,202   1,005,893   (1.8)     $86,863    $83,885      3.6
                                  =======   =========             =======    =======

     Retail MWH sales for the three months ended March 31, 1995 decreased 3.1% compared to last year. However, first quarter retail revenues increased $1.6 million or 2.3% over last year due to a $3.8 million increase in price resulting from last quarter's 5.07% retail rate increase, offset by a $2.2 million decrease associated with lower MWH sales.
     For the quarter, residential MWH sales decreased by 7.5% while commercial and industrial MWH sales increased modestly. These variances reflect not only the mild weather experienced during the first quarter of 1995, but also the slow growth in the regional economy as well as the effectiveness of Conservation and Load Management programs (C&LM). However, as a result of economic development activities, the Company anticipates stronger growth in the commercial and industrial sectors during the latter part of 1995 and 1996.
     Due to current market conditions, some of the Company's firm resale customers chose not to extend their contracts based on compensatory rates. However, two of those customers are currently purchasing power from the Company based on market rates.
     Entitlement MWH sales decreased 1.1% or 2,836 MWH for the quarter compared to the same period in 1994. The decrease results primarily from the scheduled refueling and maintenance shutdown of Vermont Yankee that began on March 17, 1995, reducing MWH sales to UNITIL and Commonwealth Electric under a swap arrangement. In part, the decrease is offset by increased sellbacks of Hydro-Quebec Schedules A, C-1, C-2 and 9401 power. However, the higher costs of the Company's share of Vermont Yankee's capacity costs resulting from the refueling and maintenance outage are passed on to entitlement customers causing an increase in entitlement revenues of 15.4% or $1.6 million.
     The 6,012 MWH increase ($.2 million) in other resale sales resulted from increased unit and off-system sales to other utilities in New England, partially offset by a decrease in sales to NEPOOL.
     Other revenues decreased 24.4% or $.3 million for the first quarter of 1995 compared to the same period last year due to a true-up adjustment in the first quarter of 1994 related to the C&LM programs.

Net Purchased Power and Production Fuel Costs

     The components of net purchased power and production fuel costs for the three months ended March 31, are as follows (dollars in thousands):

                                        1995                     1994
                                  Units      Amount        Units      Amount
Purchased and produced:
  Capacity (MW)                     589     $21,271         577      $20,571
  Energy (MWH)                  948,523      17,904     972,468       17,122
  Production fuel (MWH)         102,023         570      95,677          566
                                            -------                  -------
     Total purchased power and
      production fuel costs                  39,745                   38,259
Entitlement and other resale
 sales (MWH)                    379,099      15,291     375,923       13,512
                                            -------                  -------
     Net purchased power and
      production fuel costs                 $24,454                  $24,747
                                            =======                  =======

     The Company's net purchased power and production fuel costs for the quarter have remained relatively equal compared to the same period last year. The increase of $.7 million in capacity costs and $.8 million in energy costs is offset by an increase of $1.8 million in Entitlement and other resale sales.
     The $.7 million increase in capacity costs results from an increase in the average cost per MW purchased totaling $.2 million and to an increase in MW purchased totaling $.5 million. The $.8 million increase in energy costs is due to a $1.2 million increase in the average cost per MWH purchased offset by a 2.5% or 23,945 MWH decrease in the amount of MWH purchased totaling $.4 million.
     The Company has equity ownership interests in Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. The Company also owns 20 hydroelectric generating units and two gas-fired and one diesel peaking units. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, Wyman #4 and Millstone #3.
     Vermont Yankee's nuclear generating plant began its planned refueling and maintenance outage on March 17, 1995, and was back on line on May 3, 1995.
     Connecticut Yankee's nuclear generating plant was shut down for refueling and maintenance from January 28, 1995 through April 19, 1995.
     During Maine Yankee's nuclear generating plant refueling and maintenance shutdown that commenced in early February 1995, the rate of degradation of the plant's steam generator tubes was found to be well above what was expected based on the Plant's own history. For additional information in regard to Maine Yankee's Board of Directors' decision to further explore sleeving all of the 17,000 tubes, see Note 4 to the Consolidated Financial Statements.
     The purchased power and production fuel costs described above are partially offset for ratemaking purposes by revenues from sales to NEPOOL, Hydro-Quebec and other utilities in New England.

Other Operation

     The increase of $1 million in other operation expenses for the first quarter of 1995 results from increased C&LM costs. These costs are being recovered through retail rates approved by the Vermont Public Service Board, effective November 1, 1994. Absent these costs, operation expenses actually declined for the period, reflecting continuing cost control efforts.

Allowance For Funds Used During Construction

     The increase in allowance for equity and borrowed funds used during construction for the first quarter of 1995 is due to increased capital expenditures and higher rates used for capitalization of these funds.

Other Income, Net

     For the three months ended March 31, 1995, other income, net increased $.7 million. This increase results primarily from higher non-regulated subsidiaries' earnings. Also, in the first quarter of 1994, the Company wrote-off $.4 million, representing the non-recoverability portion of the Company's investment in the Seabrook project from some of the Company's firm resale customers.

Cash Dividends Declared

Preferred

     In January 1994, the Company redeemed 280,000 shares of preferred stock 9% dividend series at premium of $.25 per share. This redemption resulted in a decrease in preferred dividends declared for the first quarter of 1995 compared to the same period last year.

Common

     In December 1994, the Company's Board of Directors declared a quarterly common dividend of approximately $2.3 million payable February 15, 1995. This declaration reflected the 44% reduction in dividends paid per share. This advanced declaration, combined with the 44% reduction, accounts for the decrease in common dividends declared for the first three months of 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

Competition

     As described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report on Form 10-K, management believes that the Company meets the requirement of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," but continues to evaluate significant changes in the regulatory and competitive environment to ensure and assess the Company's overall consistency with the criteria of SFAS No. 71. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material. Although these conditions do not currently exist, the Company anticipates that in the future competition will place pressure on both unit sales and the price the Company can charge. As a result, increased competitive pressure in the electric utility industry may restrict the Company's ability to establish prices to recover embedded costs and may lead to a significant change in the manner in which rates are set by regulators from cost-based regulation to a different form of regulation that approximates market conditions. singly or together these events may give rise to the discontinuance of SFAS No. 71 and, in addition, could diminish the Company's ability to recover its embedded cots of providing service.
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The Company anticipates adopting SFAS No. 121 beginning January 1, 1996, and based on the current regulatory rate-making process, the Company does not expect that adoption of SFAS No. 121 will have a material impact on the Company's financial position or results of operations.

Construction

     The Company's liquidity is primarily affected by the level of cash generated from operations, power contracts, and the funding requirements of its ongoing construction and C&LM programs. Cash flows from operating activities after dividends paid, provided 100% of the Company's construction and C&LM expenditures of $5.6 million and $5.2 million for the three months ended March 31, 1995 and 1994, respectively.

Financing and Capitalization

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $44 million. Short-term borrowings generally are reduced when long-term debt or equity securities are issued.
     The Company's capital structure ratios as of March 31, 1995, consisted of 55% common equity, 9% preferred stock and 36% long-term debt. The Company has no long-term debt or preferred stock subject to mandatory sinking fund requirements or maturing within the next twelve-month period. The credit ratings of the Company's securities as of March 31, 1995, as reaffirmed by Standard & Poor's Corp. and Duff & Phelps Corp. in mid-1994 are BBB and BBB+, respectively, for First Mortgage Bonds and BBB- for Preferred Stock.
     On November 8, 1994, the Company's Board of Directors (Board) announced a new dividend policy that targeted future dividends at 60% of earnings. In light of the new policy, the annual dividend of $1.42 was reduced 44% to $.80 effective with the first quarter dividend paid in February 1995. The dividend payment level will be reviewed regularly in light of capital needs, projected earnings' levels and other relevant factors. Also, the Board authorized the purchase of up to 2 million shares of its outstanding common stock in open market transactions. As of March 31, 1995, the Company had purchased 80,100 shares at an average price of $13.02 per share. These transactions are recorded as treasury stock, at cost, in the Company's Consolidated Balance Sheet.
     As of April 30, 1995, the Company had purchased 111,800 shares at an average price of $13.12 per share.

Non-Utility

     Catamount Energy Corporation, a wholly owned subsidiary of the Company, maintains an Irrevocable Standby Letter of Credit with a bank to borrow up to an aggregate amount of $2.3 million to replace its share of cash in the Appomattox Cogeneration Limited Partnership's Project Debt Service Reserve Fund. This Letter of Credit is for a one year term with annual extensions available and requires fees totaling 2.527% of credit available.
     SmartEnergy Services, Inc., also a wholly owned subsidiary of the Company, maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes.
     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

Conservation and Load Management (C&LM) Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Expenditures in 1994 were $6.2 million and are expected to be approximately $6.0 million in 1995. C&LM expenditure levels are adjusted on an ongoing basis based on the cost-effectiveness of programs compared to other options.
     On April 12, 1995, the Company and the Vermont Department of Public Service jointly filed a Stipulation resolving issues related to the role of fuel switching as a C&LM resource, promotion of electricity, and C&LM spending levels for 1995 and 1996. This Stipulation resolves the outstanding material issues related to C&LM until the end of 1996. It also establishes a process to remove the return on equity penalty related to "the Company's failed efforts to acquire all cost-effective energy efficiency resources" imposed by the Public Service Board (PSB) in the Company's last rate case. A PSB Order concerning the Stipulation is expected during the third quarter of 1995.

Diversification

     Catamount Energy Corporation (Catamount) was formed for the purpose of investing in non-regulated energy-related projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in four operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. Catamount and its subsidiaries contributed $491,000 and $311,000 to the Company's earnings for the three months ended March 31, 1995 and 1994, respectively.
     On February 2, 1995, Catamount's Board of Directors voted to finance, through wholly owned subsidiaries of Catamount, up to $100,000 of development capital to complete development of two 10 MW gas-fired cogeneration projects in the western United States. The Development Capital is to be reimbursed with interest at the rate of 10% at construction financial closing. Catamount has committed up to a total of $2.5 million to purchase 50% interests in each project at construction financial closing.
     SmartEnergy Services, Inc. (SmartEnergy) was formed for the purpose of effectively providing reliable, energy-efficient products and services, including the rental of electric water heaters. SmartEnergy incurred a loss of $43,000 for the three months ended March 31, 1995, and contributed $15,000 to the Company's earnings for the three months ended March 31, 1994.

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

         On December 30, 1994, the Company and its Board of Directors were named as defendants in a complaint filed in the United States District Court for the District of Vermont by three shareholders. The complaint alleges, among other things, (I) that F. Ray Keyser, Jr., Chairman of the Company's Board of Directors, violated Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diver-sification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and
(iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders. The complaint seeks an unspecified amount of damages (including treble damages against Mr. Keyser), attorney's fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself deny the allegations against them and intend to vigorously defend the complaint.

Items 2 and 3.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Registrant held its Annual Meeting of Stockholders on May 2, 1995.

         (b)  Directors elected whose terms will expire in 1998:

                                     Votes For      Votes Withheld
                 Luther F. Hackett   9,925,157         454,147
                 F. Ray Keyser, Jr.  9,907,113         472,191
                 Gordon P. Mills     9,951,595         427,709

              Other Directors whose terms will expire in 1997:

                 Frederic H. Bertrand
                 Mary Alice McKenzie
                 Robert D. Stout

              Other Directors whose terms will expire in 1996:

                 Robert P. Bliss, Jr.
                 Elizabeth Coleman
                 Preston Leete Smith
                 Thomas C. Webb

Item 5.  Other Information.

         (a) On March 1, 1995, the Company filed a comprehensive, open access transmission tariff (Tariff) with the Federal Energy Regulatory Commission
(FERC). The Tariff is designed to provide firm and non-firm network transmission service, as well as firm point to point service over the transmission systems of the Company and its wholly owned subsidiary, Connecticut Valley Electric Company Inc. In addition, the Tariff would permit customers to make use of the Company's contract rights to the transmission facilities of the Vermont Electric Power Company, Inc. and New England Power Company. The Tariff would provide transmission service that is comparable to that provided to native load customers. Charges for such service would be based upon the Company's cost of service for transmission.

              The Company prepared and filed the Tariff in anticipation of developing business opportunities in the area of electric transmission service. In addition, recent FERC orders led the Company to believe that all electric utilities owning transmission facilities would be required to prepare and file such a tariff in the near future. FERC issued a Notice Of Proposed Rulemaking (NOPR) dated March 29, 1995, requiring such utilities to make available comparable transmission service. The Company's tariff complies with many requirements proposed by the FERC in its NOPR.

              Nine parties intervened in the Company's filing. On April 28, 1995, the FERC issued a deficiency letter asking for more information in a number of areas, to which the Company must respond by May 26, 1995.

         (b) Frederick S. Potter, Vice President-Finance and Administration and Chief Financial Officer, resigned effective May 9, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None.

         (b) Item 5. Other Events, dated December 30, 1994 re: Legal proceeding was filed on January 17, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION




                   By        James M. Pennington
                         James M. Pennington, Controller
                          (Authorized Officer and
                           Principal Accounting Officer)





Dated May 12, 1995