Form 10-Q
period 1995-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1995-08-11
CIK 18808

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1995



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1995 there were outstanding 11,631,848 shares of Common Stock, $6 Par Value.

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                 Form 10-Q

                             Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings for
             the three and six months ended June 30, 1995 and 1994         3


            Consolidated Balance Sheet as of June 30, 1995 and
             December 31, 1994                                             4


            Consolidated Statement of Cash Flows for the six months
             ended June 30, 1995 and 1994                                  5


            Notes to Consolidated Financial Statements                   6-8


            Summarized income statement information for Vermont
             Yankee Nuclear Power Corporation                              9



  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10-15



PART II.  OTHER INFORMATION                                            16-17



SIGNATURES                                                                18

                          CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                PART I - FINANCIAL INFORMATION

                                Item 1.  Financial Statements
                    CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                       (Dollars in thousands, except per share amounts)
                                         (Unaudited)

                                                     Three Months Ended      Six Months Ended
                                                           June 30                June 30
                                                      1995        1994       1995        1994
Operating Revenues                                  $62,846     $57,684    $149,709    $141,569
                                                    _______     _______    ________    ________
Operating Expenses
  Operation
    Purchased power                                  37,691      35,684      76,866      73,377
    Production and transmission                       5,205       5,531      10,358      10,904
    Other operation                                  10,352       8,906      20,342      17,931
  Maintenance                                         3,146       2,909       5,594       5,309
  Depreciation                                        4,324       4,100       8,511       8,166
  Other taxes, principally property taxes             2,429       2,628       5,122       5,301
  Taxes on income                                      (615)     (1,627)      7,674       6,661
                                                    _______     _______    ________    ________
  Total operating expenses                           62,532      58,131     134,467     127,649
                                                    _______     _______    ________    ________
Operating Income (Loss)                                 314        (447)     15,242      13,920
                                                    _______     _______    ________    ________
Other Income and Deductions
  Equity in earnings of affiliates                      783         797       1,620       1,600
  Allowance for equity funds during construction         47          22         153          43
  Other income (expenses), net                          142        (190)        832        (162)
  Benefit (provision) for income taxes                  201         309         (27)        320
                                                    _______     _______    ________    ________
  Total other income and deductions, net              1,173         938       2,578       1,801
                                                    _______     _______    ________    ________
Total Operating and Other Income                      1,487         491      17,820      15,721
                                                    _______     _______    ________    ________
Interest Expense
  Interest on long-term debt                          2,373       2,367       4,790       4,854
  Other interest                                        210         156         406         317
  Allowance for borrowed funds during construction      (33)        (29)       (109)        (55)
                                                    _______     _______    ________    ________
  Total interest expense, net                         2,550       2,494       5,087       5,116
                                                    _______     _______    ________    ________
Net Income (Loss)                                    (1,063)     (2,003)     12,733      10,605

Retained Earnings at Beginning of Period             68,867      69,829      55,575      61,879
                                                    _______     _______    ________    ________
                                                     67,804      67,826      68,308      72,484

Cash Dividends Declared
  Preferred stock                                       507         577       1,014       1,124
  Common stock                                        2,335       8,319       2,332      12,430
                                                    _______     _______    ________    ________
  Total dividends declared                            2,842       8,896       3,346      13,554
                                                    _______     _______    ________    ________
Retained Earnings at End of Period                  $64,962     $58,930    $ 64,962    $ 58,930
                                                    =======     =======    ========    ========
Earnings (Losses) Available for Common Stock        $(1,570)    $(2,580)   $ 11,719    $  9,481

Average Shares of Common Stock Outstanding       11,676,201  11,708,652  11,694,025  11,659,421

Earnings (Losses) per Share of Common Stock           $(.13)      $(.22)      $1.00        $.81

Dividends per Share of Common Stock                   $ .20       $ .355      $ .40        $.71

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                       June 30     December 31
                                                         1995         1994
                                                     (Unaudited)
Assets

Utility Plant, at original cost                        $445,874      $434,059
  Less accumulated depreciation                         132,932       125,800
                                                       ________      ________
                                                        312,942       308,259
  Construction work in progress                          11,168        15,099
  Nuclear fuel, net                                       1,469         1,197
                                                       ________      ________
  Net utility plant                                     325,579       324,555
                                                       ________      ________
Investments and Other Assets
  Investments in affiliates, at equity                   26,730        26,765
  Non-utility investments                                27,883        28,184
  Non-utility property, less accumulated depreciation     2,886         2,989
                                                       ________      ________
  Total investments and other assets                     57,499        57,938
                                                       ________      ________
Current Assets
  Cash                                                    2,280         1,673
  Temporary investments, at market value                  6,906         5,886
  Accounts receivable                                    14,058        20,523
  Unbilled revenues                                       4,023        10,696
  Materials and supplies, at average cost                 4,057         4,182
  Prepayments                                             1,575         3,544
  Other current assets                                    4,822         4,806
                                                       ________      ________
  Total current assets                                   37,721        51,310
                                                       ________      ________
Regulatory Assets and Other Deferred Charges             61,438        56,596
                                                       ________      ________
Total Assets                                           $482,237      $490,399
                                                       ========      ========

Capitalization and Liabilities

Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares    $ 70,715      $ 70,715
  Other paid-in capital                                  45,240        45,229
  Treasury stock (134,300 shares and 56,400 shares,
   respectively, at cost)                                (1,788)         (735)
  Retained earnings                                      64,962        55,575
                                                       ________      ________
  Total common stock equity                             179,129       170,784
  Preferred and preference stock                          8,054         8,054
  Preferred stock with sinking fund requirements         20,000        20,000
  Long-term debt                                        120,150       120,157
                                                       ________      ________
  Total capitalization                                  327,333       318,995
                                                       ________      ________

Long-term Lease Arrangements                             19,926        20,467
                                                       ________      ________

Current Liabilities
  Short-term debt                                         7,474        11,511
  Current portion of long-term debt                         -           4,230
  Accounts payable                                        4,401         5,970
  Accounts payable - affiliates                           8,440         8,435
  Accrued interest                                          616           671
  Accrued income taxes                                    2,048         3,997
  Dividends declared                                        -           2,853
  Other current liabilities                              23,939        26,002
                                                       ________      ________
  Total current liabilities                              46,918        63,669
                                                       ________      ________

Deferred Credits
  Deferred income taxes                                  55,259        52,710
  Deferred investment tax credits                         8,199         8,394
  Yankee Atomic purchased power contract                 10,044        10,725
  Environmental cleanup                                   5,050         5,050
  Other deferred credits                                  9,508        10,389
                                                       ________      ________
  Total deferred credits                                 88,060        87,268
                                                       ________      ________
Total Capitalization and Liabilities                   $482,237      $490,399
                                                       ========      ========

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)

                                                            Six Months Ended
                                                                June 30
                                                            1995        1994
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $12,733     $10,605
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                         8,511       8,166
       Deferred income taxes and investment tax credits     3,512       2,727
       Allowance for equity funds during construction        (153)        (43)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs           (6,091)      2,948
       Decrease in accounts receivable                     13,220      12,966
       (Decrease) in accounts payable                      (1,622)       (872)
       (Decrease) in accrued income taxes                  (1,949)        (62)
       (Increase) decrease in other working capital items    (383)      1,893
       Other, net                                           1,781        (843)
                                                          _______     _______
     Net cash provided by operating activities             29,559      37,485
                                                          _______     _______

  Investing Activities
     Increase in temporary investments                     (1,020)     (7,123)
     Construction and plant expenditures                  (10,200)     (9,396)
     Conservation and load management expenditures         (2,118)     (3,087)
     Investments in affiliates                                (47)         66
     Non-utility investments                                   22       1,440
     Other investments, net                                   (64)       (254)
                                                          _______     _______
     Net cash used in investing activities                (13,427)    (18,354)
                                                          _______     _______
  Financing Activities
     Sale of common stock                                     -         3,599
     Repurchase of common stock                            (1,053)        -
     Short-term debt, net                                  (4,037)       (506)
     Retirement of preferred stock                            -        (7,000)
     Retirement of long-term debt                          (4,237)     (4,359)
     Common and preferred dividends paid                   (6,198)     (9,534)
                                                          _______     _______
     Net cash used in financing activities                (15,525)    (17,800)
                                                          _______     _______

Net Increase in Cash                                          607       1,331
Cash at Beginning of Period                                 1,673         823
                                                          _______     _______

Cash at end of Period                                     $ 2,280     $ 2,154
                                                          =======     =======

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 4,961     $ 4,830
    Income taxes (net of refunds)                         $ 6,119     $ 3,216

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995


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

Note 2 - Environmental

     The Company is engaged in various operations and activities which subject it to inspection and supervision by both state and Federal regulatory authorities including the United States Environmental Protection Agency (EPA) (hereinafter "environmental laws"). It is Company policy to comply with these environmental laws to the extent currently applicable and effective against it. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having jurisdiction, the Company believes it conforms, in all material respects, with these environmental laws.
     Company operations occasionally result in unavoidable and inadvertent spills or releases of regulated substances or materials, such as the rupture of a pole mounted transformer, broken hydraulic line, or other similar occurrences. When the Company learns of such spills and releases from ongoing operations, they are cleaned up to meet Federal and state requirements. Except as discussed in the following paragraphs, the Company is not aware of any instances where it has caused, permitted or suffered a release or spill on or about its properties or otherwise which will likely result in any material environmental liabilities to the Company.
     The Company is an amalgamation of more than 100 predecessor companies engaged in various operations and activities prior to their being incorporated in the Company. At least two of these companies were involved in the production of gas from coal to sell and distribute to retail customers at three different locations. These activities were discontinued by the Company in the late 1940's or early 1950's. In addition, these predecessor companies and the Company itself may have historically engaged in other waste disposal activities which, while legal and consistent with commercially accepted practices at the time, may not meet modern standards and thus represent potential liability. The Company continues to discover, investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these historic activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated.
     Based on these investigations and policies, coal tar deposits were discovered at the Company's Cleveland Avenue property located in the city of Rutland, a site where one of its predecessors operated a coal-gasification facility. Due to the presence of these deposits and uncertainties as to potential contamination migration off-site, the Company conducted studies to determine the magnitude and extent of the coal tar releases. The Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. This was followed by an assessment of potential health, safety and ecological risks. Other site issues are still under evaluation. A final risk assessment report was completed and submitted to the state for review. Following state review, various remediation alternatives will be investigated. The Company was formally contacted by the EPA in January 1995 asking for written consent to conduct a site evaluation. The Company does not believe EPA's evaluation changes its potential liability so long as reasonable further progress is made in remediating the site. The Company has yet to determine whether insurance proceeds are available to offset the cost of any remediation required at this site.
     The Company is currently investigating its potential liability regarding three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill. The Bennington Landfill is a superfund site located in Bennington, Vermont. The Company was contacted in the winter of 1994 by counsel for a group of potentially responsible parties (PRP Group) who were performing an engineering evaluation and cost analysis (EE/CA) for the site under a settlement agreement with the EPA. The PRP Group threatened contribution litigation against the Company and others to recover an equitable share of the approximate $3 million the PRP Group had expended thus far on the EE/CA. Investigation by the Company thus far suggests that it is unlikely that it contributed a meaningful amount of hazardous substances, if any, to the site and thus would not be liable for a significant share of liability for the EE/CA expenses or site clean up. No litigation by the PRP Group has yet been initiated against the Company.
     In July 1994, the EPA notified the Company that it had reviewed evidence which, in its opinion, indicated that the Company may have contributed to the environmental contamination at the site but that a full determination of its potential liability for the site had not been made. EPA, at that time, designated the Company a potentially interested party (PIP). Also in July 1994, the EPA notified the PRP Group, the Company and other PIPs that it was proposing a response action at the site with an estimated total present worth cost of approximately $9.5 million.
     During November 1994, the Company was notified that EPA had information indicating that the Company was a PRP. The EPA letter also requested that the Company participate with other PRPs in the response action described above and further made a demand against the Company and other PRPs for reimbursement of approximately $.85 million in costs EPA had incurred in responding to conditions at the site.
     The PRP Group is attempting to form a larger group of PRPs to undertake the remedial response, pay EPA response expenses and obtain reimbursement for the $3 million it spent on the EE/CA. Representatives of the Company have been in contact with EPA and the PRP Group and have evaluated the merits of participation with the larger group. In March 1995, the Company entered into an agreement to become a part of the larger PRP Group and will also continue to work with EPA seeking a "de minimis" settlement.
     While further investigation is necessary and is continuing, the results thus far suggest that the Company will defend any contribution action from the other PRPs and the EPA but will continue to explore settlement options which appear to be in the overall best interest of the Company. The Company has yet to determine whether insurance proceeds are available to offset potential costs for the remediation or other expenses which might be required by the Company at this site.
     The Parker Landfill is a superfund site located in Lyndonville, Vermont. In 1989, the Company received an information request from the EPA seeking to determine if the Company sent any hazardous substances to the site. An investigation conducted at the time concluded general trash was occasionally sent to the site but the Company had not sent hazardous substances to the site. In May of 1994, the Company received a second request seeking additional information regarding disposal practices. A renewed investigation by the Company again concluded no significant amounts of hazardous substances were sent to the site. Last summer, EPA also announced its proposed preferred remedy for this site with an estimated total present net worth cost of $28.2 million. Final selection of a remedy is anticipated later this year. Thus far, the Company is considered a PIP, not a PRP, for the site. The Company has complied with the information request and will monitor EPA activities at the site.
     The Trafton-Hoisington Landfill was a municipal and industrial landfill in the Town of Windsor, Vermont. The site is presently a state lead site although placement on the National Priorities List remains a possibility. The state of Vermont has reached an agreement with a small group of PRPs to conduct a site investigation. The Company was contacted by these PRPs seeking contribution toward the cost of the site investigation. The Company conducted an investigation and concluded no significant amounts of hazardous substances were sent to the site. The Company has advised the PRPs it will not voluntarily contribute under these circumstances.
     At this time, the Company does not believe these sites represent the potential for a material adverse effect on its financial condition or results of operations but will continue to monitor activities at the sites.
     The Company is not subject to any pending or threatened litigation with respect to any other sites where remediation expenses could be material, nor has the EPA or other state or Federal agency sought contribution from the Company for the study or remediation of any such sites.

Note 3 - Accounts Receivable

     In 1988 the Company entered into an agreement to sell up to $20 million of certain accounts receivable and unbilled revenues. At June 30, 1995 and December 31, 1994, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility. A portion of the fee for using the facility is based on London Inter Bank Offered Rate (LIBOR).
     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, were set aside for this recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.4 million and $5.6 million, respectively, at June 30, 1995 and $4.2 million and $7.8 million, respectively, at December 31, 1994.
     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.0 million at June 30, 1995 and December 31, 1994.

Note 4 - Maine Yankee Plant

     The Company owns 2% of the common stock of Maine Yankee Atomic Power Company (MY) and is entitled to approximately 2% of the power output of the 880-megawatt nuclear generating plant (Plant) located in Wiscasset, Maine, owned and operated by MY.
     During the refueling-and-maintenance shutdown that commenced in early February 1995, MY detected an increased rate of degradation of the Plant's steam generator tubes well above its expectations and began evaluating several courses of action.
     On May 22, 1995, MY announced its plan to repair the tubes in the plant's three steam generators by sleeving all 17,000 steam generator tubes. This process will allow the plant to return to service at its full 880-megawatt rating by the end of 1995. Sleeving involves inserting a tube of slightly smaller diameter into the defective tube to cover the area above and below the crack; the sleeve is welded in place and acts as a new tube. Sleeving is a proven safe and technically sound option commonly used in plants throughtout the United States and in other places in the world. MY estimates it will cost approximately $40 million to resleeve all the steam generator tubes.
     The Company owns 2% of the common stock of MY, and estimates its share of the cost to repair the steam generator tubes will be about $.8 million.
     In 1994, MY provided about 3% of the Company's power requirements. The Company estimates the additional costs for replacement power while MY is not operating could exceed $1 million.
     Costs incurred through June 1995 for replacement power and steam generator repairs amounting to approximately $.5 million have been included in the Company's 1995 financial results.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION


     Summarized income statement information for Vermont Yankee Nuclear Power Corporation follows (dollars in thousands, except per share amounts):


                                       Three Months Ended    Six Months Ended
                                             June 30               June 30
                                         1995      1994        1995      1994

Operating revenues                     $47,043   $37,093     $98,418   $76,262
Operating expenses                      43,187    33,570      90,730    69,096
                                       _______   _______     _______   _______

     Operating income                    3,856     3,523       7,688     7,166
Other income, net                          512       341       1,049       579
                                       _______   _______     _______   _______
     Total operating and other income    4,368     3,864       8,737     7,745
Interest expense                         2,652     2,269       5,263     4,467
                                       _______   _______     _______   _______
     Net income                        $ 1,716   $ 1,595     $ 3,474   $ 3,278
                                       =======   =======     =======   =======

Average shares of common stock
 outstanding                           392,481   392,481     392,481   392,481

Earnings per share of common stock       $4.36     $4.06       $8.85     $8.35

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION

             Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1995

Earnings Overview

     The Company recorded losses of $.13 and $.22 per share of common stock for the three months ended June 30, 1995 and 1994, respectively. Losses applicable to common stock for these respective periods were $1.6 million and $2.6 million. Due to the Company's winter sales peak and higher winter rates, the Company normally experiences losses in the second and third quarter when sales are lower and rates are reduced.
     For the six months ended June 30, 1995, earnings per share of common stock were $1.00 compared to $.81 in 1994. Earnings available for common stock for these respective periods were $11.7 million and $9.5 million.
     The increase in earnings for the second quarter and first half is primarily due to the 5.07% retail rate increase effective November 1, 1994 and to other factors described in Results of Operations below.

RESULTS OF OPERATIONS

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and six months ended June 30, 1995 and 1994 (and the related percentage changes from 1994) is set forth below:

                                              Three Months Ended June 30
                                                      Percentage                      Percentage
                                         MWH           Increase    Revenues (000's)    Increase
                                   1995        1994   (Decrease)   1995        1994   (Decrease)
Residential                       213,608     212,820     0.4     $20,522    $19,535       5.1
Commercial                        205,968     203,050     1.4      18,875     18,043       4.6
Industrial                         91,381      88,917     2.8       6,358      6,123       3.8
Other retail                        1,831       1,874    (2.3)        451        433       4.2
                                  _______     _______             _______    _______
  Total retail sales              512,788     506,661     1.2      46,206     44,134       4.7
                                  _______     _______             _______    _______
Resale sales:
  Firm                                327       4,006   (91.8)         14         50     (72.0)
  Entitlement                     305,408     157,274    94.2      11,780      7,416      58.8
  Other                           160,128     241,346   (33.7)      3,704      5,097     (27.3)
                                  _______     _______             _______    _______
    Total resale sales            465,863     402,626    15.7      15,498     12,563      23.4
                                  _______     _______             _______    _______
Other revenues                        -           -        -        1,142        987      15.7
                                  _______     _______             _______    _______
  Total sales                     978,651     909,287     7.6     $62,846    $57,684       8.9
                                  =======     =======             =======    =======

                                                Six Months Ended June 30
                                                      Percentage                      Percentage
                                         MWH           Increase    Revenues (000's)    Increase
                                   1995        1994   (Decrease)   1995        1994   (Decrease)
Residential                       487,306     508,780    (4.2)    $ 53,389   $ 53,005      0.7
Commercial                        424,491     419,762     1.1       46,023     43,516      5.8
Industrial                        202,655     199,147     1.8       16,300     15,600      4.5
Other retail                        3,724       3,790    (1.7)         899        867      3.7
                                _________   _________             ________   ________
  Total retail sales            1,118,176   1,131,479    (1.2)     116,611    112,988      3.2
                                _________   _________             ________   ________
Resale sales:
  Firm                              4,042       9,158   (55.9)         192        261    (26.4)
  Entitlement                     551,224     405,926    35.8       23,869     17,890     33.4
  Other                           293,411     368,617   (20.4)       6,906      8,135    (15.1)
                                _________   _________             ________   ________
    Total resale sales            848,677     783,701     8.3       30,967     26,286     17.8
                                _________   _________             ________   ________
Other revenues                        -           -        -         2,131      2,295     (7.1)
                                _________   _________             ________   ________
  Total sales                   1,966,853   1,915,180     2.7     $149,709   $141,569      5.7
                                =========   =========             ========   ========

     Retail MWH sales for the three months ended June 30, 1995 increased 1.2% compared to last year. However, retail revenues increased $2.1 million or 4.7% over last year due to a $1.6 million increase in price resulting from the 5.07% retail rate increase and $.5 million associated with the 1.2% increase in retail MWH sales. For the quarter, residential MWH sales were about the same as last year while commercial and industrial MWH sales increased 1.4% and 2.8%, respectively.
     For the six months ended June 30, 1995, retail MWH sales decreased 1.2% while retail revenues increased $3.6 million or 3.2% compared to last year. The revenue increase results from a $5.1 million increase in price due to the 5.07% retail rate increase offset by a $1.5 million decrease associated with lower retail MWH sales. For the first half of 1995, residential MWH sales decreased 4.2% and commercial and industrial MWH sales increased 1.1% and 1.8%, respectively.
     These variances reflect the mild weather experienced during the first quarter of 1995 as well as the effectiveness of Conservation and Load Management programs (C&LM). However, as a result of economic development activities, the Company is beginning to see some growth in the commercial and industrial sectors.
     In anticipation of a more competitive environment and to align costs with revenues by rate class, on May 24, 1995, the Company filed with the Vermont Public Service Board (PSB) a request for a retail rate redesign to be effective January 1, 1996. The rate redesign, if approved by the PSB, would decrease the revenue per kilowatt hour for the commercial and industrial sectors by approximately 4% and would increase the revenue per kilowatt hour for the residential sector by about 5%.
     Due to current market conditions, some of the Company's firm resale customers chose not to extend their contracts based on compensatory rates. However, two of those customers are currently purchasing power from the Company based on market rates.
     Entitlement MWH sales increased 94.2% or 148,134 MWH for the second quarter and 35.8% or 145,298 MWH for the first half of 1995 compared to the same periods in 1994. These increases result from the sale of Hydro-Quebec 9502 power to Boston Edison Company. However, these increases were partially offset by decreased MWH sales to UNITIL and Commonwealth Electric under a swap arrangement due to the scheduled refueling and maintenance shutdown of Vermont Yankee that began on March 17, 1995.
     The decreases in other resale sales of 33.7% or 81,218 MWH for the second quarter and 20.4% or 75,206 MWH for the first half of 1995 resulted from lower unit and off-system sales to other utilities in New England as well as decreased sales to NEPOOL.
     The variances in other revenues for the second quarter and first half of 1995 are due to true-up adjustments related to C&LM programs.

Net Purchased Power and Production Fuel Costs

     The components of net purchased power and production fuel costs for the three and six months ended June 30, 1995 and 1994 are as follows (dollars in thousands):

                                                              Three Months Ended June 30
                                                              1995                  1994
                                                         Units    Amount       Units    Amount
    Purchased:
     Capacity (MW)                                         675   $21,071         589   $20,516
     Energy (MWH)                                      965,237    16,620     840,751    15,168
     Production fuel (MWH)                              70,859       529     115,236       513
                                                                 _______               _______
       Total purchased power and production
        fuel costs                                                38,220                36,197
    Less entitlement and other resale sales (MWH)      465,536    15,484     398,620    12,513
                                                                 _______               _______
       Net purchased power and production
        fuel costs                                               $22,736               $23,684
                                                                 =======               =======

                                                               Six Months Ended June 30
                                                              1995                  1994
                                                         Units    Amount       Units    Amount
    Purchased:
     Capacity (MW)                                         632   $42,342         583   $41,087
     Energy (MWH)                                    1,913,760    34,524   1,813,219    32,290
     Production fuel (MWH)                             172,882     1,099     210,913     1,079
                                                                 _______               _______
       Total purchased power and production
        fuel costs                                                77,965                74,456
    Less entitlement and other resale sales (MWH)      844,635    30,775     774,543    26,025
                                                                 _______               _______
       Net purchased power and production
        fuel costs                                               $47,190               $48,431
                                                                 =======               =======


     The Company's total purchased power and production fuel costs increased approximately $2.0 million or 5.6% for the second quarter as compared to the same period last year. The increase is due to a 14.6% and a 14.8% increase in the amount of MW and MWH purchased. The increase in MW and MWH purchased totaled $3.0 million and $2.2 million, respectively. These increases were offset by favorable price variances of $2.4 million for capacity, and $.8 million for energy.
     Due to a 23.7% increase in entitlement and other resale sales totaling approximately $3.0 million, the Company's net purchased power and production fuel costs for the second quarter decreased 4.0% as compared with the same period last year.
     The increase in purchased power and production fuel costs for the first half of 1995 is due to an 8.4% and a 5.5% increase in the amount of MW and MWH purchased totaling $3.5 million and $1.8 million, respectively. The price per MW purchased decreased 5.1% reducing purchased power costs by $2.3 million. The price per MWH purchased increased slightly in the first six months increasing total costs by $.4 million. A $4.8 million increase in entitlement and other resale revenues was due to both an increase in MWH sales and price. Due to this increase in sales, net power costs were 2.6% less for the six months ended June 30, 1995 as compared with the same period in the prior year.
     Production fuel costs for the second quarter and first half of 1995 were relatively the same as last year.
     The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. The Company also owns 20 hydroelectric generating units and two gas-fired and one diesel peaking units. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, Wyman #4 and Millstone #3.

Other Operation

     The increase of $1.4 million and $2.4 million in other operation expenses for the second quarter and first half of 1995 results primarily from increased C&LM costs. These costs are being recovered through retail rates approved by the Vermont Public Service Board, effective November 1, 1994.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The increase in total income tax expense for the three and six months ended June 30, 1995 results primarily from a 52.3% and 20.6% increase in pre-tax earnings for the respective periods.

Allowance For Funds Used During Construction

     The increase in allowance for equity and borrowed funds used during construction for the second quarter and first half of 1995 is due to increased capital expenditures and higher rates used for capitalization of these funds.

Other Income (Expenses), Net

     For the three and six months ended June 30, 1995, other income (expenses), net increased $.3 million and $1.0 million, respectively. These increases result primarily from higher non-regulated subsidiaries' earnings. Also, in the first quarter of 1994, the Company wrote-off $.4 million, representing the non-recoverability portion of the Company's investment in the Seabrook project from some of the Company's firm resale customers.

Cash Dividends Declared

Preferred

     In January 1994, the Company redeemed 280,000 shares of preferred stock 9% dividend series at premium of $.25 per share. This redemption resulted in a decrease in preferred dividends declared for the second quarter and first half of 1995 compared to the same periods last year.

Common

     In June 1994, the Company's Board of Directors (Board) declared a quarterly common dividend of approximately $4.2 million payable August 15, 1994 and in December 1994, the Board declared a quarterly common dividend of approximately $2.3 million payable February 15, 1995. The December declaration reflected the 44% reduction in dividends paid per share. These advanced declarations, combined with the 44% reduction, account for the decrease in common dividends declared for the three and six months ended June 30, 1995 compared to the same periods of 1994.

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

Construction

     The Company's liquidity is primarily affected by the level of cash generated from operations, power contracts, and the funding requirements of its ongoing construction and C&LM programs. Cash flows from operating activities after dividends paid, provided 100% of the Company's construction and C&LM expenditures of $12.3 million and $12.5 million for the six months ended June 30, 1995 and 1994, respectively.

Financing and Capitalization

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $44 million. Short-term borrowings generally are reduced when long-term debt or equity securities are issued.
     The Company's capital structure ratios as of June 30, 1995, consisted of 55% common equity, 9% preferred stock and 36% long-term debt. The Company has no long-term debt or preferred stock subject to mandatory sinking fund requirements or maturing within the next twelve-month period. The credit ratings of the Company's securities as of June 30, 1995, as reaffirmed by Standard & Poor's Corp. and Duff & Phelps Corp. in mid-1994 are BBB and BBB+, respectively, for First Mortgage Bonds and BBB- for Preferred Stock.
     On November 8, 1994, the Company's Board of Directors (Board) announced a new dividend policy that targeted future dividends at 60% of earnings. In light of the new policy, the annual dividend of $1.42 was reduced 44% to $.80 effective with the first quarter dividend paid in February 1995. The dividend payment level will be reviewed regularly in light of capital needs, projected earnings' levels and other relevant factors. Also, the Board authorized the purchase of up to 2 million shares of its outstanding common stock in open market transactions. As of June 30, 1995, the Company had purchased 134,300 shares at an average price of $13.26 per share. These transactions are recorded as treasury stock, at cost, in the Company's Consolidated Balance Sheet.
     As of July 31, 1995, the Company had purchased 154,000 shares at an average price of $13.33 per share.

Non-Utility

     Catamount Energy Corporation, a wholly owned subsidiary of the Company, maintains an Irrevocable Standby Letter of Credit with a bank to borrow up to an aggregate amount of $2.3 million to replace its share of cash in the Appomattox Cogeneration Limited Partnership's Project Debt Service Reserve Fund. This Letter of Credit is for a one year term with annual extensions available and requires fees totaling 2.442% of credit available.
     SmartEnergy Services, Inc., also a wholly owned subsidiary of the Company, maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes.
     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

Conservation and Load Management (C&LM) Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Expenditures in 1994 were $6.2 million and are expected to be approximately $6.0 million in 1995.
     On April 12, 1995, the Company and the Vermont Department of Public Service jointly filed a Stipulation resolving issues related to the role of fuel switching as a C&LM resource, promotion of electricity, and C&LM spending levels for 1995 and 1996. This Stipulation resolves the outstanding material issues related to C&LM until the end of 1996. It also establishes a process to remove the return on equity penalty related to "the Company's failed efforts to acquire all cost-effective energy efficiency resources" imposed by the PSB in the Company's last rate case. The stipulation becomes effective upon approval of the PSB which is expected during the third quarter of 1995.

Diversification

     Catamount Energy Corporation (Catamount) was formed for the purpose of investing in non-regulated energy-related projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in four operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. Catamount and its subsidiaries contributed $305,000 and $796,000 to the Company's earnings for the three and six months ended June 30, 1995, respectively, compared to a loss of $220,000 and earnings of $91,000 for the three and six months ended June 30, 1994, respectively.
     On February 2, 1995, Catamount's Board of Directors voted to finance, through wholly owned subsidiaries of Catamount, up to $100,000 of development capital to complete development of two 10 MW gas-fired cogeneration projects in the western United States. The Development Capital is to be reimbursed with interest at the rate of 10% at construction financial closing. Catamount has committed up to a total of $2.5 million to purchase 50% interests in each project at construction financial closing.
     On July 21, 1995, Catamount sold approximately half of its interest in the Appomattox Cogeneration Limited Partnership to CIPSCO Investment Company. The sale will generate capital to fund investments in several other independent power projects and will add approximately $.08 to earnings per common share during the third quarter of 1995. Upon closing, Catamount's ownership percentage in Appomattox Cogeneration Limited Partnership was reduced to 25.25%.
     SmartEnergy Services, Inc. (SmartEnergy) was formed for the purpose of effectively providing reliable, energy-efficient products and services, including the rental of electric water heaters. SmartEnergy incurred losses of $16,000 and $59,000 for the three and six months ended June 30, 1995, compared to losses of $39,000 and $24,000 for the three and six months ended June 30, 1994.

Rates

     The Company recognizes that adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company is considering filing for a general rate increase during the second half of 1995 to become effective during 1996 to offset the increasing cost of providing service, primarily purchased power.

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

              On December 30, 1994, the Company and its Board of Directors were named as defendants in a complaint filed in the United States District Court for the District of Vermont by three shareholders. The complaint alleges, among other things, (I) that F. Ray Keyser, Jr., Chairman of the Company's Board of Directors, violated Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diver-sification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and
(iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders. The complaint seeks an unspecified amount of damages (including treble damages against Mr. Keyser), attorney's fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself deny the allegations against them and intend to vigorously defend the complaint.
Items 2 and 4.

         None.

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

              Nine parties intervened in the Company's filing. On April 28, 1995, the FERC issued a deficiency letter asking for more information in a number of areas.

              The company filed a timely response to the deficiency letter on June 14, 1995. Three parties filed protests in response to the Company filing, and one additional party filed a request for late intervention. The FERC is expected to act on the filing by mid-August 1995.

         (b) As ordered by the New Hampshire Public Utility Commission (NHPUC) in the Company's wholly owned subsidiary Connecticut Valley Electric Company Inc.'s (Connecticut Valley) 1994 Conservation and Load Management Percentage Adjustment docket, the Company entered into negotiations with the NHPUC Staff to redesign the RS-2 wholesale rate under which Connecticut Valley purchases power from the Company. The redesign features marginal cost based energy and capacity charges for all energy and capacity purchases above or below a base level. Such negotiations concluded at the end of 1994. A summary report was filed with the NHPUC on February 13, 1995. The NHPUC issued an order dated June 28, 1995 approving the principles underlying the redesign. The Company is preparing a filing of the redesign with the Federal Energy Regulatory Commission. Connecticut Valley's costs of wholesale power will be lower than they otherwise would be only if Connecticut Valley's growth rate exceeds that of the Company's Vermont retail operations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None.

         (b) There were no reports on Form 8-K for the quarter ended June 30, 1995.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                                  (Registrant)



                                   By          Jonathan W. Booraem
                                      _______________________________________
                                        Jonathan W. Booraem, Treasurer and
                                         duly authorized officer



                                   By          James M. Pennington
                                      _______________________________________
                                        James M. Pennington, Controller and
                                         Principal Accounting Officer









Dated August 11, 1995