Form 10-Q
period 1995-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1995-11-13
CIK 18808

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q

              x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1995


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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1995 there were outstanding 11,590,748 shares of Common Stock, $6 Par Value.

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.  Financial Statements


           Consolidated Statement of Income and Retained Earnings
            for the three and nine months ended September 30, 1995
            and 1994                                                       3


           Consolidated Balance Sheet as of September 30, 1995 and
            December 31, 1994                                              4


           Consolidated Statement of Cash Flows for the nine months
            ended September 30, 1995 and 1994                              5


           Notes to Consolidated Financial Statements                    6-9


           Summarized income statement information for Vermont
            Yankee Nuclear Power Corporation                              10



  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11-17



PART II.  OTHER INFORMATION                                            18-20



SIGNATURES                                                                21

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      PART I - FINANCIAL INFORMATION

                      Item 1.  Financial Statements
           CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
              (Dollars in thousands, except per share amount
                                (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                     1995        1994       1995        1994
Operating Revenues                 $60,314     $59,027    $210,023   $200,596

Operating Expenses
  Operation
    Purchased power                 33,418      35,324     110,284    108,701
    Production and transmission      5,540       4,985      15,898     15,889
    Other operation                  8,722       9,411      29,064     27,342
  Maintenance                        3,616       3,260       9,210      8,569
  Depreciation                       4,372       4,139      12,883     12,305
  Other taxes, principally
   property taxes                    2,582       2,432       7,704      7,733
  Taxes on income                      142        (892)      7,816      5,769
                                   _______     _______    ________   ________
  Total operating expenses          58,392      58,659     192,859    186,308
                                   _______     _______    ________   ________
Operating Income                     1,922         368      17,164     14,288
                                   _______     _______    ________   ________
Other Income and Deductions
  Equity in earnings of
   affiliates                          888         827       2,508      2,427
  Allowance for equity funds
   during construction                  42          29         195         72
  Other income, net                  1,753         626       2,585        464
  Benefit (provision) for income
   taxes                              (338)       (159)       (365)       161
                                   _______     _______    ________   ________
  Total other income and
   deductions, net                   2,345       1,323       4,923      3,124
                                   _______     _______    ________   ________
Total Operating and Other Income     4,267       1,691      22,087     17,412
                                   _______     _______    ________   ________
Interest Expense
  Interest on long-term debt         2,375       2,379       7,165      7,233
  Other interest                       174         142         580        459
  Allowance for borrowed funds
   during construction                 (30)        (39)       (139)       (94)
                                   _______     _______    ________   ________
  Total interest expense, net        2,519       2,482       7,606      7,598
                                   _______     _______    ________   ________
Net Income (Loss)                    1,748        (791)     14,481      9,814
Retained Earnings at
 Beginning of Period                64,962      58,930      55,575     61,879
                                   _______     _______    ________   ________
                                    66,710      58,139      70,056     71,693
Cash Dividends Declared
  Preferred stock                      507         507       1,521      1,631
  Common stock                       2,327           7       4,659     12,437
                                   _______     _______    ________   ________
  Total dividends declared           2,834         514       6,180     14,068
                                   _______     _______    ________   ________
Retained Earnings at End of
 Period                            $63,876     $57,625    $ 63,876   $ 57,625
                                   =======     =======    ========   ========
Earnings (Losses) Available for
 Common Stock                      $ 1,241     $(1,298)   $ 12,960   $  8,183
Average Shares of Common Stock
 Outstanding                    11,618,596  11,779,744  11,668,606 11,699,969
Earnings (Losses) per Share
 of Common Stock                      $.11       $(.11)      $1.11      $ .70
Dividends per Share of Common
 Stock                                $.20       $ .355      $ .60      $1.065

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)
                               (Unaudited)

                                                    September 30  December 31
                                                        1995         1994
Assets
Utility Plant, at original cost                       $448,907      $434,059
  Less accumulated depreciation                        135,309       125,800
                                                      ________      ________
                                                       313,598       308,259
  Construction work in progress                         11,030        15,099
  Nuclear fuel, net                                      1,290         1,197
  Net utility plant                                    325,918       324,555
                                                      ________      ________
Investments and Other Assets
  Investments in affiliates, at equity                  26,759        26,765
  Non-utility investments                               22,650        28,184
  Non-utility property, less accumulated depreciation    2,831         2,989
                                                      ________      ________
  Total investments and other assets                    52,240        57,938
                                                      ________      ________
Current Assets
  Cash                                                   1,496         1,673
  Temporary investments, at market value                13,165         5,886
  Accounts receivable                                   13,428        20,523
  Unbilled revenues                                      3,051        10,696
  Materials and supplies, at average cost                3,861         4,182
  Prepayments                                            1,721         3,544
  Other current assets                                   4,784         4,806
                                                      ________      ________
  Total current assets                                  41,506        51,310
                                                      ________      ________
Regulatory Assets and Other Deferred Charges            58,816        56,596
                                                      ________      ________
Total Assets                                          $478,480      $490,399
                                                      ========      ========

Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares   $ 70,715      $ 70,715
  Other paid-in capital                                 45,246        45,229
  Treasury stock (195,100 shares and 56,400 shares,
   respectively, at cost)                               (2,627)         (735)
  Retained earnings                                     63,876        55,575
                                                      ________      ________
  Total common stock equity                            177,210       170,784
  Preferred and preference stock                         8,054         8,054
  Preferred stock with sinking fund requirements        20,000        20,000
  Long-term debt                                       120,146       120,157
                                                      ________      ________
  Total capitalization                                 325,410       318,995
Long-term Lease Arrangements                            19,656        20,467
                                                      ________      ________
Current Liabilities
  Short-term debt                                        4,305        11,511
  Current portion of long-term debt                        -           4,230
  Accounts payable                                       4,258         5,970
  Accounts payable - affiliates                          8,245         8,435
  Accrued interest                                       2,662           671
  Accrued income taxes                                   3,162         3,997
  Dividends declared                                       507         2,853
  Other current liabilities                             23,336        26,002
                                                      ________      ________
  Total current liabilities                             46,475        63,669
                                                      ________      ________
Deferred Credits
  Deferred income taxes                                 54,497        52,710
  Deferred investment tax credits                        8,101         8,394
  Yankee Atomic purchased power contract                 9,705        10,725
  Environmental cleanup                                  5,050         5,050
  Other deferred credits                                 9,586        10,389
                                                      ________      ________
  Total deferred credits                                86,939        87,268
                                                      ________      ________
Total Capitalization and Liabilities                  $478,480      $490,399
                                                      ========      ========

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)

                                                         Nine Months Ended
                                                            September 30
                                                          1995        1994
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                          $14,481     $ 9,814
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                       12,883      12,305
       Deferred income taxes and investment tax credits    2,846       2,663
       Allowance for equity funds during construction       (195)        (72)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs          (4,668)      4,431
       Gain on sale of non-utility investment             (1,517)        -
       Decrease in accounts receivable                    14,618      15,652
       Decrease in accounts payable                         (464)     (2,431)
       Decrease in accrued income taxes                     (835)       (989)
       Decrease in other working capital items             1,489       4,968
       Other, net                                          3,303         149
                                                         _______     _______
     Net cash provided by operating activities            41,941      46,490
                                                         _______     _______
  Investing Activities
     Increase in temporary investments                    (7,279)     (3,726)
     Construction and plant expenditures                 (15,867)    (15,189)
     Conservation and load management expenditures        (3,322)     (4,574)
     Investments in affiliates                               129          13
     Proceeds from sale of non-utility investment          6,400         -
     Non-utility investments                                (157)        354
     Other investments, net                                 (158)       (382)
                                                         _______     _______
     Net cash used in investing activities               (20,254)    (23,504)
                                                         _______     _______
  Financing Activities
     Sale of common stock                                    -         3,988
     Repurchase of common stock                           (1,892)        -
     Short-term debt, net                                 (7,206)      1,449
     Retirement of preferred stock                           -        (7,000)
     Retirement of long-term debt                         (4,241)     (5,362)
     Common and preferred dividends paid                  (8,525)    (14,731)
                                                         _______     _______
     Net cash used in financing activities               (21,864)    (21,656)
                                                         _______     _______
Net Increase (Decrease) in Cash                             (177)      1,330
Cash at Beginning of Period                                1,673         823
                                                         _______     _______
Cash at end of Period                                    $ 1,496     $ 2,153
                                                         =======     =======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                $ 5,342     $ 5,219
    Income taxes (net of refunds)                        $ 6,119     $ 4,671

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995


Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.
     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The Company anticipates adopting SFAS No. 121 beginning January 1, 1996, and based on the current regulatory rate-making process, the Company does not expect the adoption of SFAS No 121 will have a material impact on the Company's financial position or results of operations.
     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that financial statements include certain disclosures related to stock-based employee compensation arrangements regardless of the method used to account for them. The Company anticipates the adoption of SFAS No. 123 beginning January 1, 1996 will not have a material impact on the Company's financial position or results of operations.
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Note 2 - Environmental

     The Company is engaged in various operations and activities which subject it to inspection and supervision by both state and Federal regulatory authorities including the United States Environmental Protection Agency (EPA) (hereinafter "environmental laws"). It is Company policy to comply with these environmental laws to the extent currently applicable and effective against it. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having juris-diction, the Company believes it conforms, in all material respects, with these environmental laws.
     Company operations occasionally result in unavoidable and inadvertent spills or releases of regulated substances or materials, such as the rupture of a pole mounted transformer, broken hydraulic line, or other similar occurrences. When the Company learns of such spills and releases from ongoing operations, they are cleaned up to meet Federal and state requirements. Except as discussed in the following paragraphs, the Company is not aware of any instances where it has caused, permitted or suffered a release or spill on or about its properties or otherwise which will likely result in any material environmental liabilities to the Company.
     The Company is an amalgamation of more than 100 predecessor companies engaged in various operations and activities prior to their being merged into the Company. At least two of these companies were involved in the production of gas from coal to sell and distribute to retail customers at three different locations. These activities were discontinued by the Company in the late 1940's or early 1950's. In addition, these predecessor companies and the Company itself may have historically engaged in other waste disposal activities which, while legal and consistent with commercially accepted practices at the time, may not meet modern standards and thus represent potential liability. The Company continues to discover, investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these historic activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated.
     Based on these investigations and policies, coal tar deposits were discovered at the Company's Cleveland Avenue property located in the city of Rutland, a site where one of its predecessors operated a coal-gasification facility. Due to the presence of these deposits and uncertainties as to potential contamination migration off-site, the Company conducted studies to determine the magnitude and extent of the coal tar releases. The Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. Other site issues are still under evaluation. Subsequently, a final risk assessment report was completed and submitted to the state for review. Following state review, various remediation alternatives will be investigated. The Company has selected a consulting/engineering firm to develop and implement a remediation plan for the site and collect additional data during 1996.
     The Company was formally contacted by the EPA in January 1995 asking for written consent to conduct a site evaluation of the Cleveland Avenue property. The Company does not believe the EPA's evaluation changes its potential liability so long as reasonable further progress is made in remediating the site.
     The Company is currently investigating its potential liability regarding three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill. The Bennington Landfill is a superfund site located in Bennington, Vermont. The Company was contacted in the winter of 1994 by counsel for a group of potentially responsible parties (PRP Group) who were performing an engineering evaluation and cost analysis (EE/CA) for the site under a settlement agreement with the EPA. The PRP Group threatened contribution litigation against the Company and others to recover an equitable share of the approximate $3 million the PRP Group had expended thus far on the EE/CA. Investigation by the Company thus far suggests that it is unlikely that it contributed a meaningful amount of hazardous substances, if any, to the site and thus would not be liable for a significant share of liability for the EE/CA expenses or site clean up.
     In July 1994, the EPA notified the Company that it had reviewed evidence which, in its opinion, indicated that the Company may have contributed to the environmental contamination at the Bennington site but that a full determination of its potential liability for the site had not been made. EPA, at that time, designated the Company a potentially interested party (PIP). Also in July 1994, the EPA notified the PRP Group, the Company and other PIPs that it was proposing a response action at the site with an estimated total present worth cost of approximately $9.5 million.
     During November 1994, the Company was notified that EPA had information indicating that the Company was a PRP with regard to the Bennington site. The EPA letter also requested that the Company participate with other PRPs in the response action described above and further made a demand against the Company and other PRPs for reimbursement of approximately $.85 million in costs EPA had incurred in responding to conditions at the site.
     The PRP Group has formed a larger group of PRPs to undertake the remedial response, pay EPA response expenses and obtain reimbursement for the $3 million it spent on the EE/CA. Representatives of the Company contacted the EPA and the PRP Group and evaluated the merits of participation with the larger group. In March 1995, the Company entered into an agreement to become a part of the larger PRP Group for the Bennington site and will also continue to work with EPA seeking a "de minimis" settlement. On October 6, 1995, the EPA temporarily acknowledged the PRP Group's offer of approximately 70% of the remedial costs as a "good faith offer," and expressed its expectation that the Group would "significantly enhance" the offer within 30 days. Negotiations are therefore continuing including individual and joint attempts to achieve a "de minimus" status.
     While further investigation continues, the Company will defend any contribution action brought by PRPs and the EPA, but will continue to explore settlement options which appear to be in the overall best interest of the Company.
     The Parker Landfill is a superfund site located in Lyndonville, Vermont. In 1989, the Company received an information request from the EPA seeking to determine if the Company sent any hazardous substances to the site. An inves-tigation conducted at the time concluded general trash was occasionally sent to the site but the Company had not sent hazardous substances to the site. In May of 1994, the Company received a second request seeking additional information regarding disposal practices. A renewed investigation by the Company again concluded no significant amounts of hazardous substances were sent to the site. Last summer, EPA also announced its proposed preferred remedy for this site with an estimated total present net worth cost of $28.2 million. Thus far, the Company is considered a PIP, not a PRP, for the site. The Company has complied with the information request and will monitor EPA activities at the site.
     The Trafton-Hoisington Landfill was a municipal and industrial landfill in the Town of Windsor, Vermont. The site is presently a state lead site although placement on the National Priorities List remains a possibility. The state of Vermont has reached an agreement with a small group of PRPs to conduct a site investigation. The Company was contacted by these PRPs seeking contribution toward the cost of the site investigation. The Company conducted an investigation and concluded no significant amounts of hazardous substances were sent to the site. The Company has advised the PRPs it will not voluntarily contribute under these circumstances.
     At this time, the Company does not believe these landfill sites represent the potential for a material adverse effect on its financial condition or results of operations but will continue to monitor activities at the sites.
     In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two sites in the states of Kansas and Missouri (Sites). These Sites received materials containing PCBs from other companies, including the Company, during the mid 1980s. The Company has complied with the information request and will monitor EPA activities at the Sites. At this time, there has been no estimation of the cost for the remediation, therefore, the Company cannot predict whether the Sites represent the potential for a material adverse effect on its financial condition or results of operations.
     The Company is not subject to any pending or threatened litigation with respect to any other sites where remediation expenses could be material, nor has the EPA or other state or Federal agency sought contribution from the Company for the study or remediation of any such sites. The Company has established a process for determining whether insurance proceeds are available to offset the costs associated with these sites.

Note 3 - Accounts Receivable

     In 1988 the Company entered into an agreement to sell up to $20 million of certain accounts receivable and unbilled revenues. At September 30, 1995 and December 31, 1994, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility. A portion of the fee for using the facility is based on London Inter Bank Offered Rate (LIBOR).
     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, were set aside for this recourse liability. Accounts receivable and unbilled revenues are both reflected net of sales of $6.0 million at September 30, 1995 and $4.2 million and $7.8 million, respectively, at December 31, 1994.
     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.3 million at September 30, 1995 and $1.0 million at December 31, 1994.

Note 4 - Maine Yankee Plant

     The Company owns 2% of the common stock of Maine Yankee Atomic Power Company (MY) and is entitled to approximately 2% of the power output of the 880-megawatt nuclear generating plant (Plant) located in Wiscasset, Maine.
     During the refueling-and-maintenance shutdown that commenced in early February 1995, MY detected an increased rate of degradation of the Plant's steam generator tubes well above its expectations and began evaluating several courses of action.
     On May 22, 1995, MY announced its plan to repair the tubes in the plant's three steam generators by sleeving all 17,000 steam generator tubes. Sleeving involves inserting a tube of slightly smaller diameter into the existing tubes to cover the area above and below the crack; the sleeve is welded in place and acts as a new tube. Sleeving is a proven safe and technically sound option commonly used in plants throughtout the United States and in other places in the world. MY estimates it will cost approximately $40 million to resleeve all the steam generator tubes. The sleeving process is completed and as of October 1995, the weld-heat treatment phase was 36% completed. The sleeving project continues to be on schedule and the Plant is expected to return to service at its full 880-megawatt rating by the end of 1995.
     The Company owns 2% of the common stock of MY, and estimates its share of the cost to repair the steam generator tubes will be about $.8 million.
     In 1994, MY provided about 3% of the Company's power requirements. The Company estimates the additional costs for replacement power while MY is not operating could exceed $1 million.
     Costs incurred through September 1995 for replacement power and steam generator repairs amounting to approximately $.9 million have been included in the Company's 1995 financial results.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

     Summarized income statement information for Vermont Yankee Nuclear Power Corporation follows (dollars in thousands, except per share amounts):


                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                        1995      1994       1995       1994

Operating revenues                    $38,350   $39,176    $136,768   $115,438
Operating expenses                     34,768    35,592     125,498    104,688
                                      _______   _______    ________   ________
     Operating income                   3,582     3,584      11,270     10,750
Other income, net                         655       426       1,704      1,005
                                      _______   _______    ________   ________
     Total operating and other income   4,237     4,010      12,974     11,755
Interest expense                        2,590     2,368       7,853      6,835
                                      _______   _______    ________   ________
     Net income                       $ 1,647   $ 1,642    $  5,121   $  4,920
                                      =======   =======    ========   ========
Average shares of common stock
 outstanding                          392,481   392,481     392,481    392,481

Earnings per share of common stock      $4.20     $4.19      $13.05     $12.54

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             September 30, 1995

Earnings Overview

     Earnings available for common stock and earnings per share of common stock for the three months ended September 30, 1995, were $1.2 million and $.11 compared to a loss of $(1.3) million and $(.11) for the corresponding period last year. Due to the Company's winter sales peak and higher winter rates, the Company usually experiences losses in the second and third quarter when sales are lower and rates are reduced.
     For the nine months ended September 30, 1995, earnings available for common stock were $13.0 million compared to $8.2 million in 1994. Earnings per share of common stock for these respective periods were $1.11 and $.70.
     The improved earnings result from an $.08 gain from the sale by Catamount Energy Corporation, a wholly owned non-utility subsidiary of the Company, of approximately half of its limited partnership interest in the Appomattox Cogeneration Limited Partnership; the 5.07% retail rate increase effective November 1, 1994; and lower administrative costs as a result of the Company's cost containment efforts.
     The Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996, to offset the increasing cost of providing service as more fully discussed below.

RESULTS OF OPERATIONS

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and nine months ended September 30, 1995 and 1994 (and the related percentage changes from 1994) is set forth below:

                                              Three Months Ended September 30
                                                      Percentage                      Percentage
                                          MWH          Increase     Revenues (000's)   Increase
                                    1995        1994  (Decrease)    1995       1994   (Decrease)
Residential                       213,381     211,369    1.0      $20,987    $19,752      6.3
Commercial                        225,015     219,686    2.4       20,442     19,096      7.0
Industrial                         92,726      88,827    4.4        6,137      5,648      8.7
Other retail                        1,900       1,885    0.8          464        439      5.7
                                  _______     _______             _______    _______
  Total retail sales              533,022     521,767    2.2       48,030     44,935      6.9
                                  _______     _______             _______    _______
Resale sales:
  Firm                                346       4,116  (91.6)          11        189    (94.2)
  Entitlement                     184,247     191,250   (3.7)       7,993      8,334     (4.1)
  Other                           143,713     200,745  (28.4)       3,281      4,415    (25.7)
                                  _______     _______             _______    _______
    Total resale sales            328,306     396,111  (17.1)      11,285     12,938    (12.8)
                                  _______     _______             _______    _______
Other revenues                        -           -       -           999      1,154    (13.4)
                                  _______     _______             _______    _______
  Total sales                     861,328     917,878   (6.2)     $60,314    $59,027      2.2

                                                Nine Months Ended September 30
                                                       Percentage                      Percentage
                                          MWH           Increase    Revenues (000's)    Increase
                                   1995        1994    (Decrease)   1995       1994    (Decrease)
Residential                       700,687     720,149   (2.7)     $ 74,376   $ 72,757     2.2
Commercial                        649,506     639,449    1.6        66,465     62,612     6.2
Industrial                        295,381     287,974    2.6        22,437     21,248     5.6
Other retail                        5,624       5,674   (0.9)        1,363      1,306     4.4
                                _________   _________             ________   ________
  Total retail sales            1,651,198   1,653,246   (0.1)      164,641    157,923     4.3
                                _________   _________             ________   ________
Resale sales:
  Firm                              4,388      13,274  (66.9)          203        450   (54.9)
  Entitlement                     735,471     597,176   23.2        31,862     26,224    21.5
  Other                           437,124     569,362  (23.2)       10,187     12,550   (18.8)
                                _________   _________             ________   ________
    Total resale sales          1,176,983   1,179,812   (0.2)       42,252     39,224     7.7
                                _________   _________             ________   ________
Other revenues                        -           -       -          3,130      3,449    (9.2)
                                _________   _________             ________   ________
  Total sales                   2,828,181   2,833,058   (0.2)     $210,023   $200,596     4.7
                                =========   =========             ========   ========

     Retail MWH sales for the three months ended September 30, 1995 increased 2.2% compared to last year. However, retail revenues increased $3.1 million or 6.9% over last year due to a $2.2 million increase in price resulting from the 5.07% retail rate increase and $.9 million associated with the 2.2% increase in retail MWH sales. For the quarter, residential MWH sales showed a minimal increase over last year while commercial and industrial MWH sales increased 2.4% and 4.4%, respectively.
     For the nine months ended September 30, 1995, retail MWH sales were about the same as last year while retail revenues increased $6.7 million or 4.3% compared to last year. The revenue increase results from a $7.2 million increase in price due to the 5.07% retail rate increase offset by a $.5 million decrease associated with the minimal decrease in retail MWH sales. For the nine months ended September 30, 1995, residential MWH sales decreased 2.7% and commercial and industrial MWH sales increased 1.6% and 2.6%, respectively.
     Third quarter variances reflect several new business expansions and increased electrical demand from the unusually warm summer weather as well as the 5.07% retail rate increase. However, year-to-date variances also reflect the continuing sluggish economy in Vermont and the mild weather experienced during the first quarter of 1995.
     In anticipation of a more competitive environment and to align costs with revenues by rate class, on May 24, 1995, the Company filed with the Vermont Public Service Board (PSB) a request for a retail rate redesign to be effective January 1, 1996. The rate redesign, if approved by the PSB, would decrease the revenue per kilowatt hour for the commercial and industrial sectors by approximately 4% and would increase the revenue per kilowatt hour for the residential sector by about 5%. The rate redesign, if approved by the PSB, will also reduce the gap between peak and off-peak rates.
     Due to current market conditions, some of the Company's firm resale customers chose not to extend their contracts based on compensatory rates. However, two of those customers are currently purchasing power from the Company based on market rates.
     Entitlement MWH sales decreased 7,003 MWH or 3.7% for the third quarter of 1995 compared to the same period in 1994. This decrease resulted from a reduced sellback of Hydro-Quebec power. For the nine months ended
September 30, 1995, Entitlement MWH sales increased 138,295 MWH or 23.2% compared to the same period last year. This increase is due primarily to the sale of Hydro-Quebec power to Boston Edison Company during the second quarter of 1995. However, this increase was partially offset by decreased MWH sales to Commonwealth Electric under a swap arrangement which terminated on October 31, 1995, and to UNITIL due to the scheduled refueling and maintenance shutdown of Vermont Yankee that began on March 17, 1995.
     The decrease in other resale sales of 57,032 MWH or 28.4% and 132,238 MWH or 23.2% for the three and nine months ended September 30, 1995, respectively, resulted primarily from lower sales to NEPOOL. Related resale revenues for these repective periods decreased $1.1 million or 25.7% and $2.4 million or 18.8%. For the quarter, the $1.1 million decrease resulted from a $1.2 million decrease related to the 28.4% decrease in MWH sales offset by a favorable price variance of $.1 million. For the nine month period ended 1995, revenues decreased $2.9 million due to a 23.2% decrease in MWH sales offset by a favorable price variance of $.5 million.
     The variances in other revenues for the three and nine months ended September 30, 1995 are mostly due to true-up adjustments related to C&LM programs.

Net Purchased Power and Production Fuel Costs

     The components of net purchased power and production fuel costs for the three and nine months ended September 30, 1995 and 1994 are as follows (dollars in thousands):

                                                       Three Months Ended September 30
                                                          1995                  1994
                                                    Units    Amount        Units   Amount
Purchased:
 Capacity (MW)                                         554   $20,190          561  $20,522
 Energy (MWH)                                      843,853    13,228      891,895   14,802
 Production fuel (MWH)                              71,713       735       79,829      421
                                                             _______               _______
   Total purch. power and prod. fuel costs                    34,153                35,745
Less entitlement and other sales (MWH)             327,960    11,274      391,995   12,749
                                                             _______               _______
   Net purch. power and prod. fuel costs                     $22,879               $22,996
                                                             =======               =======

                                                        Nine Months Ended September 30
                                                          1995                  1994
                                                   Units     Amount       Units    Amount

Purchased:
 Capacity (MW)                                         606  $ 62,532          575 $ 61,609
 Energy (MWH)                                    2,757,613    47,752    2,705,114   47,092
 Production fuel (MWH)                             244,595     1,834      290,742    1,500
                                                            ________              ________
   Total purch. power and prod. fuel costs                   112,118               110,201
Less entitlement and other sales (MWH)           1,172,595    42,049    1,166,538   38,774
                                                            ________              ________
   Net purch. power and prod. fuel costs                    $ 70,069              $ 71,427
                                                            ========              ========

     The Company's total purchased power and production fuel costs decreased approximately $1.6 million or 4.5% for the three month period ended
September 30, 1995. The decrease is due to a $1.1 million reduction in the amount of capacity and energy purchased and from favorable price variances for both capacity and energy totaling $.8 million. These decreases are offset by a $.3 million increase in production fuel costs.
     The decrease in purchased power and production fuel costs is offset by a decrease in entitlement and other resale sales totaling $1.5 million, resulting in an overall decrease of .5% in net power costs for the quarter. The decrease of $1.5 million in entitlement and other resale sales is described in the Operating Revenues and MWH Sales discussion above.
     Total purchased power and production fuel costs for the nine months of 1995 increased $1.9 million compared to the same period last year. The increase is primarily due to increases in the amount of energy and capacity purchased totaling $4.2 million offset by a favorable price variance of $2.7 million. Production fuel costs increased for the period resulting from a $.6 million in price offset by a $.2 million decrease in the amount of production fuel purchased.
     Revenue from entitlement and other resale sales increased $3.3 million for the nine month period ending September 30, 1995, decreasing the overall net power costs $1.4 million or 1.9% from last year. The increase in entitlement and other resale sales is described in the Operating Revenues and MWH Sales discussion above.
     The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. The Company also owns 20 hydroelectric generating units and two gas-fired and one diesel peaking units. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit; Wyman #4, a 619 MW oil-fired unit; and Millstone #3, an 1149 MW nuclear unit.

Production and Transmission

     Production and transmission expenses increased for the third quarter of 1995 due primarily to fuel expenses related to an increase in MWH generated by the Company's thermal units.

Maintenance

     Due to a major summer storm during July 1995, maintenance expenses for the three and nine months ended September 30, 1995, increased $.4 million and $.6 million, respectively.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The increase in total income tax expense for the three and nine months ended September 30, 1995 results primarily from an increase in pre-tax earnings for the respective periods.

Allowance For Funds Used During Construction

     The increase in allowance for equity and borrowed funds used during construction for the three and nine months of 1995 is due to increased capital expenditures and higher rates used for capitalization of these funds.

Other Income, Net

     For the three and nine months ended September 30, 1995, other income, net increased $1.1 million and $2.1 million, respectively. These increases result primarily from the $1.5 million pre-tax gain on the sale of a partial interest in the Appomattox project offset by a $.4 million write-off of the Company's investment in Green Technologies, Inc. to reflect management's estimate of the value of the investment. For the nine month 1995 period, this write-off was offset by higher non-regulated subsidiaries' earnings. Also, contributing to the nine months increase was a $.4 million write-off, in the first quarter of 1994, of a portion of the Company's investment in the Seabrook project from some of the Company's firm resale customers.

Other Interest Expense

     Due to an increase in short-term debt outstanding during the period, other interest expense increased for the third quarter compared to the same period last year. The increase for the nine month period is comprised of higher interest rates and increased short-term debt levels.

Cash Dividends Declared

Preferred

     In January 1994, the Company redeemed 280,000 shares of preferred stock 9% dividend series at premium of $.25 per share. This redemption resulted in a decrease in preferred dividends declared for the nine months ended September 30, 1995 compared to the same period last year.

Common

     In June 1994, the Company's Board of Directors (Board) declared a quarterly common dividend of approximately $4.2 million payable August 15, 1994 and in December 1994, the Board declared a quarterly common dividend of approximately $2.3 million payable February 15, 1995. The December declaration reflected the 44% reduction in dividends paid per share. These advanced declarations, combined with the 44% reduction, account for the variances in common dividends declared for the three and nine months ended September 30, 1995 compared to the same periods of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Competition

     As described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report on Form 10-K, management believes the Company meets the requirement of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," but continues to evaluate significant changes in the regulatory and competitive environment to ensure and assess the Company's overall consistency with the criteria of SFAS No. 71. In the event the Company determines it no longer meets the criteria for following SFAS
No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material. Although these conditions do not currently exist, the Company anticipates future competition will place pressure on both unit sales and the price the Company can charge. As a result, increased competitive pressure in the electric utility industry may restrict the Company's ability to establish prices to recover embedded costs and may lead to a significant change in the manner rates are set by regulators from cost-based regulation to a different form of regulation that approximates market conditions. Singly or together these events may give rise to the discontinuance of SFAS No. 71 and, in addition, could diminish the Company's ability to recover its embedded costs of providing service.
     In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The Company anticipates adopting SFAS No. 121 beginning January 1, 1996, and based on the current regulatory rate-making process, the Company does not expect the adoption of SFAS No. 121 will have a material impact on the Company's financial position or results of operations.
     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that financial statements include certain disclosures related to stock-based employee compensation arrangements regardless of the method used to account for them. The Company anticipates the adaption of SFAS No. 123 beginning January 1, 1996, will not have a material impact on the Company's financial position or results of operations.

Utility Restructuring

     The electric utility industry is in a period of transition from a traditional rate-regulated environment based on cost recovery to an environment with both competition and modified regulation. In many states, including Vermont and New Hampshire where the Company does business, new mechanisms are being explored to bring greater competition, customer choice and market discipline to the industry while retaining the public benefits associated with the current franchise system.
     In Vermont, the PSB by Order dated October 17, 1995, opened an investigation requiring all 22 electric utilities in Vermont to file restructuring plans by May 1, 1996, allowing open competition for retail consumers. The goal as set forth in the Order is to achieve restructuring by December 31, 1997.
     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC), directed by the New Hampshire legislature, has begun the process of establishing a Pilot Program (Pilot) to determine the implications of retail competition in the electric utility industry. The Pilot is for a three year period beginning May 1, 1996 and will be open to all electric utilities and to all classes of customers in New Hampshire, although only a small percentage of customers will be selected to participate. Connecticut Valley Electric Company Inc. (Conn Valley), the Company's wholly owned New Hampshire subsidiary, will be able to compete as a full or partial service provider to retain its customers and to acquire additional load currently served by other New Hampshire utilities.

Construction

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Cash flows from operating activities after dividends paid, provided 100% of the Company's construction and C&LM expenditures of $19.2 million and $19.8 million for the nine months ended September 30, 1995 and 1994, respectively.

Financing and Capitalization

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling approximately $37.3 million at September 30, 1995. Short-term borrowings generally are reduced when long-term debt or equity securities are issued.
     The Company's capital structure ratios as of September 30, 1995, consisted of 54% common equity, 9% preferred stock and 37% long-term debt.
The Company has no long-term debt or preferred stock subject to mandatory sinking fund requirements or maturing within the next twelve-month period.
The credit ratings of the Company's securities as of September 30, 1995, as reaffirmed by Standard & Poor's Corp. in mid-1994 and Duff & Phelps Corp. in October 1995 are BBB and BBB+, respectively, for First Mortgage Bonds and BBB-for Preferred Stock.
     On November 8, 1994, the Company's Board of Directors (Board) announced a new dividend policy that targeted future dividends at 60% of earnings. In light of the new policy, the annual dividend of $1.42 was reduced 44% to $.80 effective with the first quarter dividend paid in February 1995. The dividend payment level will be reviewed regularly in light of capital needs, projected earnings' levels and other relevant factors. Also, the Board authorized the purchase of up to 2 million shares of its outstanding common stock in open market transactions. As of September 30, 1995, the Company had purchased 195,100 shares at an average price of $13.42 per share. These transactions are recorded as treasury stock, at cost, in the Company's Consolidated Balance Sheet.
     No shares of common stock were purchased by the Company subsequent to September 30, 1995.

Non-Utility

     Catamount Energy Corporation, a wholly owned subsidiary of the Company, maintains an Irrevocable Standby Letter of Credit with a bank to borrow up to an aggregate amount of $2.3 million to replace its share of cash in the Appomattox Cogeneration Limited Partnership's Project Debt Service Reserve Fund. This Letter of Credit is for a one year term with annual extensions available and through September 30, 1995 required fees totaling 2.442% of credit available. Effective October 1, 1995, this Irrevocable Standby Letter of Credit was reduced to $1.2 million and requires fees of 1.5%.
     SmartEnergy Services, Inc., also a wholly owned subsidiary of the Company, maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes.
     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

Conservation and Load Management (C&LM) Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Expenditures in 1994 were $6.2 million and are expected to be approximately $5.8 million in 1995.
     On April 12, 1995, the Company and the Vermont Department of Public Service jointly filed a Stipulation resolving issues related to the role of fuel switching as a C&LM resource, promotion of electricity, and C&LM spending levels for 1995 and 1996. This Stipulation resolves the outstanding material issues related to C&LM until the end of 1996. It also establishes a process to remove the return on equity penalty related to "the Company's failed efforts to acquire all cost-effective energy efficiency resources" imposed by the PSB in the Company's last rate case. Although not yet approved by the PSB, the parties have started implementing the Stipulation as outlined in its terms.

Diversification

     Catamount Energy Corporation (Catamount) was formed for the purpose of investing in non-regulated energy-related projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in four operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. Catamount and its subsidiaries contributed $1.2 million and $2.0 million to the Company's earnings for the three and nine months ended September 30, 1995, respectively, compared to earnings of $.4 million and $.5 million for the three and nine months ended September 30, 1994, respectively.
     On July 21, 1995, Catamount sold approximately half of its limited partnership's interest in the Appomattox Cogeneration Limited Partnership.
The sale generated capital to fund investments in several other independent power projects and added approximately $.08 to earnings per common share during the third quarter of 1995. Upon closing, Catamount's ownership percentage in Appomattox Cogeneration Limited Partnership was reduced to 25.25%.
     SmartEnergy Services, Inc. (SmartEnergy) was formed for the purpose of effectively providing reliable, energy-efficient products and services, including the rental of electric water heaters. During the third quarter of 1995, SmartEnergy wrote-off its remaining investment of approximately $424,000 in Green Technologies, Inc. to reflect management's estimate in the value of the investment. SmartEnergy incurred after-tax losses of approximately $210,000 and $269,000, including a $253,000 after-tax write-off related to the investment in Green Technologies, Inc., for the three and nine months ended September 30, 1995, compared to losses of $7,000 and $31,000 for the three and nine months ended September 30, 1994.

Rates and Regulation

     The Company recognizes adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996, to offset the increasing cost of providing service. Approximately $29.0 million or 93.5% of the rate increase request is to recover increased purchased power costs. As part of the rate filing, the Company proposed a special "Lifeline" program for low-income customers which, if approved, would serve to limit some of the impacts of the rate case and rate design on residential low-income customers.
     At the Company's 1995 Annual Meeting, shareholders approved two amendments to the Company's Articles of Incorporation subject to obtaining the necessary regulatory approval. One of the amendments was a so-called Fair Price provision. The other amendment served to limit The Board of Directors' (Directors) liability in certain circumstances. Because under Vermont law the Company cannot amend its Articles of Incorporation without the PSB's permission, the Company filed a petition seeking the necessary regulatory approval. The Department of Public Service vigorously opposed both amendments, significantly decreasing the likelihood of obtaining PSB approval. The case was further complicated by the participation of Mr. Bradford White, a plaintiff in the lawsuit discussed under Legal Proceedings. In light of the limited prospect of obtaining regulatory approval, as well as the ongoing costs associated with the proceeding, the Company decided to withdraw the petition with prejudice. Accordingly, on October 17, 1995, the Company filed a notice of withdrawal. The PSB is expected to act on the Company's request in the near future.

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

         On December 30, 1994, the Company and its Board were named as defendants in a complaint filed in the United States District Court for the District of Vermont by three shareholders. The complaint alleges, among other things, (i) that F. Ray Keyser, Jr., Chairman of the Company's Board, violated
Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diversification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and (iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders. The complaint seeks an unspecified amount of damages (including treble damages against Mr. Keyser), attorney's fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself deny the allegations against them and intend to vigorously defend the complaint.

         In response to a shareholder letter received in November 1994, the Company's Board formed a Special Investigation Committee (the Committee), comprised of three outside directors, to investigate the shareholder's allegations concerning management's judgment in deciding, in August 1991, to commit, as part of a consortium of Vermont utilities, to a long-term purchase of a large amount of hydro-electric power from Hydro-Quebec. The shareholder also alleged that the Company misled the PSB, prior to the Company's decision to commit to the purchase, concerning the status of negotiations relating to the purchase. The Committee hired outside counsel to aid in the investigation and to render legal advice to it and the Board. At the conclusion of its investigation, the Committee recommended to the outside members of the full Board that pursuit of any legal claims implicated by the shareholder's letter would not be in the best interests of the Company and its shareholders and that the Company should take no further action with respect to the shareholder's letter. At the Board's regularly scheduled meeting in September 1995, the outside directors of the Board voted unanimously to adopt the Committee's recommendations.

Items 2 and 4.

         None.

Item 5.  Other Information.

         (a) On March 1, 1995, the Company filed a comprehensive, open access transmission tariff (Tariff) with the Federal Energy Regulatory Commission
(FERC). The Tariff is designed to provide firm and non-firm network transmission service, as well as firm point to point service over the transmission systems of the Company and its wholly owned subsidiary, Connecticut Valley. In addition, the Tariff would permit customers to make use of the Company's contract rights to the transmission facilities of the Vermont Electric Power Company, Inc. and New England Power Company. The Tariff would provide transmission service that is comparable to that provided to native load customers. Charges for such service would be based upon the Company's cost of service for transmission.

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

         Nine parties intervened in the Company's filing. On April 28, 1995, the FERC issued a deficiency letter asking for more information in a number of areas. The Company filed a timely response to the deficiency letter on June 14, 1995. Three parties filed protests in response to the Company filing, and one additional party filed a request for late intervention. The FERC accepted the Tariff for filing on August 14, 1995, suspended it and set it for hearing. The August 14 Order allowed the Tariff to become effective August 15, 1995, subject to refund and subject to the outcome of the Open Access NOPR proceeding.

         (b) As ordered by the NHPUC in Connecticut Valley's 1994 Conservation and Load Management Percentage Adjustment docket, the Company entered into negotiations with the NHPUC Staff to redesign the RS-2 wholesale rate under which Connecticut Valley purchases power from the Company. The redesign features marginal cost based energy and capacity charges for all energy and capacity purchases above or below a base level. Such negotiations concluded at the end of 1994. A summary report was filed with the NHPUC on February 13, 1995. The NHPUC issued an order dated June 28, 1995 approving the principles underlying the redesign. The Company is preparing a filing of the redesign with the FERC. Connecticut Valley's costs of wholesale power will be lower than they otherwise would be only if Connecticut Valley's growth rate exceeds that of the Company's Vermont retail operations.

         (c) On October 2, 1995, the Company's President and Chief Executive Officer Thomas C. Webb announced that he will retire effective December 29, 1995.

         Also on October 2, 1995, the Company's Board promoted Robert H. Young, Executive Vice President and Chief Operating Officer, to succeed Thomas C. Webb upon his retirement and appointed Francis J. Boyle to fill the positions of Vice President-Finance and Administration and Chief Financial Officer. Mr. Young will also assume the position on the Company's Board vacated by Mr. Webb.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                      EXHIBIT INDEX
              Exhibit

              3-1.  By-laws, as amended August 7, 1995.

              10.   Material Contract.

                    10.16.27 Thirty-second Amendment dated September 1, 1995 to New England Power Pool Agreement dated as of September 1, 1971.

              27.   Financial Data Schedule.

         (b) There were no reports on Form 8-K for the quarter ended September 30, 1995.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                              (Registrant)



                               By           Francis J. Boyle
                                  _______________________________________
                                    Francis J. Boyle, Vice President,
                                     Finance and Administration and
                                     Principal Financial Officer



                               By           James M. Pennington
                                  _______________________________________
                                    James M. Pennington, Controller and
                                     Principal Accounting Officer







Dated:  November 13, 1995