Form 10-K
period 1995-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1996-03-27
CIK 18808

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   _________

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

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




                                  Cover page

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $157,923,942 based upon the closing price as of January 31, 1996 of Common Stock, $6 Par Value, on the New York Stock Exchange as reported in the Eastern Edition of the Wall Street Journal.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock: As of January 31, 1996, there were outstanding 11,590,748 shares of Common Stock, $6 Par Value.


                     DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference in this report.














































                             Cover page continued

                               Form 10-K - 1995


                               TABLE OF CONTENTS


                                                                          Page
                                    Part I

Item 1.   Business................................................          2
Item 2.   Properties..............................................         18
Item 3.   Legal Proceedings.......................................         19
Item 4.   Submission of Matters to a Vote of Security Holders.....         20


                                    Part II

Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters....................................         21
Item 6.   Selected Financial Data.................................         22
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................         23
Item 8.   Financial Statements and Supplementary Data.............         34
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................         59


                                   Part III

Item 10.  Directors and Executive Officers of the Registrant......         59
Item 11.  Executive Compensation..................................         63
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.............................................         69
Item 13.  Certain Relationships and Related Transactions..........         73


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K............................................         74
Signatures........................................................         94

                                    PART I

Item 1.   Business.

Overview.

     Central Vermont Public Service Corporation (the "Company"), incorporated under the laws of Vermont on August 20, 1929, is engaged in the purchase, production, transmission, distribution and sale of electricity. The Company has various wholly and partially owned subsidiaries. These subsidiaries are described below.

     The Company is the largest electric utility in Vermont and serves 135,166 customers in nearly three-quarters of the towns, villages and cities in Vermont. This represents about 50% of the Vermont population. In addition, the Company supplies electricity to one municipal, one rural cooperative, and one private utility.

     The Company's sales are derived from a diversified customer mix. The Company's sales to residential, commercial and industrial customers accounted for 56% of total MWH sales for the year 1995. Sales to the five largest retail customers receiving electric service from the Company during the same period constituted about 4.4% of the Company's total electric revenues for the year. The Company's requirements resale sales accounted for approximately 4%, entitlement sales accounted for 24% and other resale sales which include contract sales, opportunity sales and sales to NEPOOL accounted for approximately 16% of total MWH sales for the year 1995.

     Connecticut Valley Electric Company Inc. (Connecticut Valley), a wholly owned subsidiary of the Company, incorporated under the laws of New Hampshire on December 9, 1948, distributes and sells electricity in parts of New Hampshire bordering the Connecticut River. It serves 10,126 customers in 13 communities in New Hampshire. About 2% of the New Hampshire population resides in its service area. Connecticut Valley's sales are also derived from a diversified customer mix. Connecticut Valley's sales to residential, commercial and industrial customers accounted for 99.5% of total MWH sales for the year 1995. Sales to its five largest retail customers during the same period equaled about 16% of Connecticut Valley's total electric revenues for the year.

     The Company also owns 56.8% of the common stock and 46.6% of the preferred stock of Vermont Electric Power Company, Inc. (VELCO). VELCO owns the high voltage transmission system in Vermont. VELCO created a wholly owned subsidiary, Vermont Electric Transmission Company, Inc. (VETCO), to finance, construct and operate the Vermont portion of the 450 KV DC transmission line connecting Quebec with Vermont and New England. In addition, the Company owns 31.3% of the common stock of Vermont Yankee Nuclear Power Corporation (Vermont Yankee), a nuclear generating company. The Company also owns 2% of the outstanding common stock of Maine Yankee Atomic Power Company, 2% of the outstanding common stock of Connecticut Yankee Atomic Power Company and 3.5% of the outstanding common stock of Yankee Atomic Electric Company.

     The Company has two wholly owned subsidiaries that were created for the purpose of financing and constructing two hydroelectric facilities in Vermont:
Central Vermont Public Service Corporation - Bradford Hydroelectric, Inc. (Bradford), which became operational December 20, 1982, and Central Vermont Public Service Corporation - East Barnet Hydroelectric, Inc. (East Barnet), which became operational September 1, 1984. These hydro electric facilities have been leased and operated by the Company since their respective in-service dates. Bradford was dissolved effective January 16, 1996.

     The Company also has the following wholly owned non-utility subsidiaries:
C.V. Realty Inc., a real estate company, Catamount Energy Corporation whose primary purpose is to invest in non-regulated, energy-supply projects, and SmartEnergy Services, Inc. whose purpose is to profitably provide reliable energy efficient products and services, including the rental of electric water heaters.

     Catamount Energy Corporation currently has six wholly owned subsidiaries:
(See "DIVERSIFICATION"); Catamount Rumford Corporation, Equinox Vermont Corporation, Appomattox Vermont Corporation, Catamount Williams Lake L.P., Catamount Rupert Corporation and Catamount Glenns Ferry Corporation. For additional information of the Company's diversification activities, see Item 8 herein.

                      REGULATION AND COMPETITION

State Commissions.

     The Company is subject to the regulatory authority of the Vermont Public Service Board (PSB) with respect to rates, and the Company and VELCO are subject to PSB jurisdiction respecting securities issues, construction of major generation and transmission facilities and various other matters. The Company is subject to the regulatory authority of the New Hampshire Public Utilities Commission as to matters pertaining to construction and transfers of utility property in New Hampshire. Additionally, the Public Utilities Commission of Maine and the Connecticut Department of Public Utility Control exercise limited jurisdiction over the Company based on its joint-ownership interest as a tenant-in-common of Wyman #4, a 619 MW generating plant and Millstone #3, an 1149 MW nuclear generating facility, respectively.

     Connecticut Valley is subject to the regulatory authority of the New Hampshire Public Utilities Commission (NHPUC) with respect to rates, securities issues and various other matters.

Federal Power Act.

     Certain phases of the businesses of the Company and VELCO, including certain rates, are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) as follows: the Company as a licensee of hydroelectric developments under Part I, and the Company and VELCO as interstate public utilities under Parts II and III of the Federal Power Act, as amended and supplemented by the National Energy Act.

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

Environmental Matters.

     In recent years, public concern for the physical environment has resulted in increased governmental regulation of environmental matters. The Company is subject to these regulations in the licensing and operation of the generation, transmission, and distribution facilities in which it has interest, as well as the licensing and operation of the facilities in which it is a co-licensee. These environmental regulations are administered by local, state and Federal regulatory authorities and concern the impact of the Company's generation, transmission, distribution, transportation and waste handling facilities on air, water, land and aesthetic qualities.

     The Company cannot presently forecast the costs or other effects which environmental regulation may ultimately have upon its existing and proposed facilities and operations. The Company believes that any such costs related to its utility operations would be recoverable through the rate-making process. For additional information see Item 7 herein and refer to Item 8 herein for disclosures relating to environmental contingencies, hazardous substance releases and the control measures related thereto.

Nuclear Matters.

     The nuclear generating facilities of Vermont Yankee and the other nuclear facilities in which the Company has an interest are subject to extensive regulations by the Nuclear Regulatory Commission (NRC). The NRC is empowered to regulate the siting, construction and operation of nuclear reactors with respect to public health, safety, environmental and antitrust matters. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of units for which operating licenses have already been issued, or impose new conditions on such licenses, and may require that the operation of a unit cease or that the level of operation of a unit be temporarily or permanently reduced. Refer to Item 8 herein for disclosures relating to the shut down of the Yankee Atomic Nuclear Power plant.

Competition.

    Competition now takes several forms. At the wholesale level, other electric power providers compete as suppliers to resale customers. Another competitive threat is the potential for customers to form municipally owned utilities in the Company's service territory. At the retail level, customers have long had energy options such as propane, natural gas or oil for heating, cooling and water heating, and self-generation for larger customers. Changes anticipated as a result of the National Energy Policy Act of 1992 and potential future change in state regulatory policy may result in retail customers being able to purchase electric power generated by competing suppliers for delivery over the Company's transmission and distribution facilities.

     Pursuant to Vermont statutes (30 V.S.A. Section 249), the PSB has established as the service area for the Company the area it now serves. Under 30 V.S.A. Section 251(b) no other company is legally entitled to serve any retail customers in the Company's established service area except as follows:

     An amendment to 30 V.S.A. Section 212(a) enacted May 28, 1987 authorizes the Vermont Department of Public Service (Department) to purchase and distribute power at retail to all customers of electricity in Vermont, subject to certain preconditions specified in new sections 212(b) and 212(c). Section 212(b) provides that a review board consisting of the Governor and certain other designated legislative officers review and approve any retail proposal by the Department if they are satisfied that the benefits outweigh any potential risk to the State. However, the Department may proceed to file the retail proposal with the PSB either upon approval by the review board or the failure of the board to act within sixty (60) days of the submission. Section 212(c) provides that the Department shall not enter into any retail sales arrangement before the PSB determines and approves certain findings. Those findings are
(1) the need for the sale, (2) the rates are just and reasonable, (3) the sale will result in economic benefit, (4) the sale will not adversely affect system stability and reliability and (5) the sale will be in the best interest of ratepayers.

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

     In addition, in late 1994 the Select Board of the Town of Bennington considered whether to publicly warn a vote to acquire the Company's facilities located in Bennington pursuant to Chapter 79 of Title 30. By vote of the Selectors taken on January 9, 1995, the Town decided not to pursue the vote at this time.

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

     In Docket DE 94-163, Order No. 21,683 (reh'g denied, Order No. 21,776), the New Hampshire Public Utilities Commission (NHPUC) ruled that Public Service Company of New Hampshire's (PSNH) rights to its franchise territory are not exclusive as a matter of law. Connecticut Valley was an intervenor in that docket. PSNH appealed the NHPUC's decision to the State of New Hampshire Supreme Court, and Connecticut Valley has filed a brief with the Court in favor of PSNH's position. This matter is still pending.

     In Docket DR 95-250, the NHPUC seeks to implement a Retail Competition Pilot Program (Pilot), through which three percent of each New Hampshire electric utility's load will be available for competitive electric service from alternative suppliers, for a period of up to two years. Connecticut Valley has engaged in a collaborative process with interested parties, including NHPUC Staff, and has proposed a recommendation for implementation of the Pilot in its service territory.

     For a discussion relating to utility restructuring in Vermont, see Item 7 herein.

     For a discussion relating to the Company's wholesale electric business see Wholesale Rates below.

                              RATE DEVELOPMENTS

Vermont Retail Rates.

     In response to a March 1993 PSB inquiry into the appropriateness of a general review of the Company's retail rates, in April 1993 the DPS and the Company entered into a Stipulation that was approved by the PSB in September 1993. In the Stipulation the Company agreed (1) to a decrease in its allowed rate of return on common equity from 12.5% to 12.0% for 1993, (2) to accelerate the recovery of $1.5 million of Conservation and Load Management (C&LM) costs deferred in 1993, (3) to not seek recovery of further C&LM costs deferred in 1993 equal to amounts in excess of the 12.0% rate of return on common equity for 1993, and (4) to not file a general rate increase that would become effective before August 1, 1994. The PSB in its September 1993 order also announced the opening of an investigation on November 16, 1993, the earliest date the Company could file for a rate increase under the Stipulation, into the Company's cost of service and resulting rates.

     In response to that investigation, on January 18, 1994 the Company filed a revenue requirement supporting a $16.1 million or 8.0% increase in retail rates for the year beginning November 1, 1993. The Company noted in its filing that current rate levels are justified and that the Company does not request any rate increase to be effective for that period. The Company also noted in its filing that rate relief would be needed in late 1994.

     On February 15, 1994, the Company filed for a rate increase of $17.9 million or 8.9% to become effective November 1, 1994. By PSB order dated October 31, 1994 and revised PSB order dated December 14, 1994, the PSB ordered
(1) no changes in rates pursuant to its investigation and (2) a $10.192 million or 5.07% rate increase effective November 1, 1994 pursuant to the Company's rate increase request. The 10.75% rate of return on common equity allowed by the PSB was reduced by a 0.75% concurrent penalty based on the PSB's conclusions that there had been "mismanagement of power supply options" and because of "the Company's failed efforts to acquire all cost-effective energy efficiency resources."

     On October 17, 1995, the Company filed for a rate increase of $31.0 million or 14.6%. The PSB suspended the filing and approved a schedule for the rate increase to become effective July 1, 1996. The rate increase is primarily caused by increases in the cost of power and transmission, the most significant portion of which the cost of power purchased from Hydro-Quebec. See Power Resources below for additional discussion. The rate increase also seeks in two ways to restore the Company's return on common equity for its Vermont utility business. First, the Company proposes an 11.0% return on common equity. Second, the Company seeks to remove the 0.75% concurrent ROE penalties described above. Five individuals or entities intervened in the proceeding. The requests of four of them, including Killington, Ltd. (Killington) were ultimately granted by the PSB. On February 13, 1996, the Company reached an agreement with the Department regarding this rate increase request. Under terms of the agreement, the Company would increase rates by 5.5% effective
June 1, 1996 and by 2% effective January 1, 1997. Except for extravating circumstances, the Company would not be able to increase rates prior to January 1, 1998 under the agreement. However, the Company believes that the rate increase settlement reached with the Department, if approved by the PSB, will be adequate through 1997. The agreement effectively caps the Company's allowed return on common equity in its Vermont retail business for 1996 and 1997 at 11%, by requiring the Company to reduce deferred CL&M costs to the extent its Vermont retail return on common equity would otherwise exceed 11%. In addition, the agreement would remove the penalties imposed in a PSB rate order dated October 31, 1994 discussed above. The agreement is subject to PSB approval.

     Killington, a wholly owned subsidiary of S-K-I, Ltd. (S-K-I), is a publicly held company. Killington owns and operates the Killington Ski Area and is one of the Company's largest customers (about 1% of retail MWH sales in 1995). Preston Leete Smith, a director of the Company since 1977, is S-K-I's chief executive officer and chairman of its executive committee. He is also chairman of the board of directors of Killington. Mr. Smith has informed the Company that because he recuses himself from all matters concerning Killington's relationship with the Company, he learned of Killington's request to intervene after the fact and as a matter of policy continues to recuse himself from all discussions related to the intervention, as well as other matters related to Killington's relationship with the Company. Similarly, as a matter of policy, Mr. Smith would recuse himself from consideration of any matters by the Company involving Killington or S-K-I.

     The Company does not believe that Killington's intervention is of itself an action that is adverse to the Company's interests, and the Company does not know at this time whether Killington's intervention will result in its taking any action or legal positions adverse to the Company and if so whether such action or legal positions would be considered material to the Company.

     As required by the PSB, the Company filed in May 1995 a comprehensive retail rate redesign which would be revenue neutral overall. The redesign would narrow the seasonal rate differential by reducing the higher winter charges and increasing the lower summer charges and would maintain the emphasis on more revenue collection via fixed-type charges (KW and service charges) instead of the more fluctuating KWH components of rates. The Company would also offer new service options under the redesign. Negotiations between the Company and the Department are ongoing and technical hearings before the PSB have been scheduled for mid-1996.

     The Company recognizes adequate and timely rate relief is necessary, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through automatic rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted.

New Hampshire Retail Rates.

     Connecticut Valley's retail rate tariffs, approved by the NHPUC, contain a fuel adjustment clause (FAC) and a purchased power cost adjustment clause
(PPCA). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available. On the basis of estimates of costs for 1995 and reconciliations from 1994, the combined PPCA and FAC resulted in a decrease in revenues of approximately $489,000 or 2.7% for 1995. On the basis of estimates of costs for 1996 and reconciliations from 1995, the combined PPCA and FAC will result in an increase in revenues of approximately $1.2 million for 1996. The NHPUC order allowing the increase in 1996 revenues also ordered Connecticut Valley to file testimony and supporting material concerning the Hydro-Quebec/Vermont Joint Owners contract. The order also stated that the NHPUC would file a letter with the FERC requesting that the FERC issue a decision on the Wheelabrator complaint (see below) if one is pending or in the alternative inform the NHPUC as to when to expect a decision.

     Connecticut Valley's retail rate tariffs, approved by the NHPUC, also provide for a Conservation and Load Management Percentage Adjustment (C&LMPA) for residential and commercial/industrial customers in order to collect forecast C&LM costs. The forecast costs are updated effective January 1 of each year and are reconciled when actual data are available. In addition, Connecticut Valley's earnings reflect the recovery of lost revenues related to fixed costs which Connecticut Valley fails to otherwise recover as a result of C&LM activities. However, the Company is not made whole because a portion of the fixed costs of the wholesale transaction between the Company and Connecticut Valley is not recovered when C&LM activities occur in Connecticut Valley. The C&LMPA further provides for the future recovery of shareholder incentives related to past C&LM activities.

     In November 1995 Connecticut Valley filed its annual update of the 1996 C&LMPA rates. The Company requested approval of a decrease in program spending and hence a decrease in revenues of $383,000 or 2.1%. Settlement negotiations resulted in a decrease in revenues of $519,000 or 2.8% effective March 4, 1996 which the NHPUC approved.

     Connecticut Valley also purchases power from several small power producers who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In 1995, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 40,323 MWH, of which 37,822 MWH were purchased from a New Hampshire/Vermont solid waste plant owned by Wheelabrator Claremont Company, L.P., (Wheelabrator). Connecticut Valley has filed a complaint with the FERC stating its concern that Wheelabrator has not been a qualifying facility since the plant began operation. Potential outcomes of this complaint could result in a refund, with interest, of past purchased power costs as well as lower future costs. Any refunds and lower future costs are likely to be reflected in the FAC. Pursuant to a Company request, the NHPUC issued an accounting order allowing deferral of litigation costs related to this FERC complaint, with recovery to be determined when the outcome of the FERC complaint is known and petitioned for implementation.

Wholesale Rates.

     The Company sells firm power to Connecticut Valley under a wholesale rate schedule based on forecast data for each calendar year which is reconciled to actual data annually. The rate schedule provides for an automatic update of annual rates, as well as a subsequent reconciliation to actual data. The Company filed and the FERC approved (1) a revenue increase of $466,000 or 4.7% for 1995 power costs, (2) a reconciliation of 1994 revenues to actual costs which resulted in a refund of $85,482, including interest, and (3) a revenue decrease of $78,000 or 0.7% for 1996 power costs.

     As ordered by the NHPUC in Connecticut Valley's 1994 C&LMPA docket, the Company entered into negotiations with the NHPUC Staff to redesign the RS-2 wholesale rate under which Connecticut Valley purchases power from the Company. The redesign features marginal cost based energy and capacity charges for all energy and capacity purchases above or below a base level. Such negotiations concluded at the end of 1994. A summary report was filed with the NHPUC on February 13, 1995. The NHPUC issued an order approving the summary report in June 1995. The Company is preparing the filing with the FERC. Connecticut Valley's costs of wholesale power will be lower than they otherwise would be only if Connecticut Valley's growth rate exceeds that of the Company's Vermont retail operations.

     One of the Company's requirements wholesale customers, New Hampshire Electric Cooperative, Inc. (NHEC), with an average monthly peak of 2.8 MW gave the Company notice of termination of service under FERC Electric Tariff, First Revised Volume No. 1, effective in March 1995. The Company negotiated a interim temporary power sale to NHEC commencing with the termination date and a long-term power sale effective May 1, 1995.

     On March 1, 1995, the Company filed a comprehensive, open access transmission tariff (Tariff) with the FERC. The Tariff is designed to provide firm and non-firm network transmission service, as well as firm point-to-point service over the transmission systems of the Company and Connecticut Valley. In addition, the Tariff would permit customers to make use of the Company's contract rights to the transmission facilities of the Vermont Electric Power Company, Inc. and New England Power Company. The Tariff would provide transmission service that is comparable to that provided to native load customers. Charges for such service would be based upon the Company's cost of service for transmission.

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

     Nine parties intervened in the Company's Tariff filing. On April 28, 1995, the FERC issued a deficiency letter asking for more information in a number of areas. The Company filed a timely response to the deficiency letter on June 14, 1995. Three parties filed protests in response to the Company filing, and one additional party filed a request for late intervention. The FERC accepted the Tariff for filing on August 14, 1995, suspended it and set it for hearing. The order allowed the Tariff to become effective August 15, 1995, subject to refund and subject to the outcome of the Open Access NOPR proceeding. The NHEC began taking transmission service under the Tariff as of its effective date.

     The Company entered into negotiations with FERC Staff and intervenors and reached a settlement in principle in January 1996 on all rate issues contained in the Tariff filing but one which was settled in March 1996. The settlement provided for resolution of several rate issues based on the outcome of the NOPR or other cases before the FERC. The non-rate issues will be decided based on the outcome of the NOPR. However, further discussions within Vermont and New England continue on at least some of the non-rate issues.

                            POWER RESOURCES

Overview.

     The Company's and Connecticut Valley's energy production, which includes generated and purchased power, required to serve their retail and firm wholesale customers was 2,425,967 MWH for the year ended December 31, 1995. The maximum one-hour integrated demand during that period was 407.7 MW, which occurred on January 11, 1995. The Company's and Connecticut Valley's total production in 1995, including production related to all resale customers, was 3,951,973 MWH.

     The following tabulation shows the sources of such energy and capacity available to the Company and Connecticut Valley for the year ended December 31, 1994 and at the time of the Company's own peak. For additional information related to purchased power costs, refer to Item 7 herein.

                                                   Year Ended December 31, 1995
                                          ___________________________________________________
                                          Effective                            Generated and
                                          Capability                           Purchased at
                                           12 Month         Generated          Time of the
                                           Average        and Purchased       Company's Peak
                                          __________    _________________     _______________
                                             MW            MWH        %          MW       %
          WHOLLY-OWNED PLANTS:
            Hydro.......................    42.5          170,775    4.3        10.9     2.7
            Diesel and Gas Turbine.....     28.5            1,925     -           -       -
          JOINTLY OWNED PLANTS:
            Millstone #3................    19.7          138,644    3.5         7.4     1.8
            Wyman #4....................    11.0            9,992    0.2        15.6     3.8
            McNeil......................    10.5           27,191    0.7         9.9     2.4
          EQUITY OWNERSHIP IN PLANTS:
           (Purchased)
            Vermont Yankee..............   157.6        1,176,271   29.8       106.3    26.1
            Maine Yankee................    15.7            3,542    0.1          -       -
            Connecticut Yankee..........    11.5           73,242    1.9        11.0     2.7
          MAJOR LONG-TERM PURCHASES:
            Hydro-Quebec................   178.9          637,151   16.1        69.4    17.0
            Merrimack #2................    47.0          304,634    7.7        24.0     5.9
          OTHER PURCHASES:
            System and other purchases..    79.9          723,088   18.3        50.9    12.5
            Small Power Producers.......    34.0          190,105    4.8        16.2     4.0
            Unit Purchases..............    55.3          129,795    3.3        43.5    10.7
            Entitlement Purchases.......     0.4           14,179    0.4          -       -
            Pumped Storage Hydro........     4.2            4,455    0.1         3.1     0.7
          NEPEX.........................      -           346,984    8.8        39.5     9.7
                                           -----        ---------  -----       -----   -----
               TOTAL....................   696.7        3,951,973  100.0       407.7   100.0
                                           =====        =========  =====       =====   =====

Wholly Owned Plants.

     The Company owns and operates 20 hydroelectric generating facilities in Vermont which have an aggregate nameplate capability of 41.2 MW and two gas-fired and one diesel generating facilities on a peaking or standby basis having a combined nameplate capability of 28.9 MW.

Jointly Owned Plants.

     The Company has a joint-ownership interest in the following generating and transmission plants:

                                                                    Net
                                  Fuel                  MW       Generation    Load    Net Plant
Name                Location      Type    Ownership  Entitlement    MWH       Factor   Investment
Millstone #3        Waterford,    Nuclear    1.73%      20         138,644      79%   $57,712,022
                     Connecticut

Wyman #4            Yarmouth,     Oil        1.78%      11           9,992      10%   $ 1,651,408
                     Maine

Joseph C. McNeil    Burlington,   Various   20.00%      10.6        27,191      29%   $ 9,218,955
                     Vermont

Highgate Trans-     Highgate Springs,       46.08%      N/A           N/A       N/A   $ 9,030,890
 mission Facility    Vermont

     The Company receives its share of the output and capacity of Millstone #3, an 1149 MW nuclear generating facility; and Wyman #4 and Joseph C. McNeil, a 619 MW and a 53 MW respectively, generating plants and is responsible for its share of the operating expenses of each.

     The Highgate Convertor, a 200 MW facility is directly connected to the Hydro-Quebec System to the north of the Convertor and to the VELCO System for delivery of power to Vermont Utilities. This facility can deliver power either direction, but normally delivers power from Hydro-Quebec to Vermont.

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

     Vermont Yankee's net capability is 514 MW of which 156.7 MW (See Note 1) is the Company's net entitlement. Vermont Yankee's plant performance for the past five years is shown below:

                                  Availability                     Capacity
                                     Factor                         Factor
                                  (See Note 2)                   (See Note 3)

1991.........................         93.6                           91.2
1992.........................         87.5                           82.7
1993.........................         78.3                           74.9
1994.........................         98.2                           95.8
1995.........................         86.3                           84.8


     Vermont Yankee was down for scheduled refueling outages in 1993 and 1995, as well as unscheduled outages in 1993.

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

(3) "Capacity Factor" means the total net electrical generation divided by the product of the maximum design electrical rating capacity of 514 through April 30, 1995 and 522 effective May 1, 1995, multiplied by the total hours in the period.

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
                                 Date of   Estimated     CVPS's      Funded
                                  Study    Obligation  Obligation  Obligation
Nuclear generating companies:
  Vermont Yankee                  1993       $312.7      $109.4      $47.1
  Maine Yankee                    1993       $316.6        $6.3       $2.8
  Connecticut Yankee              1992       $309.0        $6.2       $3.6
  Yankee Atomic                   1994       $370.0       $13.0       $3.9
  Millstone #3                    1992       $477.9        $8.3       $1.4


     Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives. See Item 8 for additional disclosure.

     The Company owns interests in two of the five nuclear plants operated by Northeast Utilities (NU): 1) a 2% equity interest in the Connecticut Yankee Atomic Power Company (Haddam Neck Plant), and 2) a 1.7303% joint-ownership interest in the Millstone Unit #3 of the Millstone Nuclear Power Station.

     In March 1996, the NRC ordered NU to submit a plan within 30 days verifying operational compliance with licensing documentation at Millstone Unit #3 and the Haddam Neck Plant, or risk having the plants shut down. This order follows noncompliances discovered at two of Northeast Utilities' other nuclear units. The Company is unable to determine at this time what the results of the NRC order will be on the operations of the Millstone Unit #3 and Haddam Neck Plant, or what the impact would be on the Company if the units were to be shut down.



     For information regarding the premature shutdown of Yankee Atomic nuclear power plant, refer to Item 8 herein.

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

Nuclear Fuel.

     Vermont Yankee has approximately $123.8 million of "requirements based" purchase contracts for nuclear fuel needs to meet substantially all of its power production requirements through 2002. Under these contracts, any disruption of operating activity would allow Vermont Yankee to cancel or postpone deliveries until actually needed.

     Vermont Yankee has a contract with the United States Department of Energy
(DOE) for the permanent disposal of spent nuclear fuel. Under the terms of this contract, in exchange for the one-time fee discussed below and a quarterly fee of $.001 per KWH of electricity generated and sold, the DOE agrees to provide disposal services when a facility for spent nuclear fuel and other high-level radioactive waste is available, which is required by contract to be prior to January 31, 1998.

     The DOE contract obligates Vermont Yankee to pay a one-time fee of $39.3 million for disposal costs for all spent fuel discharged through April 7, 1983. Although such amount has been collected in rates from the Sponsors, Vermont Yankee has elected to defer payment of the fee to the DOE as permitted by the DOE contract. The fee must be paid no later than the first delivery of spent nuclear fuel to the DOE. Interest accrues on the unpaid obligation based on the thirteen-week Treasury Bill rate and is compounded quarterly. Through 1995 Vermont Yankee accumulated approximately $65.9 million in an irrevocable trust to be used exclusively for defeasing this obligation ($89.0 million including accrued interest) at some future date provided the DOE complies with the terms of the aforementioned contract.

     The average energy and capacity costs to the Company of energy generated at the Vermont Yankee plant was 3.69, 4.71, 5.34, 3.77 and 4.68 cents per KWH for the years 1991 through 1995, respectively.

     The Company has been advised by the companies operating other nuclear generating stations in which the Company has an interest that they have contracted for certain segments of the nuclear fuel production cycle through various dates. Contracts for the remainder of the fuel cycle will be required but their availability, prices and terms cannot be predicted.

Nuclear Liability and Insurance.

     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Any damages beyond $8.9 billion are indemnified under an agreement with the Nuclear Regulatory Commission, but subject to Congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing each of the 110 reactor units that are currently subject to the Program in the United States, a total of $79.3 million, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is expected to be adjusted at least every five years to reflect inflationary changes. The Company's interests in the nuclear power units are such that it could become liable for an aggregate of approximately $4.1 million of such maximum assessment per incident per year.

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

     The Company will receive varying amounts of capacity and energy from Hydro-Quebec under the Vermont Joint Owners (VJO) contract during the 1996-2016 period. A contract between the state of Vermont and Hydro-Quebec terminated on September 22, 1995. Related contracts were negotiated between the Company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall power requirements and cost of the original contract.

     The maximum net amount of capacity that the Company will purchase during the term of the agreements is 143 MW. The total commitment in the next five years to purchase power under these contracts is approximately $346 million, less approximately $98 million of power sellbacks, yielding a net cost of approximately $248 million. The Company recently reached an agreement with Hydro-Quebec that will lower our 1997 cost of power by approximately
$5.8 million. As part of this agreement, the Company will deliver to NEPOOL under existing firm energy contracts or joint marketing activities 54 MW of Phase II transmission capacity (see Transmission, Phase I and Phase II below) for a five-year period beginning July 1, 1996 through June 30, 2001. In addition, the agreement provides for continuing negotiations with Hydro-Quebec to further reduce future power cost increases.

     In the early phase of the VJO contract, two sellback contracts were negotiated, the first delaying the purchase of about 24 MW of capacity and associated energy, the second reducing the net purchase of Hydro Quebec power. In 1994, the Company negotiated a third sellback arrangement whereby the Company receives an effective discount on up to 70 MW of capacity starting in November 1995 for the 1996 contract year (declining to 30 MW in the 1999 contract year). In exchange for this sellback, Hydro-Quebec has the right to reduce capacity deliveries by up to 50 MW beginning as early as 2004 until 2015, including the use of a like amount of the Company's Phase I/II facility rights and the ability to reduce the amounts of energy delivered during a five-year term beginning in 2000.

     Details of these purchases and sell-back contracts are described in the table that follows (dollars in thousands):

                                        State of VT   Schedule   Schedule   Schedule   Schedule   Schedule  Schedule
                                          Contract       A         C-1         C-2        B         C-3        C-4a
Capacity in MW                                  69         25         31         21         93          -         24
Contract period                            '85-'95    '91-'95    '91-'12    '92-'12    '95-'15    '95-'15    '96-'12


Minimum energy(load factor)                  50.0%      50.0%      75.0%      75.0%      75.0%      75.0%      75.0%

Minimum annual MWH                         220,752     79,844    201,863    138,141    610,077         26    155,801

Actual 1995 energy charges                  $4,209     $2,570     $4,885     $3,343     $3,373         $0        N/A


Estimated 1st full year future
 energy charges                                N/A        N/A     $5,040     $3,449    $15,204     $1,000     $4,140
Estimated average % change from
 1st year future                                                    3.0%       3.0%       3.0%       3.0%       3.0%
                                                                ('96-'12)  ('96-'12)  ('96-'15)  ('96-'15)  ('96-'12)


Actual 1995 annual capacity charge          $3,224     $1,740     $7,252     $5,016     $6,467         $0        N/A

Estimated 1st year future
 capacity charge                               N/A        N/A     $7,374     $5,046    $23,431         $1     $6,071
Estimated average % change from 1st
 year future                                                        0.0%       0.0%       0.0%       0.0%       0.0%
                                                                ('96-'12)  ('96-'12)  ('96-'15)  ('96-'15)  ('96-'12)


Actual 1995 average cost in cents/KWH          3.0        5.5        6.0        6.1        7.1        N/A        N/A

Estimated 1st year future
 average cost in cents/KWH                     N/A        N/A        6.1        6.1        6.3        6.3        6.6
Estimated average % change from 1st
 year future                                                        1.2%       1.2%       1.2%       1.2%       1.2%
                                                                ('96-'12)  ('96-'12)  ('96-'15)  ('96-'15)  ('96-'12)


1995 Sellback in average  MW                   N/A         25         30         20        2.6        N/A        N/A

Actual 1995 sellback revenue                    $0     $4,310     $9,526     $6,553        N/A        N/A        N/A


Expected sellback #1 revenue                                       25 MW
Estimated 1st year future annual                                 $10,101
                                                                   (1996)


Estimated out-years average annual                               $11,060
Estimated average annual % change                                   1.2%
                                                                ('97-'12)


Expected sellback #2 revenue                                      5.7 MW      20 MW
Estimated 1996 annual                                             $1,433     $5,006


Expected sellback #3-net sellback & purchase                                              up to 70 MW
                                                                                 Approx. 90% of capacity costs
Est.1st contract yr. (11/95-10/96) future                                              $16,170  70 MW
Est.2nd contract yr. (11/96-10/97) future                                              $11,400  50 MW
Est.3rd contract yr. (11/96-10/98) future                                               $9,120  40 MW
Est.4th contract yr. (11/98-10/99) future                                               $6,840  30 MW

Merrimack #2 - The Company, through Velco, purchases power from Merrimack #2, a 320 MW capacity coal-fired steam unit located in Bow, New Hampshire, and owned by NU under a thirty-year contract which expires April 30, 1998.

     Beginning in 1995, the Merrimack #2 unit is subject to air emission limits for sulfur dioxide (SO2) and Nitrogen Oxides (NOx) mandated by the Clean Air Act Amendments of 1990 (CAAA). The CAAA establishes SO2 allowances to reduce SO2 emissions. NU expects to have sufficient SO2 allowances to meet CAAA SO2 requirements. If any gains are realized from the sale of excess allowances, the Company will receive its proportionate share from VELCO. Likewise, the Company will pay its share of any allowances purchased.

     NU complied with the Merrimack #2 NOx limits by installing Selective Catalytic Reduction (SCR) equipment in 1995 at a cost of approximately
$19 million increasing operating costs by about $1.6 million annually. The SCR equipment is expected to have a negligible effect on unit fuel efficiency. The Company will share on a pro-rata basis the cost of the SCR equipment based on its share of the VELCO contract. The total cost to the Company of energy generated by the Merrimack #2 unit was 3.03 cents per KWH in 1995.

     Beginning in 1995, under the Clean Air Act Amendment of 1990, the plant is required to purchase allowances if its output of sulfur dioxide (SO2) exceeds about 21,400 tons of which the Company's share is about 3,100 tons. In 1995, Merrimack 2 emitted about 26,000 tons and the Company's share was about 3,800 tons, which required the purchase of allowances for a cost of approximately $600,000. The Company's share was about $87,000.

Other Purchases.

     Cogeneration/Small Power Qualifying Facilities - A number of small producers using hydroelectric, biomass, and refuse-burning generation are currently producing energy that the Company is purchasing. For the year ended December 31, 1995, the Company received 190,105 MWH from these sources for which it paid $19,169,894.

     New England Power Pool - The Company, through VELCO, is a participant in the New England Power Pool (NEPOOL), which is open to all investor-owned, municipal and cooperative utilities in New England under an agreement in effect since 1971. The NEPOOL Agreement provides for joint planning and operation of generating and transmission facilities and also incorporates generating capacity reserve obligations and provisions regarding the use of major transmission lines and payment for such use. Because of its participation in NEPOOL, the Company's operating revenues and costs are affected to some extent by the operations of other participants in that agreement.

     The primary purposes of NEPOOL are to provide energy reliability for the region, centralized economic dispatch and coordination of generation planning and construction by the individual participants. The Company's peak demand for 1995 occurred on January 11, 1995 and equaled 407.7 MW. At the time of this peak, the Company had a reserve margin of 31.0%. NEPOOL's peak for the year occurred on July 27, 1995 and totaled 20,499 MW. NEPOOL had a 26% reserve margin at the time of its 1995 peak.

Power Resources - Future.

     The Company purchases about 90% of the power it needs, including the power it receives as part owner of the various Yankee nuclear plants. In 1995, about 30% of the Company's purchased power came from renewable sources, primarily water and wood. The Company's core business has no plans at this time to build any new generating facilities to supply power, instead it intends to satisfy customers' energy needs through a combination of power purchases and energy-efficiency services. Therefore, the Company uses a process called "integrated resource planning," or IRP, to help determine the resources necessary to meet future power needs. IRP is an evolving, on-going process. An interdisciplinary team representing various functional planning area works together continuously to coordinate and integrate planning. The primary objective of IRP is to provide reliable, least-cost energy resources consistent with the Company's policy to protect the environment. The choice of least-cost resources explicitly seeks a balance between traditional supply resources and energy efficiency investments with the Company's customers. Flexibility and diversity are investment guidelines designed to provide least-cost resources over a broad range of possible futures.

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

                             TRANSMISSION

Vermont Electric Power Company, Inc.

     VELCO engages in the operation of a high-voltage transmission system which interconnects the electric utilities in the State including the areas served by the Company. VELCO is also engaged in the business of purchasing bulk power for resale, at cost, to the Company and the other electric utilities (cooperative, municipal and investor-owned) in Vermont (the "Vermont utilities") and transmitting such power for the Vermont utilities. Refer to
Item 8 herein for a discussion of the 1985 Four Party Agreement between the Company, VELCO and two other major distribution companies in Vermont.

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

     The Company owns 34,083 shares (56.8%) of the Class B common stock of VELCO, the balance being owned by other Vermont utilities. Each share of Class B common stock has one vote. The Company also owns 46,624 shares (46.6%) of the Class C preferred stock of VELCO, the balance being owned by other Vermont utilities. Shares of Class C preferred stock have no voting rights except the limited right to vote VELCO's shares of common stock in Vermont Electric Transmission Company, Inc. (VETCO) if certain dividend requirements are not met.

NEPOOL Arrangements.

     VELCO participates for itself and as agent for the Company and twenty-one other Vermont utilities in NEPOOL. See "Business-New England Power Pool" for additional details.

Capitalization.

     VELCO has authorized 92,000 shares of Class B common stock, $100 par value, of which 60,000 shares were outstanding on December 31, 1995 and 125,000 shares of Class C preferred stock, of which 100,000 shares were outstanding at December 31, 1995. On that date there were authorized and outstanding three issues of First Mortgage Bonds, aggregating $34,558,000, issued under an Indenture of Mortgage dated as of September 1, 1957, as amended, between VELCO and Bankers Trust Company, as Trustee (the "VELCO Indenture"). The issuance of bonds under the VELCO Indenture is unlimited in amount but is subject to certain restrictions.

     New transmission and associated facilities will be required by VELCO in 1996 to transmit power to Vermont utilities. The costs of such facilities are presently estimated at $7,600,000 including allowance for funds used during construction calculated at a rate of approximately 6.75%. For a description of VELCO's properties, see "VELCO" under Item 2.

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

Vermont Electric Transmission Company, Inc.

     In connection with the importing of Canadian power, VELCO has created a wholly owned subsidiary, VETCO, to construct, finance, own and operate the Vermont portion of the transmission line which connects the Hydro-Quebec lines at the Canadian border to the lines of New England Electric Transmission Corporation, a subsidiary of New England Electric System, at the New Hampshire border on the Connecticut River. VETCO entered into a Capital Funds Agreement with VELCO pursuant to which VETCO may request up to $12,500,000 (of which $10,000,000 was contributed as of December 31, 1995) of capital contributions from VELCO and has entered into Transmission Line Support Agreements with 20 New England utilities, including VELCO as representative for 15 Vermont utilities, pursuant to which those utilities have agreed to pay the transmission line costs, whether or not the line is operational. VELCO, as such representative, has entered into a similar agreement with New England Electric Transmission Corporation with respect to the New Hampshire portion of the DC transmission line and the DC/AC converter station. VELCO has entered into a Vermont Participation Agreement and a Capital Funds Support Agreement with 15 Vermont distribution utilities, including the Company, pursuant to which those utilities assume their pro rata share (based upon 1980 sales) of the benefits and obligations of VELCO under the Support Agreements and the VETCO Capital Funds Agreement.

     VETCO has authorized 10 shares of common stock, $100 par value, all of which were outstanding on December 31, 1995 and owned by VELCO, with each share having one vote. During 1986 VETCO paid off its construction financing by issuing $37,000,000 of secured notes, maturing in 2006, and receiving a $9,999,000 equity contribution from VELCO. The notes are secured by a First Mortgage on the major part of VETCO's transmission properties and by the assignment of its rights under the Support Agreements.

Phase I and Phase II.

     The Company participated with other electric utilities in the construction of the Phase I Hydro-Quebec transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the Company's participation in the facilities, the Company is obligated to pay its 4.42% share of Phase I Hydro-Quebec capital costs over a 20 year recovery period through and including 2006. The Company also participated in the construction of Phase II Hydro-Quebec transmission facilities which began operation in November 1990. This service increased the maximum capacity of the Hydro-Quebec 450 KV DC line from 690 MW to 2000 MW and extended Phase I line from Comerford, New Hampshire to Sandy Pond, Massachusetts. The Company uses this transmission path to deliver a portion of the Company's long-term Hydro-Quebec firm power contract. The project cost approximately $487 million. Under a similar support agreement, the Company is obligated to pay its 5.132% share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015. Under the support agreement, the Company is eligible for savings associated with certain energy transactions by NEPOOL, which will offset the Company's support cost obligations.

                     CONSERVATION AND LOAD MANAGEMENT

     The primary purpose of Conservation and Load programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. For additional information regarding C&LM programs see Item 7, "Liquidity and Capital Resources" herein.

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

                                 DIVERSIFICATION

     See Items 7 and 8 herein for information regarding the Company's diversification activities.

     The Company is continually assessing additional diversification opportunities. Any new investments will be financed primarily through a combination of debt and equity.

                              EMPLOYEE INFORMATION

     A Local Union No. 300 affiliated with the International Brotherhood of Electrical Workers represents operating and maintenance employees of the Company and its wholly owned subsidiaries. At December 31, 1995 the Company and its wholly owned subsidiaries employed 670 persons, of which 234 are represented by the union. On December 31, 1992, the Company and its employees represented by the union agreed to a three-year contract, which provided for an annual wage increase of 3.95% for a three year period ending December 31, 1995. This contract expired on December 31, 1995, but it was extended until January 26, 1996, when a new three-year contract was agreed to by the Company and its employees represented by the Union. The new contract expires on December 31, 1998 and provides for general wage increases of 2.0%, 2.1% and 2.5% effective January 14, 1996, December 29, 1996 and December 28, 1997, respectively. Under the terms of the new agreement, effective in April 1996, Company's employees represented by the union will contribute weekly premiums for medical coverage of two, three and four dollars for the years 1996, 1997 and 1998, respectively.

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

Item 2.   Properties.

     The Company. The Company's properties are operated as a single system which is interconnected by transmission lines of VELCO, New England Power Company and PSNH. The Company owns and operates 21 small generating stations with a total current nameplate capability of 66,370 KW, has a 1.78% joint-ownership interest in an oil generating plant in Maine, has a 20% joint-ownership interest in a wood, gas and oil-fired generating plant in Vermont, has a 1.73% joint-ownership interest in a nuclear generating plant in Connecticut, has a 46.08% joint-ownership interest in a transmission interconnection with Hydro-Quebec in Vermont and leases and operates two hydro generating stations from wholly owned subsidiaries, Bradford and East Barnet, 1,500 KW and 2,200 KW, respectively. However, Bradford was dissolved effective January 16, 1996.

     The electric transmission and distribution systems of the Company include about 614 miles of overhead transmission lines, about 7,228 miles of overhead distribution lines and about 223 miles of underground distribution lines which are located in Vermont except for about 23 miles of transmission lines which are located in New Hampshire and about two miles of transmission lines which are located in New York.

     Connecticut Valley. Connecticut Valley's electric properties consist of two principal systems in New Hampshire which are not interconnected with each other but each of which is connected directly with facilities of the Company.

     The electric systems of Connecticut Valley include about two miles of transmission lines and about 426 miles of overhead distribution lines and about 11 miles of underground distribution lines.

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

Item 3.   Legal Proceedings.

     On March 20, 1992, Sunnyside Cogeneration Associates filed suit in the United States District Court for the District of Vermont against the Company, CV Energy Resources, Inc. (CVER) and a subsidiary of CVER alleging damages in excess of five million dollars resulting from the parties' inability to come to agreement on the terms of CVER's proposed investment in the plaintiff's waste coal cogeneration facility under construction in Sunnyside, Utah. The Company filed an answer denying the allegations and both sides have filed motions for summary judgment which were denied. The plaintiff has also submitted its Requests for Finding of Fact, in which it claims damages of approximately
$8.7 million.  The case is expected to be tried later this spring or summer.

     On December 30, 1994, a lawsuit was filed in the United States District Court for the District of Vermont, Civil Action No. 2:94-CV386, by Bradford E. White, Michel J. Messier and John A. Wasik, against the Company, its present directors and certain former directors. This lawsuit (the "Shareholder Suit"), which purports to be on behalf of a class of consumers as well as on behalf of the Company s stockholders in enforcing the rights of the Company, alleges, among other things, (i) that F. Ray Keyser, Jr., Chairman of the Company's Board of Directors, violated Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diversification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and (iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders.
The Shareholder Suit seeks an unspecified amount of damages (including treble damages against Mr. Keyser), attorney's fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself deny the allegations against them and intend to vigorously defend the Shareholder Suit. The Company and its directors have filed a Motion to Dismiss which is currently pending before the Court. Information regarding the Company's advancement of expenses incurred by the Company's directors in connection with the Shareholder Suit is set forth in Item 13 below under the captions "Report of Indemnification and Advancement of Expenses" and "Compensation Committee Interlocks and Insider Participation".

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

     At the Company's 1994 Annual Meeting, shareholders approved two amendments to the Company's Articles of Incorporation subject to obtaining the necessary regulatory approval. One of the amendments was a so-called Fair Price provision. The other amendment served to limit The Board of Directors' liability in certain circumstances. Because, under Vermont law, the Company cannot amend its Articles of Incorporation without the Public Service Board's
(PSB) permission, the Company filed a petition seeking the necessary regulatory approval. The Department of Public Service vigorously opposed both amendments, significantly decreasing the likelihood of obtaining PSB approval. The case was further complicated by the participation of Mr. Bradford White, a plaintiff in the lawsuit discussed in the afore mentioned paragraph. In light of the limited prospect of obtaining regulatory approval, as well as the ongoing costs associated with the proceeding, the Company decided to withdraw the petition with prejudice. Accordingly, on October 17, 1995, the Company filed a notice of withdrawal, which the PSB granted.

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to security holders during the fourth quarter of 1995.

                                PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters.
     (a)  The Company's common stock is traded on the New York Stock Exchange
(NYSE) under the trading symbol CV.

     The table below shows the high and low sales price of the Company's common stock, as reported on the NYSE composite tape by The Wall Street Journal, for each quarterly period during the last two years as follows:

                                                   Market Price
                                                 High          Low
                1995
     First quarter..............              $ 14 1/4      $ 13 1/4
     Second quarter.............                14 1/4        13 1/4
     Third quarter..............                14 3/8        13 3/8
     Fourth quarter.............                14 3/8        13 1/4

                1994
     First quarter..............              $ 22          $ 18 3/8
     Second quarter.............                19 1/8        14 1/4
     Third quarter..............                15 1/2        12 1/8
     Fourth quarter.............                14 1/2        12 3/8


     (b) As of December 31, 1995, there were 15,718 holders of the Company's common stock, $6 par value.

     (c) Common stock dividends have been declared quarterly. Cash dividends of $.355 per share were paid for all quarters of 1994 and cash dividends of $.20 were paid for all quarters of 1995.

     So long as any Senior Preferred Stock or Second Preferred Stock is outstanding, except as otherwise authorized by vote of two-thirds of each such class, if the Common Stock Equity (as defined) is, or by the declaration of any dividend will be, less than 20% of Total Capitalization (as defined), dividends on Common Stock (including all distributions thereon and acquisitions thereof), other than dividends payable in Common Stock, during the year ending on the date of such dividend declaration, shall be limited to 50% of the Net Income Available for Dividends on Common Stock (as defined) for that year; and if the Common Stock Equity is, or by the declaration of any dividend will be, from 20% to 25% of Total Capitalization, such dividends on Common Stock during the year ending on the date of such dividend declaration shall be limited to 75% of the Net Income Available for Dividends on Common Stock for that year. The defined terms identified above are used herein in the sense as defined in subdivision 8A of the Company's Articles of Association; such definitions are based upon the unconsolidated financial statements of the Company. As of December 31, 1995, the Common Stock Equity of the Company was 56.4% of total capitalization.

     For additional information regarding dividend payment level and dividend restrictions see Item 8 herein.

Item 6.   Selected Financial Data.

                           (Dollars in thousands, except per share amounts)

                                           1995       1994       1993       1992       1991
For the year
Operating revenues                       $288,277   $277,158   $279,389   $275,375   $233,469
Net income*                              $ 19,851   $ 14,800   $ 21,292   $ 21,422   $ 18,576
Earnings available for common stock*     $ 17,823   $ 12,662   $ 18,634   $ 18,764   $ 17,514
Consolidated return on average
 common stock equity*                       10.0%       7.2%      11.0%      11.8%      11.8%
Earnings per share of common stock*         $1.53      $1.08      $1.64      $1.71      $1.65
Cash dividends paid per share of
 common stock                                $.80      $1.42      $1.42      $1.39      $1.39
Book value per share of common stock       $15.51     $14.56     $15.03     $14.21     $14.03
Net cash provided by operating
 activities                              $ 41,711   $ 49,410   $ 36,833   $ 48,904   $ 42,033
Dividends paid                           $ 11,350   $ 18,845   $ 18,112   $ 18,174   $ 15,677
Construction and plant expenditures      $ 21,337   $ 22,621   $ 20,519   $ 20,503   $ 18,950
Deferred conservation and load
 management expenditures                 $  3,899   $  6,159   $  9,874   $  3,539   $  1,946

At end of year
Long-term debt                           $120,142   $120,157   $122,419   $107,879   $130,163
Redeemable preferred stock               $ 20,000   $ 20,000   $ 20,000   $ 20,000   $ 20,000
Total capitalization
  (excluding current portion of debt)    $327,956   $318,995   $331,309   $302,023   $316,897
Total assets                             $490,062   $490,399   $480,150   $451,052   $430,748


* After deducting non-recurring charge-offs (net of taxes) of $1,703 ($.15 per share) and $4,336 ($.37 per share) for
   1995 and 1994, respectively; and reflecting the Appomattox gain (net of taxes) of $905 ($.08 per share) for 1995.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Earnings Overview.

     The Company's 1995 net income was $19.9 million or $1.53 per share of common stock, which equates to a 10.0% return on average common equity. Net income and earnings per share of common stock for 1995 compare to $14.8 million and $1.08 in 1994, and $21.3 million and $1.64 in 1993. The return on average common equity was 7.2% for 1994 and 11.0% for 1993.

     The improved earnings for 1995 result from an $.08 per share gain on the sale by Catamount Energy Corporation (Catamount), a wholly owned non-utility subsidiary of the Company, of approximately half of its limited partnership interest in the Appomattox Cogeneration Limited Partnership; the 5.07% retail rate increase effective November 1, 1994 and increased retail sales.

     In January 1996, the Vermont Public Service Board (PSB) issued an Accounting Order authorizing the Company to accelerate recovery of approximately $2.9 million or $.15 per common share of restructuring costs originally deferred pursuant to a PSB Accounting Order dated March 11, 1994.
As a result of this acceleration, future annual amortization expense, including the Company's current rate increase request discussed below, will be reduced by approximately $.8 million through May 1999.

     The 1994 net income and earnings per share of common stock were reduced by approximately $4.3 million and $.37, respectively, for three non-recurring charges resulting from 1) cost disallowances associated with the PSB Rate Order which reduced after-tax earnings and earnings per share of common stock by approximately $1.8 million and $.16, respectively; 2) the Company's decision to discontinue its proposed new headquarters office building which reduced after-tax earnings and earnings per share of common stock by $1.7 million and $.14, respectively; and 3) writing down SmartEnergy Services, Inc.'s investment in Green Technologies, Inc.'s (Green Technologies) common stock to reflect management's estimate in the decline in value of the investment which reduced after-tax earnings and earnings per share of common stock by $.8 million and $.07, respectively. Earnings per share of common stock and return on common equity for 1993 were $1.64 and 11.0%, respectively.

     Absent the non-recurring charges and the Appomattox gain, net income and earnings per share of common stock would have been as follows (dollars in thousands):

                                        Year Ended December 31
                                     1995        1994        1993

     Net income as reported        $19,851     $14,800     $21,292
     Non-recurring charges,
      net of taxes                   1,703       4,336         -
     Appomattox gain, net of
      taxes                           (905)        -           -
                                   -------     -------     -------
     Net income before
      non-recurring charges
      and Appomattox gain          $20,649     $19,136     $21,292
                                   -------     -------     -------
     Earnings per share of
      common stock before
      non-recurring charges
      and Appomattox gain            $1.60       $1.45       $1.64


     In 1995, the Company earned 10.75% return on average common equity on its Vermont utility business and 7.7% return on non-utility investments. The combined non-utility investments' return on average common equity of 7.7% resulted from a 9.4% return from Catamount and 10.5% loss from SmartEnergy Services, Inc. (SmartEnergy). The loss of SmartEnergy was caused primarily by the write-off of its remaining investment in Green Technologies. See Note 3 to the Consolidated Financial Statements for additional details on the Company's non-utility investments.

     Principally as a result of increasing purchased power costs, the Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996, to offset the increasing cost of providing service as more fully discussed below. On February 13, 1996, the Company reached an agreement with the Vermont Department of Public Service (DPS) regarding this rate increase request. Under terms of the agreement, the Company would increase rates 5.5% June 1, 1996 and 2% January 1, 1997. The agreement effectively caps the Company's allowed return on common equity in its Vermont retail business for 1996 and 1997 at 11%, by requiring the Company to reduce deferred Conservation and Load Management (C&LM) costs to the extent its Vermont retail return on common equity would otherwise exceed 11%. In addition, the agreement would remove the penalties imposed in a PSB rate order dated October 31, 1994 discussed in Note 12 to the Consolidated Financial Statements. The agreement is subject to PSB approval.

Results of Operations.

     The major elements of the Consolidated Statement of Income are discussed below.

Operating revenues and MWH sales A summary of MWH sales and operating revenues for 1995 and 1994 (and the related percentage changes from 1994) is set forth below:

                                                      Percentage                       Percentage
                                       MWH Sales       Increase      Revenues (000's)   Increase
                                    1995       1994   (Decrease)     1995        1994  (Decrease)
Residential                        946,342    954,329     (.8)     $103,365    $ 99,991     3.4
Commercial                         876,735    860,474     1.9        93,950      89,209     5.3
Industrial                         404,487    391,928     3.2        31,565      30,002     5.2
Other retail                         7,361      7,564    (2.7)        1,794       1,744     2.9
                                 ---------  ---------              --------    --------
     Total retail sales          2,234,925  2,214,295     0.9       230,674     220,946     4.4
Resale sales:
  Firm                               4,860     17,469   (72.2)          223         634   (64.8)
  Entitlement                      895,409    834,304     7.3        39,802      37,220     6.9
  Other                            580,048    642,802    (9.8)       13,269      14,201    (6.6)
                                 ---------  ---------              --------    --------
Total resale sales               1,480,317  1,494,575    (1.0)       53,294      52,055     2.4
Other revenues                         -          -                   4,309       4,157     3.7
                                 --------   ---------              --------    --------
     Total                      3,715,242   3,708,870     0.2      $288,277    $277,158     4.0

     Year-to-year fluctuations in total retail MWH sales are primarily affected by customer growth, C&LM programs, as well as relative prices of alternate energy sources, weather patterns and conservation induced by price changes and income elasticity responses of customers. Total retail MWH sales for 1995 increased .9% compared to 1994. Retail MWH sales declined during the first quarter of 1995 due to warm weather and its impact on winter recreational activities. However, retail MWH sales improved throughout the remainder of the year. Retail revenues for 1995 increased $9.7 million or 4.4% due to an $8.0 million increase in price resulting from the 5.07% retail rate increase and $1.8 million associated with the .9% increase in MWH sales.

     In anticipation of a more competitive environment and to better align costs with revenues by rate class, on May 24, 1995, the Company filed with the PSB a request for a retail rate redesign which would be revenue neutral overall. The rate redesign, if subsequently approved by the PSB, would decrease the average rate per kilowatt hour for the commercial and industrial sectors by approximately 4% and would increase the average rate per kilowatt hour for the residential sector by about 5%. If approved by the PSB, the rate redesign will also reduce the gap between peak and off-peak rates. Technical hearings before the PSB for the proposed rate design changes have been scheduled for mid-1996.

     Due to current market conditions, some of the Company's firm resale customers chose not to extend their contracts. As a result, firm resale MWH sales and revenues declined for 1995 and 1994. However, two of those customers are currently purchasing power from the Company based on market rates.

     Entitlement MWH sales and revenues increased 7.3% and 6.9%, respectively, due to the sale of power purchased from Hydro-Quebec to Boston Edison Company. However, this increase was partially offset by decreased MWH sales made in conjunction with a swap arrangement with Commonwealth Electric, which terminated on October 31, 1995, reduced sell-backs to Hydro-Quebec of purchased power and reduced sales to UNITIL due to the scheduled refueling and maintenance shutdown of Vermont Yankee that began on March 17, 1995.

     Other resale sales for 1995 decreased 62,754 MWH and related revenues decreased $.9 million, primarily from lower short-term sales to NEPOOL.

     The Company continues to make every effort to maintain or increase resale sales despite the weak market for capacity and energy in the region.

     The table below analyzes the components of increases or decreases in revenues compared to the prior year (dollars in thousands):

                                                     1995       1994
        Revenue increase (decrease) from:
          Retail MWH sales                         $ 1,765    $   826
          Retail rates                               7,963      2,019
          Changes in firm resale sales                (411)    (2,113)
          Changes in entitlement sales               2,582     (5,197)
          Changes in other resale sales               (932)     8,006
          Changes in other revenues                    152        (70)
          Deferred revenues                            -       (6,075)
                                                   -------    -------
        Net increase (decrease) over prior year    $11,119    $(2,604)
                                                   =======    =======


     The increases in retail rates are due to the 5.07% retail rate increase that became effective with service rendered November 1, 1994.

     The decrease in entitlement sales and revenues for 1994 compared to 1993 is due to reduced sell-back of the Hydro-Quebec power, partially offset by increased sales made in conjunction with a swap arrangement with Commonwealth Electric as well as higher sales to UNITIL.

     The increase in other resale sales for 1994 resulted from increased sales to NEPOOL and other utilities in New England.

     Deferred revenues of $(6.1) million in 1994 relate to the recognition in 1993 of revenues deferred from 1991.

Purchased power The Company purchases approximately 90% of its power needs under several contracts of varying duration. Over 30% of these purchases are from affiliated companies whereby the Company receives its entitlement share of the output. The Company's purchased power portfolio assures that a diversified mix of sources and fuel types are available to meet the Company's long-term load growth while providing short and intermediate term opportunities to purchase or sell capacity and energy to reduce overall power costs. The percentages of the Company's energy sources were as follows:

                                            Year Ended December 31
                                            1995     1994     1993

            Nuclear generating companies     32%      39%      34%
            Canadian imports                 33       20       28
            PSNH--coal                        8        7        8
            Company-owned hydro               4        5        5
            Jointly owned units               4        5        4
            Small power producers             5        5        5
            Other sources                    14       19       16
                                            ---      ---      ---
                                            100%     100%     100%
                                            ===      ===      ===

     The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee (VY), Maine Yankee (MY), Yankee Atomic (YA) and Connecticut Yankee (CY).

     The VY nuclear plant, which provides approximately one-third of the Company's power supply, was unavailable from August 27 through October 24, 1993 and from March 17 through May 2, 1995 due to its scheduled refueling outages. VY also had unscheduled outages from April 7 to April 16, 1993 and December 6 to December 20, 1993.

     The MY plant was shut down for refueling and maintenance from July 30 through October 13, 1993. For details relating to MY's 1995 shutdown and the permanent shutdown of YA, see Note 2 to the Consolidated Financial Statements.

     The CY plant was shut down for a scheduled refueling outage from May 15 through July 21, 1993 and from January 28 through April 18, 1995. There were no scheduled refueling outages and no major unscheduled outages during 1994.

     During scheduled refueling outages, the Company purchases more costly replacement energy from other sources to satisfy energy needs. In accordance with current rate-making treatment, the Company defers and amortizes to expense over their respective fuel cycles the incremental replacement energy and maintenance costs associated with these refueling outages for the Yankee plants and the Millstone #3 jointly owned nuclear generating unit. During 1995, the Company deferred $2.4 million and $6.9 million of replacement energy and capacity costs, respectively, for VY, MY, CY and Millstone #3; and for 1993, deferred $2.4 million and $6.5 million of energy and capacity costs, respectively, for VY, MY, CY and Millstone #3.

     Under various long-term purchase power contracts expiring in 2016, the Company receives varying amounts of capacity and energy from Hydro-Quebec. See
Note 13 to the Consolidated Financial Statements for further details related to the Hydro-Quebec power contracts.

     Under a 30-year contract, which expires in 1998, the Company, through Vermont Electric Power Company, Inc., purchases 46.98 MW of capacity from Merrimack #2, a coal-fired generating plant owned by Northeast Utilities.

     The Company also owns 20 hydroelectric generating units which have a total nameplate capability of 41.2 MW and two gas-fired and one diesel-peaking units with a combined nameplate capability of 28.9 MW. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit; Wyman #4, a 619 MW oil-fired unit; and Millstone #3, an 1149 MW nuclear unit. Millstone #3 was shut down from July 31 through November 7, 1993 and from April 14 to June 6, 1995 for refueling outages. The Company's percentage ownership in these units is 20%, 1.78% and 1.73%, respectively.

     The Company, under long-term contracts, purchases power from a number of small power producers who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, wood, biomass and refuse-burning generation. During 1995, the Company purchased 190,105 MWH of which approximately 135,504 MWH is associated with the Vermont Power Exchange and 37,822 MWH with a New Hampshire/Vermont solid waste plant.

     The Company engages in purchases and sales with other electric utilities and with NEPOOL to take advantage of immediate pricing and other market conditions. These purchases are included in Other sources in the table above.

     The net cost components of purchased power and production fuel costs for the past three years were as follows (dollars in thousands):

                                         1995                  1994                  1993
                                   Units     Amount      Units     Amount     Units     Amount
Purchased and produced:
  Capacity (MW)                        585  $ 85,758         568  $ 83,677        496  $ 86,857
  Energy (MWH)                   3,603,446    63,907   3,544,563    59,485  3,338,298    59,726
                                            --------              --------             --------
     Total purchased power costs             149,665               143,162              146,583
  Production fuel (MWH)            348,528     2,358     381,819     1,932    313,020     1,737
                                            --------              --------             --------
     Total purchased power and
      production fuel costs                  152,023               145,094              148,320
Entitlement and other
 resale sales (MWH)              1,475,457    53,071   1,477,106    51,421   1,195,068   48,862
                                            --------              --------             --------
     Net purchased power and
      production fuel costs                 $ 98,952              $ 93,673             $ 99,458
                                            ========              ========             ========

     Purchased capacity costs increased $2.1 million for 1995 resulting from a 3% or $2.5 million increase in the amount of MW purchased offset by a favorable price variance of approximately $.4 million. The decrease of $3.2 million for 1994 resulted from a favorable price variance of $15.7 million offset by an increase of 14.5% or $12.5 million in the amount of MW purchased. The 1994 variances are primarily due to the absence of refueling outages for Vermont Yankee.

     Energy costs are directly related to the variable prices of oil, nuclear fuel and coal but, more importantly, to the proportion of the Company's purchased energy that comes from each of these fuel sources. In total, energy costs for 1995 increased $4.4 million. Cost per MWH purchased increased 5.7% or $3.4 million and the amount of MWH purchased increased 1.7% or $1.0 million. For 1994, energy costs were about the same as 1993. Cost per MWH purchased decreased 6.2% or $3.9 million offset by an increase of 6.2% or $3.7 million in the amount of MWH purchased.

     The Company is responsible for paying its entitlement percentage of decommissioning costs for VY, CY, MY and YA as well as its joint ownership percentage of decommissioning costs for Millstone #3. See Notes 2 and 13 to the Consolidated Financial Statements. Recently, the staff of the Securities and Exchange Commission has questioned certain current accounting practices of the electric utility industry, including the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the industry-wide accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning costs are changed, it is possible that annual provisions for decommissioning costs could increase, the total estimated costs for decommissioning could be recorded as a liability, and income from external decommissioning trusts could be reported as investment income instead of a reduction to decommissioning expense. The Company does not believe that such changes, if required, would have an adverse effect on results of operations due to its ability to recover decommissioning costs through the regulatory process. See Liquidity and Capital Resources - Competition, for related information.

     Production fuel costs increased $.4 million for 1995. The increase results from an increase in price of approximately $.7 million offset by an 8.8% decrease in the amount of MWH generated primarily by one of the Company's jointly owned units, Millstone #3, due to its scheduled refueling outage. The 1994 increase of $.2 million resulted from a 22.0% or 68,799 MWH increase in the amount of MWH generated mostly by Millstone #3.

     In order to optimize its power mix for baseload, intermediate and peaking power, the Company engages in sales and purchases with other electric utilities, primarily in New England and with NEPOOL. These transactions typically take advantage of immediate pricing and other market conditions. The profits from these transactions are used to reduce purchased power costs.

     As stated earlier, the Company is making every effort to maintain or increase these sales despite the weak resale market for excess capacity and energy in the region.

     The Company's forecast indicates that net purchased power and production fuel costs will be approximately $109.4 million, $119.9 million and $130.5 million for the period 1996 through 1998.

Other operation expenses Other operation expenses were relatively flat for 1995 and increased 13.2% or $4.8 million for 1994 primarily due to the charge-off of approximately $2.9 million in costs related to the proposed new corporate headquarters office building, an increase in pension and benefit costs and regulatory commission expenses.

Depreciation The increases in depreciation expense for 1995 and 1994 are due to property additions and the installation of new computer systems in 1993.

Income taxes Federal and state income taxes fluctuate with the level of pre-tax earnings. These taxes increased for 1995 as a result of higher pre-tax earnings. For 1994, these taxes decreased as a result of lower pre-tax earnings. However, the decrease was offset by the write-off of $1.6 million of SFAS No. 109 deferred tax assets which were expected to be collected from customers through rates. Recovery of these taxes was disallowed by the PSB in its October 31, 1994 Rate Order.

Other income and deductions Equity in earnings of affiliates increased 6.3% for 1995 resulting from higher earnings from the Company's nuclear generating affiliates. For 1994, it decreased 14.3% as compared to 1993. The decrease was attributable to a lower rate of return allowed by the Federal Energy Regulatory Commission (FERC) to some of the Company's nuclear generating affiliates.

     The increase in allowance for equity and borrowed funds used during construction for 1994 is due to increased capital expenditures and higher rates used for capitalization of these funds.

     The increase in other income (expenses), net results primarily from the $1.5 million pre-tax gain on the sale of a partial interest in the Appomattox project in 1995 and the $1.3 million write-down of the Company's investment in Green Technologies during 1994. However, the increase was partially offset by a $.4 million additional write-off of the Company's investment in Green Technologies in 1995 to reflect management's estimate of the permanent decline in the value of the investment. This eliminates SmartEnergy's investment in Green Technologies. On December 29, 1995, Green Technologies filed for bankruptcy under Chapter 7.

     The decrease of approximately $.9 million for 1994 compared to 1993 reflects the $1.3 million write-down in 1994 partially offset by higher income from non-utility subsidiaries as well as higher interest on temporary cash investments due to a combination of higher investment levels and interest rates during 1994.

Interest on long-term debt Interest on long-term debt for 1995 was about the same as 1994. The 1994 increase over 1993 results from the issuance of $43 million of First Mortgage Bonds in December 1993.

Other interest expense Due to increased short-term debt levels and higher interest rates, other interest expense increased for 1995 compared to 1994. The 1994 increase of approximately $.4 million was due to the 1993 FERC settlement related to certain wholesale customers.

Cash Dividends Declared

Preferred

     In January 1994, the Company redeemed 280,000 shares of preferred stock 9% dividend series at a premium of $.25 per share. This redemption resulted in a decrease in preferred dividends declared for 1995 and 1994.

Common

     The decrease in common dividends declared for 1995 results from an advanced quarterly common dividend declaration in December 1994 payable February 15, 1995. As a result, the accompanying Consolidated Financial Statements reflect three quarterly dividend declarations in 1995 and five in 1994. The December 1994 declaration reflected the 44% reduction in dividends paid per share.

Liquidity and Capital Resources

Competition As described in Note 1 to the Consolidated Financial Statements, management believes that the Company meets the requirement of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", but continues to evaluate significant changes in the regulatory and competitive environment to ensure and assess the Company's overall consistency with the criteria of SFAS No. 71. In the future, if the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material. Although these conditions do not currently exist, the Company anticipates future competition will place pressure on both unit sales and the price the Company can charge. As a result, increased competitive pressure in the electric utility industry may restrict the Company's ability to establish prices to recover embedded costs and may lead to a significant change in the manner rates are set by regulators from cost-based regulation to a different form of regulation that approximates market conditions. Singly or together these events may give rise to the discontinuance of SFAS No. 71 and, in addition, could diminish the Company's ability to recover its embedded costs of providing service.

Utility Restructuring The electric utility industry is in a period of potential transition that may result in a shift away from cost of service and return on equity rates to one with more market based rates. In many states, including Vermont and New Hampshire, where the Company does business, new mechanisms are being explored to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system.

     In Vermont, the PSB by Order dated October 17, 1995, opened a process requiring all 22 electric utilities in Vermont to file proposed restructuring plans by mid-1996, facilitating open competition for retail consumers. The goal, as set forth in the Order, is to achieve restructuring by December 31, 1997. The Company released its vision statement for a restructured electric industry to interested parties on January 26, 1996.

     The Company's vision statement provides for full recovery of prudently incurred utility investments and obligations that may become stranded as a result of restructuring in the electric industry. Potentially, costs that are currently being recovered in rates could become stranded in the future if the Company were unable to reflect such costs in its rates after restructuring. Sources of potential stranded costs would include any then above market purchased power contracts or generation costs, nuclear decommissioning obligations, unrecovered regulatory assets, as well as other unrecovered investments and commitments made as a provider of electric utility service. Recovery of stranded costs would be sought through a mandatory distribution "wires" charge for access to the distribution system.

     The extent of potential stranded costs, if any, depends upon the timing, nature, and degree of competition that may result from future changes in regulatory policies governing the Company's activities and prices as well as future power costs and market prices of power. As such, it is not currently possible to predict with any reasonable precision the level of costs that could be considered stranded as a result of future electric utility industry restructuring. However, it is possible that stranded cost exposure could exceed the Company's current total common stock equity.

     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC), directed by the New Hampshire legislature, has begun the process of establishing a Pilot Program (Pilot) to determine the implications of retail competition in the electric utility industry. The Pilot is for a three-year period beginning May 1, 1996 and will be open to all electric utilities and to all classes of customers in New Hampshire, although only a small percentage of customers will be selected to participate. Connecticut Valley Electric Company Inc. (Connecticut Valley), the Company's wholly owned New Hampshire subsidiary, will be able to compete as a full or partial service provider to retain its customers and to acquire additional load currently served by other New Hampshire utilities. Connecticut Valley has engaged in a collaborative process with interested parties, including NHPUC staff, and has proposed a recommendation for implementation of the Pilot in its service territory.

Construction The Company's liquidity is primarily affected by the level of cash generated from operations and the funding require-ments of its ongoing construction and C&LM programs. Net cash provided by operating activities generated $41.7 million in 1995, $49.4 million in 1994 and $36.8 million in 1993.

     The Company ended the 1995 year with cash and cash equivalents of $12.0 million, an increase of $4.4 million from the beginning of the year. The increase in cash for 1995 was the result of $41.7 million provided by operating activities, $21.8 million used for investing activities and $15.5 million used for financing activities.

Operating Activities Approximately $39.6 million was provided from net income before non-cash items, primarily depreciation and deferred income taxes. About $5.7 million was provided from other operation activities, including C&LM programs, restructuring costs and net deferral/amortization of nuclear replacement energy and maintenance costs, while $3.6 million was applied to fluctuations in working capital.

Investing Activities Construction and plant expenditures consumed approximately $21.3 million, about $3.9 million was used for C&LM programs, $.3 million was used for non-utility investments and $2.7 million was deposited in a special account in anticipation of a non-utility investment. Proceeds of $6.4 million were generated from the sale of a partial interest in a non-utility investment.

Financing Activities Dividends paid on common stock were $9.3 million, while preferred stock dividends were $2.0 million. Dividends paid on common stock for 1995 reflect the 44% reduction from the 1994 level. Short-term obligations provided $2.0 million while retirement of long-term debt and the repurchase of common stock required $4.3 million and $1.9 million, respectively.

     Excluding allowance for funds used during construction, construction expenditures are estimated at $21.8 million, $21.5 million, $17.7 million, $17.6 million and $19.3 million for the years 1996 through 2000, respectively. These spending levels are consistent with the Company's goal to move toward limiting annual capital expenditures to annual depreciation.

Financing and Capitalization

Utility The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $37.25 million. Short-term borrowings generally are reduced when long-term debt or equity securities are issued. In December 1993, the Company issued $43 million of long-term debt, of which $14.5 million replaced First Mortgage Bonds redeemed in October 1993 and $4.325 million replaced First Mortgage Bonds redeemed in January 1994. The balance was used to reduce short-term debt outstanding. In December 1994, the Company's wholly owned New Hampshire subsidiary, Connecticut Valley, issued a promissory note of $2.5 million under a five-year loan agreement. The proceeds were used to repay its 9 1/2% note of $2.5 million held by the parent company. In the past, the Company has been able to finance its construction and C&LM programs out of net-cash generated by operating activities and it expects to meet future commitments in the same manner.

     On November 8, 1994, the Board of Directors (Board) reduced the quarterly dividend rate from $.355 to $.20. As a result, the annual dividend of $1.42 was reduced 44% to $.80 effective with the first quarter dividend paid in February 1995. Also, the Board authorized the purchase of up to 2 million shares of its outstanding common stock from time to time in open market transactions. Through December 31, 1995, the Company had purchased 195,100 shares at an average price of $13.42 per share. These transactions are recorded as treasury stock, at cost, in the Company's Consolidated Balance Sheet.

     No shares of common stock were purchased by the Company subsequent to December 31, 1995.

     In January 1994, the Company redeemed $7 million of the 9.00% Series Preferred Stock, $25 par value.

     Beginning in August 1994, Dividend Reinvestment and Common Stock Purchase Plan, and Employee Stock Ownership Plan requirements are satisfied by the purchase of shares of common stock on the open market.

     The Company's capital structure ratios (including amounts of long-term debt due within one year) for the past three years were as follows:

                                                      December 31
                                                1995      1994    1993

           Common stock equity                   55%       53%     52%
           Preferred stock                        8         9      10
           Long-term debt                        37        38      38
                                                ---       ---     ---
                                                100%      100%    100%
                                                ===       ===     ===

     On July 21, 1994 and on August 5, 1994, Duff & Phelps, Inc. (Duff & Phelps) and Standard & Poor's Corporation (Standard & Poor's), respectively, lowered their rating on the Company's First Mortgage Bonds and Preferred Stock. Duff & Phelps stated that the downgrade reflected its concerns about the continuing recession in New England, intensifying competition in the utility industry and excess power in the northeastern region, as well as the Company's loss of wholesale revenues. Standard & Poor's stated "the downgrade reflected the Company's weak financial profile, adjusted for off-balance sheet obligations, primarily associated with purchased power, combined with the Company's low average business position, as well as, restrictive Vermont regulation, the state of the Vermont economy, nuclear asset concentration and increasing investments into non-regulated businesses are other factors impacting the Company's business position". Standard & Poor's also revised its ratings outlook on the Company to "stable" from "negative".

     Current credit ratings for the Company's securities as of February 1996 are as follows:

                                   Duff &       Standard
                                   Phelps       & Poor's

          First Mortgage Bonds      BBB+           BBB
          Preferred Stock           BBB-           BBB-


Non-Utility Catamount Energy Corporation, a wholly owned subsidiary of the Company, maintains an Irrevocable Standby Letter of Credit with a bank to borrow up to an aggregate amount of $1.2 million to replace its share of cash in the Appomattox Cogeneration Limited Partnership's Project Debt Service Reserve Fund. This Letter of Credit is for a one-year term with annual extensions available and requires fees of 1.5% of credit available.

     SmartEnergy, also a wholly owned subsidiary of the Company, maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes.

     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

C&LM Programs The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Total C&LM expenditures in 1994 and 1995 were $7.9 million and $4.8 million, respectively, and are expected to be approximately $5.1 million in 1996.

     On April 7, 1995, the Company and the DPS jointly filed a Stipulation resolving issues related to the role of fuel switching as a C&LM resource, promotion of electricity, and C&LM spending levels for 1995 and 1996. This Stipulation resolves the outstanding material issues related to C&LM until the end of 1996. It also establishes a process to remove the return on equity penalty related to "the Company's failed efforts to acquire all cost-effective energy efficiency resources" imposed by the PSB in the Company's last rate case. Although not yet approved by the PSB, the parties are implementing the Stipulation as outlined in its terms. The parties have recommended that the PSB remove the return on equity penalty related to the C&LM programs because the Company has met the conditions outlined in the stipulation.

Diversification Catamount was formed for the purpose of investing in non-regulated energy-related projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in six operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; Williams Lake, British Columbia, Canada; and Glenns Ferry and Rupert, Idaho.

     SmartEnergy was formed for the purpose of profitably providing reliable, energy-efficient products and services, including the rental of electric water heaters.

Rates and Regulation The Company recognizes adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through automatic rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996, to offset the increasing cost of providing service. Approximately $29.0 million or 93.5% of the rate increase request is to recover increased purchased power costs. As part of the rate filing, the Company proposed a special "Lifeline" program for low-income customers which, if approved, would serve to limit some of the impact of the rate case and rate design on residential low-income customers. On February 13, 1996, the Company reached an agreement with the DPS regarding this rate increase request. For detail, see Earnings Overview.

     At the Company's 1994 Annual Meeting, shareholders approved two amendments to the Company's Articles of Incorporation subject to obtaining the necessary regulatory approval. One of the amendments was a so-called Fair Price provision. The other amendment served to limit the Board's liability in certain circumstances. Because under Vermont law the Company cannot amend its Articles of Incorporation without the PSB's permission, the Company filed a petition seeking the necessary regulatory approval. The DPS vigorously opposed both amendments, significantly decreasing the likelihood of obtaining PSB approval. The case was further complicated by the intervention of one of the plaintiffs in the lawsuit discussed in Note 13 to the Consolidated Financial Statements. In light of the limited prospect of obtaining regulatory approval, as well as the ongoing costs associated with the proceeding, the Company decided to withdraw the petition with prejudice. Accordingly, on October 17, 1995, the Company filed a notice of withdrawal, which the PSB granted.

Inflation The annual rate of inflation, as measured by the Consumer Price Index, was 2.5% for 1995 and 2.7% for 1994 and 1993. The Company's revenues, however, are based on rate regulation that generally recognizes only historical costs. Although the rate of inflation has eased in recent years, it continues to have an impact on most aspects of the business.

New Accounting Pronouncements Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and decided not to adopt the accounting option of SFAS No. 123, "Accounting for Stock-Based Compensation". Refer to Note 14 to the Consolidated Financial Statements for additional information regarding these pronouncements.

Item 8.   Financial Statements and Supplementary Data.

Index to Financial Statements and Supplementary Data

                                                                       Page No.

Report of Independent Public Accountants                                  35


Financial Statements:

  Consolidated Statement of Income for each of the
   three years ended December 31, 1995                                    36


  Consolidated Statement of Cash Flows for each of
   the three years ended December 31, 1995                                37


  Consolidated Balance Sheet at December 31, 1995
   and 1994                                                               38


  Consolidated Statement of Capitalization at
   December 31, 1995 and 1994                                             39


  Consolidated Statement of Changes in Common Stock
   Equity for each of the three years ended
   December 31, 1995                                                      40


  Notes to Consolidated Financial Statements                              41

Report of Independent Public Accountants
  To the Board of Directors of
  Central Vermont Public Service Corporation:

     We have audited the accompanying consolidated balance sheet and statement of capitalization of Central Vermont Public Service Corporation and its wholly owned subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Vermont Public Service Corporation and its wholly owned subsidiaries as of December 31, 1995 and 1994 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 5, 1996

CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

                                                                     Year Ended December 31
                                                                 1995        1994       1993
Operating Revenues                                             $288,277    $277,158   $279,389

Operating Expenses
            Operation
              Purchased power                                   149,665     143,162    146,583
              Production and transmission                        20,883      21,122     21,188
              Other operation                                    42,116      40,691     35,933
            Maintenance                                          12,874      12,245     11,719
            Depreciation                                         17,297      16,478     15,402
            Other taxes, principally property taxes              10,543      10,423     10,022
            Taxes on income                                      10,662      11,934     12,496
                                                               --------    --------   --------
            Total operating expenses                            264,040     256,055    253,343
                                                               --------    --------   --------
Operating Income                                                 24,237      21,103     26,046
                                                               --------    --------   --------
Other Income and Deductions
            Equity in earnings of affiliates                      3,292       3,098      3,613
            Allowance for equity funds during construction          243         232         35
            Other income (expenses), net                          2,493         (27)       827
            Benefit (provision) for income taxes                   (246)        525       (276)
                                                               --------    --------   --------
            Total other income and deductions, net                5,782       3,828      4,199
                                                               --------    --------   --------
Total Operating and Other Income                                 30,019      24,931     30,245
                                                               --------    --------   --------
Interest Expense
            Interest on long-term debt                            9,544       9,611      8,804
            Other interest                                          798         657        226
            Allowance for borrowed funds during construction       (174)       (137)       (77)
                                                               --------    --------   --------
            Total interest expense, net                          10,168      10,131      8,953
                                                               --------    --------   --------

Net Income                                                       19,851      14,800     21,292

Preferred Stock Dividends Requirements                            2,028       2,138      2,658
                                                               --------    --------   --------
Earnings Available For Common Stock                            $ 17,823    $ 12,662   $ 18,634
                                                               ========    ========   ========

Average Shares of Common Stock Outstanding                   11,648,981  11,716,926 11,383,109

Earnings Per Share of Common Stock                                $1.53       $1.08      $1.64

Dividends Paid Per Share of Common Stock                          $ .80       $1.42      $1.42

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                      Year Ended December 31
                                                                    1995       1994      1993
Cash Flows Provided (Used) By
  Operating Activities
             Net income                                           $ 19,851   $ 14,800  $ 21,292
             Adjustments to reconcile net income to net cash
              provided by operating activities
                Deferred revenues                                      -          -      (7,507)
                Depreciation                                        17,297     16,478    15,402
                Write-down investment                                  424      1,332       -
                Write-off corporate headquarters costs                 -        2,857       -
                Deferred income taxes and investment tax credits     2,707      3,522     9,615
                Allowance for equity funds during construction        (243)      (232)      (35)
                Net deferral and amortization of nuclear
                 replacement energy and maintenance costs           (3,299)     5,353    (3,797)
                Gain on sale of non-utility investment              (1,517)       -         -
                Amortization of conservation & load management
                 costs                                               3,362      1,128     2,192
                Amortization of restructuring costs                  3,937        632       -
                (Increase) decrease in accounts receivable          (1,280)    (1,598)    1,127
                Increase (decrease) in accounts payable              1,803     (1,298)   (3,475)
                Increase (decrease) in accrued income taxes         (2,500)     3,209    (2,991)
                Decrease in other working capital items             (1,576)     1,916     2,028
                Other, net                                           2,745      1,327     2,988
                                                                  --------   --------  --------
             Net cash provided by operating activities              41,711     49,426    36,839
                                                                  --------   --------  --------
  Investing Activities
             Construction and plant expenditures                   (21,337)   (22,621)  (20,519)
             Deferred conservation and load management expenditures (3,899)    (6,159)   (9,874)
             Investments in affiliates                                 249        150       290
             Proceeds from sale of non-utility investment            6,400        -         -
             Special deposit                                        (2,686)     2,950    (2,950)
             Non-utility investments                                  (226)    (2,344)   (4,475)
             Other investments, net                                   (316)      (423)     (382)
                                                                  --------   --------  --------
             Net cash used for investing activities                (21,815)   (28,447)  (37,910)
                                                                  --------   --------  --------
  Financing Activities
             Issuance of long-term debt                                -        2,500    43,400
             Sale of common stock                                      -        3,988     8,325
             Repurchase of common stock                             (1,892)      (735)      -
             Short-term debt, net                                    1,994     10,155      (744)
             Retirement of preferred stock                             -       (7,070)      -
             Retirement of long-term debt                           (4,245)    (5,382)  (34,227)
             Common and preferred dividends paid                   (11,350)   (18,845)  (18,145)
             Other                                                     -          (16)      (26)
                                                                  --------   --------  --------
             Net cash used for financing activities                (15,493)   (15,405)   (1,417)
                                                                  --------   --------  --------

Net Increase (Decrease) In Cash and Cash Equivalents                 4,403      5,574    (2,488)
Cash and Cash Equivalents at Beginning of Year                       7,559       1,98     4,473
                                                                  --------   --------  --------
Cash and Cash Equivalents at End of Year                          $ 11,962   $  7,559  $  1,985
                                                                  ========   ========  ========
Supplemental Cash Flow Information
             Cash paid during the year for:
               Interest (net of amounts capitalized)              $  9,927   $  9,673  $  9,991
               Income taxes (net of refunds)                      $  7,721   $  4,687  $  5,337
Non-cash Investing and Financing Activities
               Regulatory assets (Notes 2 and 11)
               Long-term lease arrangements (Note 13)
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
                                                                        December 31
                                                                     1995         1994
Assets
Utility Plant, at original cost                                    $453,784     $434,059
            Less accumulated depreciation                           136,057      125,800
                                                                   --------     --------
                                                                    317,727      308,259
            Construction work in progress                             8,108       15,099
            Nuclear fuel, net                                         1,167        1,197
                                                                   --------     --------
            Net utility plant                                       327,002      324,555
                                                                   --------     --------
Investments and Other Assets
            Investments in affiliates, at equity                     26,464       26,765
            Non-utility investments                                  22,622       28,184
            Non-utility property, less accumulated depreciation       2,896        2,989
                                                                   --------     --------
            Total investments and other assets                       51,982       57,938
                                                                   --------     --------
Current Assets
            Cash and cash equivalents                                11,962        7,559
            Special deposits                                          3,868          575
            Accounts receivable                                      21,374       20,523
            Unbilled revenues                                        11,177       10,696
            Materials and supplies, at average cost                   4,023        4,182
            Prepayments                                               3,607        3,544
            Other current assets                                      4,564        4,231
                                                                   --------     --------
            Total current assets                                     60,575       51,310
                                                                   --------     --------
Regulatory Assets and Other Deferred Charges                         50,503       56,596
                                                                   --------     --------
Total Assets                                                       $490,062     $490,399
                                                                   ========     ========
Capitalization And Liabilities
Capitalization
            Common stock equity                                    $179,760     $170,784
            Preferred and preference stock                            8,054        8,054
            Preferred stock with sinking fund requirements           20,000       20,000
            Long-term debt                                          120,142      120,157
                                                                   --------     --------
            Total capitalization                                    327,956      318,995
                                                                   --------     --------
Long-term Lease Arrangements                                         19,385       20,467
                                                                   --------     --------
Current Liabilities
            Short-term debt                                          13,505       11,511
            Current portion of long-term debt                           -          4,230
            Accounts payable                                          4,726        5,970
            Accounts payable - affiliates                            10,559        8,435
            Accrued income taxes                                      1,497        3,997
            Dividends declared                                          507        2,853
            Other current liabilities                                26,101       26,673
                                                                   --------     --------
            Total current liabilities                                56,895       63,669
                                                                   --------     --------
Deferred Credits
            Deferred income taxes                                    57,191       52,710
            Deferred investment tax credits                           8,003        8,394
            Other deferred credits                                   20,632       26,164
                                                                   --------     --------
            Total deferred credits                                   85,826       87,268
                                                                   --------     --------
Commitments and Contingencies
Total Capitalization and Liabilities                               $490,062     $490,399
                                                                   ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION
(Dollars in thousands)

                                                                        December 31
                                                                     1995         1994
Common Stock Equity
         Common stock, $6 par value, authorized 19,000,000
          shares; outstanding 11,785,848 shares                   $ 70,715     $ 70,715
         Other paid-in capital                                      45,251       45,229
         Treasury stock (195,100 shares and 56,400 shares,
          respectively, at cost)                                    (2,628)        (735)
         Retained earnings                                          66,422       55,575
                                                                  --------     --------
         Total common stock equity                                 179,760      170,784
                                                                  --------     --------
Cumulative Preferred and Preference Stock
         Preferred stock, $100 par value, authorized
          500,000 shares
           Outstanding:
           Non-redeemable
            4.15 % Series; 37,856 shares                             3,786        3,786
            4.65 % Series; 10,000 shares                             1,000        1,000
            4.75 % Series; 17,682 shares                             1,768        1,768
            5.375% Series; 15,000 shares                             1,500        1,500
           Redeemable
            8.30 % Series; 200,000 shares                           20,000       20,000
         Preferred stock, $25 par value, authorized
          1,000,000 shares
           Outstanding - none                                          -            -
         Preference stock, $1 par value, authorized
          1,000,000 shares
           Outstanding - none                                          -            -
                                                                  --------     --------
         Total cumulative preferred and preference stock            28,054       28,054
                                                                  --------     --------

Long-Term Debt
         First Mortgage Bonds
             5 1/8% Series M , due 1995                                -          4,230
             9.20 % Series EE, due 1998                              7,500        7,500
             9.20 % Series FF, due 2000                              7,500        7,500
             9.26 % Series GG, due 2002                              3,000        3,000
             9.97 % Series HH, due 2003                             25,000       25,000
             8.91 % Series JJ, due 2031                             15,000       15,000
             5.30 % Series KK, due 1998                             10,000       10,000
             5.54 % Series LL, due 2000                              5,000        5,000
             6.01 % Series MM, due 2003                              7,500        7,500
             6.27 % Series NN, due 2008                              3,000        3,000
             6.90 % Series OO, due 2023                             17,500       17,500

         Vermont Industrial Development Authority Bonds
             Variable, due 2013 (4.25% at December 31, 1995)         5,800        5,800
         New Hampshire Industrial Development Authority Bonds
             6 7/8%, due 2009                                        5,500        5,500
         Connecticut Development Authority Bonds
             Variable, due 2015 (3.50% at December 31, 1995)         5,000        5,000
         Other, various                                              2,842        2,857
                                                                  --------     --------
                                                                   120,142      124,387
         Less current portion                                          -          4,230
                                                                  --------     --------
         Total long-term debt                                      120,142      120,157
                                                                  --------     --------

Total Capitalization                                              $327,956     $318,995
                                                                  ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(Dollars in thousands)

                                                                        Other
                                                 Common Stock          Paid-in    Treasury    Retained
                                             Shares         Amount     Capital      Stock     Earnings        Total
Balance, December 31, 1992                 11,196,576      $67,180     $36,472     $   -      $ 55,438      $159,090
Sale of common stock                          365,643        2,193       6,132                                 8,325
Net income                                                                                      21,292        21,292
Cash dividends on capital stock:
  Common stock - $1.42 per share                                                               (12,193)      (12,193)
  Cumulative preferred stock:
   Non-redeemable                                                                                 (998)         (998)
   Redeemable                                                                                   (1,660)       (1,660)
Common stock issuance expenses                                             (26)                                  (26)
Amortization of preferred stock
 issuance expenses                                                           6                                     6
                                           ----------      -------     -------     -------    --------      --------
Balance, December 31, 1993                 11,562,219       69,373      42,584         -        61,879       173,836
Sale of common stock                          223,629        1,342       2,646                                 3,988
Treasury stock at cost                        (56,400)                                (735)                     (735)
Net income                                                                                      14,800        14,800
Cash dividends on capital stock:
  Common stock - $1.42 per share                                                               (16,620)      (16,620)
  Common stock - $.20 per share                                                                 (2,346)       (2,346)
  Cumulative preferred stock:
   Non-redeemable                                                                                 (408)         (408)
   Redeemable                                                                                   (1,660)       (1,660)
   Premium                                                                                         (70)          (70)
Common stock issuance expenses                                             (16)                                  (16)
Amortization of preferred stock
 issuance expenses                                                          15                                    15
                                           ----------      -------     -------     -------    --------      --------
Balance, December 31, 1994                 11,729,448       70,715      45,229        (735)     55,575       170,784
Treasury stock at cost                       (138,700)                              (1,893)                   (1,893)
Net income                                                                                      19,851        19,851
Cash dividends on capital stock:
  Common stock - $.80 per share                                                                 (6,976)       (6,976)
  Cumulative preferred stock:
    Non-redeemable                                                                                (368)         (368)
    Redeemable                                                                                  (1,660)       (1,660)
Amortization of preferred stock
 issuance expenses                                                          22                                    22
                                           ----------      -------     -------     -------    --------      --------
Balance, December 31, 1995                 11,590,748      $70,715     $45,251     $(2,628)   $ 66,422      $179,760
                                           ----------      -------     -------     -------    --------      --------
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1
Summary of significant accounting policies

Consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Regulation The Company is subject to regulation by the Vermont Public Service Board (PSB), the Federal Energy Regulatory Commission (FERC) and, to a lesser extent, the public utilities commissions in other New England states where the Company does business, with respect to rates charged for service, accounting and other matters pertaining to regulated operations. As such, the Company currently prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", and records various regulatory assets and liabilities. In order for a Company to report under SFAS No. 71, the Company's rates must be designed to recover its costs of providing service, and the Company must be able to collect those rates from customers. If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to the Company's regulated operations. Management believes that the Company currently meets the criteria for continued application of SFAS No. 71, but will continue to evaluate significant changes in the regulatory and competitive environment to assess the Company's overall consistency with the criteria of SFAS No. 71. In the event the Company determines that it no longer meets the criteria for applying SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material.

Revenues Estimated unbilled revenues are recorded at the end of accounting periods. Unbilled revenues of approximately $18.3 million, $18.5 million and $18.7 million for 1993, 1994 and 1995, respectively, are included in revenues on the Consolidated Statement of Income.

Maintenance Maintenance and repairs, including replacements not qualifying as retirement units of property, are charged to maintenance expense. Replacements of retirement units are charged to utility plant. The original cost of units retired plus the cost of removal, less salvage, is charged to the accumulated provision for depreciation.

Depreciation The Company uses the straight-line remaining life method of depreciation. Total depreciation expense was approximately 3.6% of the cost of depreciable utility plant for each of the years 1993 through 1995.

Income Taxes The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to determine income tax liabilities. The standard recognizes tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities, see Note 11. Investment tax credits associated with utility plant are deferred and amortized ratably to income over the lives of the related properties. Investment tax credits associated with non-utility plant are recognized as income in the year realized.

Allowance for Funds During Construction Allowance for funds used during construction (AFDC) is the cost, during the period of construction, of debt and equity funds used to finance construction projects. The Company capitalizes AFDC as a part of the cost of major utility plant projects to the extent that costs applicable to such construction work in progress have not been included in rate base in connection with rate-making proceedings. AFDC equity represents a current non-cash credit to earnings which is recovered over the life of the property. The AFDC rates used by the Company were 5.09%, 8.05% and 8.41% for the years 1993 through 1995, respectively.

Regulatory Assets and Other Deferred Charges Certain costs are deferred and amortized in accordance with authorized or expected rate-making treatment. The major components of these costs are $20.5 million for Conservation and Load Management, $9.1 million for SFAS No. 109, $7.9 million for Yankee Atomic Electric Company dismantling costs, and $4.4 million of energy and capacity deferrals. During regular nuclear refueling outages, the increased costs attributable to replacement energy purchased from NEPOOL and maintenance costs are deferred and amortized ratably to expense until the next regularly scheduled refueling shutdown. The Company earns a return on the unamortized replacement energy and maintenance costs. See Note 2 to the Consolidated Financial Statements for discussion of the costs associated with the discontinued operation of the Yankee Atomic Nuclear Power Corporation nuclear power plant.

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

Use of Estimates The Company's Consolidated Financial Statements required the use of certain estimates, based on management's judgement, in determing the Company's assets, liabilities, revenue and expenses.

Statement of Cash Flows The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

Reclassifications Certain reclassifications have been made to prior year Consolidated Financial Statements to conform with the 1995 presentation.

Note 2
Investments in affiliates

     The Company uses the equity method to account for its investments in the following companies (dollars in thousands):
                                                                December 31
                                                 Ownership     1995     1994
Nuclear generating companies:
   Vermont Yankee Nuclear Power Corporation         31.3%    $16,740  $16,916
   Connecticut Yankee Atomic Power Company           2.0%      2,021    2,011
   Maine Yankee Atomic Power Company                 2.0%      1,412    1,338
   Yankee Atomic Electric Company                    3.5%        820      813
                                                             -------  -------
                                                              20,993   21,078
Vermont Electric Power Company, Inc.:
   Common stock                                     56.8%      3,496    3,494
   Preferred stock                                             1,975    2,193
                                                             -------  -------
                                                             $26,464  $26,765
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
                                  Date of   Estimated     CVPS's      Funded
                                   Study    Obligation  Obligation  Obligation
Nuclear generating companies:
  Vermont Yankee                   1993       $312.7       $109.4      $47.1
  Maine Yankee                     1993       $316.6         $6.3       $2.8
  Connecticut Yankee               1992       $309.0         $6.2       $3.6
  Yankee Atomic                    1994       $370          $13.0       $3.9

     In 1992, the Board of Directors of Yankee Atomic decided to permanently discontinue operation of their plant, and to decommission the facility.

     The Company relied on Yankee Atomic for less than 1.5% of its system capacity. Presently, purchased power costs billed to the Company by Yankee Atomic, which include a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail rate tariffs.

     In 1995, the FERC approved a new settlement agreement regarding the decommissioning plan, recovery of plant investment and all issues with respect to the prudence of the decision to discontinue operation.

     The Company's total current share of its cost with respect to Yankee Atomic's decision to discontinue operation is approximately $7.9 million. This amount is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

     The Company believes that its proportionate share of Yankee Atomic costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the Yankee Atomic plant has not and will not have a material adverse effect on the Company's earnings or financial condition.

     The Company owns 2% of the common stock of Maine Yankee and is entitled to approximately 2% of the power output of the 880-megawatt nuclear generating plant (Plant) located in Wiscasset, Maine.

     During the refueling and maintenance shutdown that commenced in early February 1995, Maine Yankee detected an increased rate of degradation of the Plant's steam generator tubes well above its expectations and began evaluating several courses of action.

     On May 22, 1995, Maine Yankee announced its plan to repair the tubes in the plant's three steam generators by sleeving all 17,000 steam generator tubes. The sleeving process was completed in December 1995 at a total cost of approximately $28 million. The Company's share of the cost to repair the steam generator tubes was about $.6 million. The Plant returned to service at 90% of its 880-megawatt rating in January 1996. The Company's additional costs for replacement power while Maine Yankee was not operating was $1.2 million.

     Costs incurred for unanticipated replacement power and steam generator repairs amounting to approximately $1.8 million have been included in the Company's 1995 results of operations.

     Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Beyond that a licensee maintains an indemnity agreement with the Nuclear Regulatory Commission, but subject to Congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing $79.3 million against each of the 110 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. The Company's interests in the nuclear power units are such that it could become liable for an aggregate of approximately $4.1 million of such maximum assessment per incident per year.

     Summarized financial information for Vermont Yankee Nuclear Power Corporation is as follows (dollars in thousands):

         Earnings                              1995        1994        1993

Operating revenues                           $180,437    $162,757    $180,145
Operating income                              $15,006     $14,355     $16,441
Net income                                     $6,790      $6,588      $7,794

Company's equity in net income                 $2,111      $2,067      $2,434


                                                           December 31
         Investment                                   1995           1994

Current assets                                      $ 52,267       $ 41,416
Non-current assets                                   479,026        470,726
Total assets                                         531,293        512,142

 Less:
  Current liabilities                                 25,058         29,115
  Non-current liabilities                            452,292        428,554
                                                    --------       --------
Net assets                                          $ 53,943       $ 54,473
                                                    --------       --------
Company's equity in net assets                      $ 16,740       $ 16,916


     Included in Vermont Yankee's revenues shown above are sales to the Company of $52.3 million, $53.6 million and $52.9 million for 1993 through 1995, respectively. These amounts are reflected as purchased power net of deferrals and amortization in the accompanying Consolidated Statement of Income.

     Vermont Electric Power Company, Inc. (Velco) and its wholly owned subsidiary Vermont Electric Transmission Company, Inc. own and operate transmission systems in Vermont over which bulk power is delivered to all electric utilities in the state. Velco has entered into transmission agreements with the state of Vermont and the electric utilities and under these agreements bills all costs, including interest on debt and a fixed return on equity, to the state and others using the system. These contracts enable Velco to finance its facilities primarily through the sale of first mortgage bonds. Included in Velco's revenues shown below are transmission services to the Company (reflected as production and transmission in the accompanying Consolidated Statement of Income) amounting to $8.9 million, $8.4 million and $7.9 million for 1993 through 1995, respectively.

     Velco operates pursuant to the terms of the 1985 Four-Party Agreement (as amended) with the Company and two other major distribution companies in Vermont. Although the Company owns 56.8% of Velco's outstanding common stock, the Four-Party Agreement effectively restricts the Company's control of Velco. Therefore, Velco's financial statements have not been consolidated. The Four-Party Agreement continues in full force and effect until May 1997 and will be extended for an additional two-year term in May 1997, and every two years thereafter, unless at least ninety (90) days prior to any two-year anniversary any party shall notify the other parties in writing that it desires to terminate the agreement as of such anniversary. No such notification has been filed by the parties. The Company also owns 46.6% of Velco's outstanding preferred stock, $100 par value.

     Summarized financial information for Velco is as follows (dollars in thousands):

            Earnings                          1995      1994       1993

      Transmission revenues                 $16,398   $16,761    $17,891
      Operating income                       $2,767    $3,350     $4,423
      Net income                             $1,297    $1,296     $1,375

      Company's equity in net income           $650      $638       $698


                                                      December 31
            Investment                            1995          1994

      Current assets                            $22,121       $16,549
      Non-current assets                         49,547        53,175
                                                -------       -------
      Total assets                               71,668        69,724

        Less:
          Current liabilities                    22,045        15,941
          Non-current liabilities                39,193        42,909
                                                -------       -------
      Net assets                                $10,430       $10,874
                                                =======       =======

      Company's equity in net assets            $ 5,471       $ 5,687


Note 3
Non-utility investments

     The Company's wholly owned subsidiary, Catamount Energy Corporation (Catamount) invests through its wholly owned subsidiaries in non-regulated, energy-related projects. Certain financial information for Catamount's investments is set forth in the table that follows (dollars in thousands):

                                                                                                         Investment
                                                       Generating             In Service                December 31
      Projects                           Location       Capacity      Fuel       Date     Ownership    1995     1994
Rumford Cogeneration Co. L.P. (Rumford)   Maine           85MW      Coal/Wood    1990       15.1%    $10,275   $9,804
Ryegate Associates (Equinox)              Vermont         20MW        Wood       1992       33.1%    $ 6,671   $6,587
Appomattox Cogeneration L.P. (Appomattox) Virginia        41MW      Coal/Wood    1982       25.3%    $ 4,521   $9,819
                                                                  Black liquor
NW Energy Williams Lake L.P.          British Columbia,   60MW        Wood       1993        8.1%    $ 1,155   $1,550
 (Williams Lake)                          Canada
Glenns Ferry Cogeneration Partners, Ltd.  Idaho           10MW        Gas        1996       50.0%        -        -
Rupert Cogeneration Partners, Ltd.        Idaho           10MW        Gas        1996       50.0%        -        -

     On October 26, 1992, Catamount purchased a 50% partnership interest in Appomattox Cogeneration L.P., which owns a power sales agreement associated with a cogeneration facility currently in operation.

     On July 21, 1995, Catamount sold approximately half of its limited partnership's interest in Appomattox. The sale generated capital to fund new investments in independent power projects. The sale resulted in a $1.5 million gain (pre-tax) and added approximately $.08 to earnings per common share during the third quarter of 1995. Upon closing, Catamount's ownership percentage in Appomattox was reduced to 25.25%.

     On October 2, 1995, Catamount's Board of Directors voted to invest, through wholly owned subsidiaries of Catamount, up to $3.1 million to purchase 50% interests in two 10MW gas-fired cogeneration projects to be constructed in Glenns Ferry and Rupert, Idaho. At December 31, 1995, Catamount had $2.7 million in an escrow account in anticipation of this closing. Both plants are scheduled to come on line by the end of 1996.

     SmartEnergy Services, Inc. (SmartEnergy) also is a wholly owned subsidiary of the Company, whose purpose is to profitably provide reliable, energy efficient products and services, including the rental of electric water heaters.

     On October 1, 1993, SmartEnergy purchased for $1.2 million, 304,125 shares (5%) of Green Technologies common stock and on September 19, 1994, purchased for $540,000, an additional 120,000 shares (1.8%). This investment increased SmartEnergy's ownership in Green Technologies to 6.8%. Green Technologies of Boulder, Colorado, manufactured Green Plug electricity savers for several types of household appliances. During the fourth quarter of 1994, SmartEnergy wrote-down its investment in Green Technologies by approximately $1.3 million and during the third quarter of 1995 wrote-off its remaining investment of approximately $.4 million to reflect management's estimate of the permanent decline in the value of the investment. This eliminates SmartEnergy's investment in Green Technologies. On December 29, 1995, Green Technologies filed for bankruptcy under Chapter 7.

Note 4
Common Stock

     On November 8, 1994, the Company's board of directors (Board) reduced the quarterly dividend rate from $.355 to $.20. As a result, the annual dividend of $1.42 was reduced 44% to $.80 effective with the first quarter dividend paid in February 1995. Also, the Board authorized the purchase of up to 2 million shares of its outstanding common stock from time to time in open market transactions. Through December 31, 1995, the Company had purchased 195,100 shares at an average price of $13.42 per share. These transactions are recorded as treasury stock, at cost, in the Company's Consolidated Balance Sheet.

     No shares of common stock were purchased by the Company subsequent to December 31, 1995.

Note 5
Redeemable preferred stock

     Commencing in 1998, the 8.30% Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1.0 million per annum, and at its option, the Company may redeem at par an additional non-cumulative $1.0 million per annum.

Note 6
Long-term debt and sinking fund requirements

     Based on issues outstanding at December 31, 1995, the aggregate amount of long-term debt maturities and sinking fund requirements are approximately
$1.0 million, $3.0 million, $20.5 million, $5.5 million and $16.5 million for the years 1996 through 2000, respectively. Substantially all property and plant is subject to liens under the First Mortgage Bonds.

Note 7
Financial instruments

     The estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows (dollars in thousands):

                                           1995                  1994
                                   Carrying   Fair       Carrying   Fair
                                    Amount    Value       Amount    Value

     Cash and cash equivalents     $ 11,962  $ 11,962    $  7,559  $  7,559
     Short-term debt               $ 13,505  $ 13,505    $ 11,511  $ 11,511
     Sale of accounts receivable
      and unbilled revenues        $ 12,000  $ 12,000    $ 12,000  $ 12,000
     Redeemable preferred stock    $ 20,000  $ 25,168    $ 20,000  $ 18,790
     Long-term debt                $120,142  $128,939    $124,387  $119,374


     The carrying amount for cash and cash equivalents and short-term debt approximates fair value because of the short maturity of those instruments.

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

     The Company has no financial instruments that fall under the guidance of SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

     The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS No. 115 had no material impact on the Company's financial position or results of operations.

Note 8
Accounts receivable

     At December 31, 1995 and 1994, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.

     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, are set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $4.4 million and $7.6 million, respectively, at December 31, 1995 and $4.2 million and $7.8 million, respectively, at December 31, 1994.

     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.6 million and $1.0 million at December 31, 1995 and 1994, respectively.

Note 9
Short-term debt

Utility

     The Company uses committed lines of credit and uncommitted loan facilities to finance its construction and C&LM programs, on a short-term basis, and for other corporate purposes. As of December 31, 1995, the Company had $22.25 million of committed lines of credit and $15.0 million of uncommitted loan facilities which are normally renewed upon expiration and require annual fees ranging from zero to .25% of an individual line. Borrowings under these short-term debt arrangements are at interest rates ranging from less than prime to the prime rate. The Company had $13.5 million and $11.5 million of outstanding short-term debt at December 31, 1995 and 1994, respectively, at average interest rates of 6.59% for 1995 and 5.22% for 1994.

Non-Utility

     Catamount maintains an Irrevocable Standby Letter of Credit with a bank to borrow up to an aggregate amount of $1.2 million to replace its share of cash in the Appomattox Cogeneration Limited Partnership's Project Debt Service Reserve Fund. This Letter of Credit is for a one-year term with annual extensions available and requires fees of 1.5% of credit available. At December 31, 1995 and 1994, there were no borrowings outstanding under this Letter of Credit. Catamount believes it will not have to perform under this agreement.

     SmartEnergy maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. SmartEnergy had no outstanding short-term debt at December 31, 1995 and $846,000 at December 31, 1994. Average interest rates were 9.05% for 1995 and 7.29% for 1994.

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

     The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The following table sets forth the funded status of the pension plan and amounts recognized in the Company's Balance Sheet and Statement of Income (dollars in thousands):

                                                          December 31
                                                    1995      1994      1993
Funded status of the plan
  Vested benefit obligation                       $47,351   $35,869   $35,837
  Non-vested benefit obligation                       276       312       493
                                                  -------   -------   -------
    Accumulated benefit obligation                $47,627   $36,181   $36,330
                                                  -------   -------   -------

Projected benefit obligation                      $60,554   $46,669   $49,743
Market value of plan assets (primarily equity
  and fixed income securities)                     55,443    44,115    46,074
Projected benefit obligation more (less)
  than market value of plan assets                  5,111     2,554     3,669
Unrecognized net transition assets                  1,447     1,608     1,768
Unrecognized prior service costs                   (2,978)   (3,178)   (3,568)
Unrecognized net gain                               2,270     5,963     1,498
                                                  -------   -------   -------
  Net pension liability                             5,850     6,947     3,367
Less regulatory asset for restructuring costs         346     1,974       -
                                                  -------   -------   -------
  Effective accrued pension costs                 $ 5,504   $ 4,973   $ 3,367
                                                  -------   -------   -------

Net pension costs include the following components
  Service cost                                    $ 1,498   $ 2,065   $ 1,491
  Interest cost                                     4,027     3,694     3,377
  Actual return on plan assets                    (11,230)      515    (6,800)
  Net amortization and deferral                     7,393    (4,095)    3,391
                                                  -------   -------   -------
  Pension costs                                     1,688     2,179     1,459
Amortization of regulatory asset                    1,628       261       -
                                                  -------   -------   -------
  Effective pension costs                           3,316     2,440     1,459
Less amount allocated to other accounts               337       318       276
                                                  -------   -------   -------
  Net pension costs expensed                      $ 2,979   $ 2,122   $ 1,183
                                                  -------   -------   -------

Assumptions used in calculating pension cost were as follows:

                                                            December 31
                                                     1995      1994      1993

   Weighted average discount rates                   7.00%     8.50%     7.25%
   Expected long-term return on assets               9.50%     9.50%     9.75%
   Rate of increase in future compensation levels    4.50%     5.00%     4.75%


     The Company sponsors a defined benefit postretirement medical plan that covers all employees who retire with ten years or more of service after age 45.

     The Company adopted, on a prospective basis, SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (OPEB) which requires accrual of the expected costs of such benefits during the employees' years of service. In 1994, the Company adopted a policy to fund its OPEB obligation through a Voluntary Employees' Benefit Association and 401(h) Subaccount in its Pension Plan.

     The following table sets forth the plan's funded status and amounts recognized in the Company's Balance Sheet and the amount of expense charged to the Company's Statement of Income in accordance with SFAS No. 106 (dollars in thousands):

                                                          December 31
                                                   1995       1994       1993
Accumulated postretirement benefit obligation
  Retirees                                       $(8,207)   $(8,265)   $(5,098)
  Fully eligible active plan participants           (600)      (521)    (1,207)
  Other active plan participants                  (1,033)      (806)    (1,293)
  Plan assets at fair value                        1,663        744         -
                                                 -------    -------    --------
     Accumulated postretirement benefit
      obligation in excess of plan assets         (8,177)    (8,848)    (7,598)
  Unrecognized transition obligation               5,180      5,485      6,253
  Unrecognized net loss                              428        337        351
                                                 -------    -------    --------
     Accrued postretirement benefit cost          (2,569)    (3,026)      (994)
  Regulatory asset for restructuring costs           352      2,008         -
                                                 -------    -------    --------
     Effective accrued postretirement benefit
      costs                                      $(2,217)   $(1,018)   $  (994)
                                                 =======    =======    =======
Net postretirement benefit cost includes the
 following components
  Service cost                                   $   153    $   194    $   168
  Interest cost                                      755        682        588
  Actual return on plan assets                       (49)         1         -
  Deferral of asset loss during the year             (14)        (1)        -
  Amortization of transition obligation over
   a twenty-year period                              305        305        329
                                                 -------    -------    --------
     Postretirement benefit cost                   1,150      1,181      1,085
  Amortization of regulatory asset                 1,656        265         -
                                                 -------    -------    --------
     Effective postretirement benefit cost         2,806      1,446      1,085
  Less amount allocated to other accounts            229        172        205
                                                 -------    -------    --------
     Net postretirement benefit cost expensed    $ 2,577    $ 1,274    $   880
                                                 =======    =======    =======


     Assumptions used in the per capita costs of the accumulated postretirement benefit obligation were as follows:

                                                              December 31
                                                         1995    1994    1993
    Per capita percent increase in health care costs:
      Pre-65                                             8.00%   9.50%   9.50%
      Post-65                                            6.50%   8.00%   6.00%
    Weighted average discount rates                      7.00%   8.50%   7.25%
    Rate of increase in future compensation levels       4.50%   5.00%   4.75%
    Long-term return on assets                           8.50%     -       -


     Health care trend rates are assumed to decrease to 5.0% for pre-65 and 4.5% for post-65 for the year 2001 and thereafter.

     This decrease results from changes to the retiree medical plan limiting the cost for employees retiring after 1995 to the 1995 per participant cost. Increasing the assumed health care cost trend rates by one percentage point in each year would have resulted in an increase of approximately $691,000 in the accumulated postretirement benefit obligation as of January 1, 1996, and an increase of about $51,000 in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1995.

     Effective January 1, 1994, the Company adopted, on a prospective basis, SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which requires accrual of the expected cost of postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company provides postemployment benefits consisting of long-term disability benefits, and prior to January 1, 1994 expensed these costs as benefits were paid. For 1993, such costs totaled $156,000. The accumulated postemployment benefit obligation at January 1, 1996 of approximately $1.1 million is reflected in the accompanying balance sheet as a deferred postemployment benefit obligation (current and non-current) and is offset by a corresponding regulatory asset of approximately $.9 million. The PSB in its October 31, 1994 Rate Order allowed the Company to recover the regulatory asset over a 7-1/2 year period beginning November 1, 1994 through April 30, 2002. The postemployment benefit cost charged to expense in 1994 was approximately $324,000 (pre-tax). Beginning in 1995, the Company paid premiums to insure the salary continuation portion of future long-term disability obligations. The post-employment benefit cost charged to expense in 1995, including insurance premiums, was $100,000 (pre-tax).

     In the first quarter of 1994, the Company offered and recorded an obligation related to a Voluntary Retirement Program (VRP). The VRP was accepted by 42 employees. The estimated benefit obligation for the VRP as of December 31, 1995 is about $3.3 million. This amount consists of pension benefits and postretirement medical benefits of $1.8 million and $1.5 million, respectively. Additionally, 32 employees accepted a Voluntary Severance Program (VSP) offered by the Company. Eligible employees had until April 22, 1994 to apply. The Company also announced a layoff of 20 employees on May 9, 1994. VSP and layoff obligations of $.8 million and $.2 million, respectively, were recorded in the second quarter of 1994. The VRP, VSP and layoff combined with attrition since mid-1993, yields a total work force reduction of approximately 14%. In January 1996, the PSB issued an Accounting Order authorizing the Company to effectively cap its Vermont retail after-tax return on equity at 10.75% and reduce, in 1995, deferred restructuring costs through operating expense recognition of approximately $2.9 million. On an after tax basis, these costs represent a reduction of earnings of approximately
$1.7 million or $.15 per common share. The reduction of these additional restructuring costs will reduce future annual amortization expense by approximately $.8 million through May 1999. These restructuring costs were deferred pursuant to a PSB Accounting Order dated March 11, 1994. The unamortized balance of these costs was approximately $.8 million at December 31, 1995, which will be amortized over a 41-month period beginning January 1, 1996.

Note 11
Income taxes

     The components of Federal and state income tax expense are as follows (dollars in thousands):

                                                      Year Ended December 31
                                                      1995     1994     1993
Federal:
  Current                                           $ 6,703  $ 6,177  $ 2,751
  Deferred                                            2,610    3,417    7,893
  Investment tax credits, net                          (391)    (391)    (391)
                                                    -------  -------  -------
                                                      8,922    9,203   10,253
State:
  Current                                             1,498    1,710      406
  Deferred                                              488      496    2,113
                                                    -------  -------  -------
                                                      1,986    2,206    2,519
                                                    -------  -------  -------
    Total Federal and state income taxes            $10,908  $11,409  $12,772
                                                    =======  =======  =======

Federal and state income taxes charged (credited) to:
  Operating expenses                                $10,662  $11,934  $12,496
  Other income                                          246     (525)     276
                                                    -------  -------  -------
                                                    $10,908  $11,409  $12,772
                                                    =======  =======  =======


     The principal items comprising the difference between the total income tax expense and the amount calculated by applying the statutory Federal income tax rate to income before tax are as follows (dollars in thousands):

                                                   Year Ended December 31
                                                  1995       1994       1993

Income before income tax                        $30,759    $26,209    $34,064
Federal statutory rate                              35%        35%        35%
Federal statutory tax expense                   $10,766    $ 9,173    $11,922
Increases (reductions) in taxes resulting
 from:
   Disallowed regulatory tax asset                  -        1,641        -
   Dividend received deduction                     (903)      (854)      (995)
   Deferred taxes on plant                          324        523        523
   State income taxes net of Federal tax
    benefit                                       1,291      1,434      1,637
   Investment credit amortization                  (391)      (391)      (391)
   Seabrook project                                  22         76        139
   Book-to-return adjustments and other            (201)      (193)       (63)
                                                -------    -------    -------
     Total income tax expense provided          $10,908    $11,409    $12,772
                                                =======    =======    =======


     The tax effects of temporary differences and tax carry forwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                   Year Ended December 31
                                                  1995       1994       1993
Deferred tax assets
   Alternative minimum tax credit carry
     forward                                    $   203    $   900    $ 1,400
   Non-deductible accruals and other              4,887      4,682      4,186
   Deferred compensation and pension              3,546      4,651      4,058
   Environmental costs accrual                    2,205      2,335      2,142
                                                -------    -------    -------
        Total deferred tax assets                10,841     12,568     11,786
                                                -------    -------    -------
Deferred tax liabilities
   Property, plant and equipment                 45,670     41,609     38,304
   Net regulatory asset                           9,084     12,217     13,806
   Conservation and load management
     expenditures                                 8,211      7,664      5,123
   Nuclear refueling costs                        1,782        473      2,633
   Other                                          3,285      3,315      3,948
                                                -------    -------    -------
        Total deferred tax liabilities           68,032     65,278     63,814
                                                -------    -------    -------
     Net deferred tax liability                 $57,191    $52,710    $52,028
                                                =======    =======    =======

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

     The Company has an alternative minimum tax credit carry forward of $.2 million which is available to reduce future regular income taxes over an indefinite period.

Note 12
Retail Rates

     The Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996, to offset the increasing cost of providing service. Approximately $29.0 million or 93.5% of the rate increase request is to recover increased purchased power costs. The filing was unanimously supported by the Company's board of directors. Five individuals or entities asked the PSB for permission to intervene in the proceeding. The request of four of them, including Killington, Ltd. (Killington) was ultimately granted by the PSB.

     On February 13, 1996 the Company reached an agreement with the Vermont Department of Public Service regarding this rate increase request. Under terms of the agreement, the Company would increase rates 5.5% June 1, 1996 and 2% January 1, 1997. The agreement effectively caps the Company's allowed return on common equity in its Vermont retail business for 1996 and 1997 at 11% by requiring the Company to reduce deferred C&LM costs to the extent its Vermont retail return on common equity would otherwise exceed 11%. In addition, the agreement would remove the penalties imposed in a PSB rate order dated October 31, 1994 discussed below. The agreement is subject to PSB approval.

     The Company does not believe that Killington's intervention is of itself an action that is adverse to the Company's interests, and the Company does not know at this time whether Killington's intervention will result in its taking any action or legal positions adverse to the Company and if so whether such action or legal positions would be considered material to the Company.

     Killington is a wholly owned subsidiary of S-K-I, Ltd. (S-K-I), a publicly held holding company. Killington owns and operates the Killington Ski Area and is one of the Company's largest customers. Preston Leete Smith, a director of the Company since 1977, is S-K-I's chief executive officer and chairman of its executive committee. He is also chairman of the board of directors of Killington. Mr. Smith has informed the Company that because he recuses himself from all matters concerning Killington's relationship with the Company, he learned of Killington's request to intervene after the fact and as a matter of policy continues to recuse himself from all discussions related to the intervention, as well as other matters related to Killington's relationship with the Company. Similarly, as a matter of policy, Mr. Smith would recuse himself from consideration of any matters by the Company involving Killington or S-K-I.

     A PSB Rate Order dated October 31, 1994, subsequently amended, allowed the Company a base retail rate increase of 5.07% or approximately $10.2 million. The PSB Rate Order also lowered the allowed rate of return on the Company's common stock equity from 12% to 10%. The allowed return on equity is after deducting two concurrent .75% penalties based on the PSB's conclusions that there had been "mismanagement of power supply options" and because of "the Company's failed efforts to acquire all cost-effective energy efficiency resources". The Company disagrees with the PSB's conclusion.

Note 13
Commitments and contingencies

     The Company's power supply is acquired from a number of sources including its own generating units, jointly owned units, long-term contracts and short-term purchases from a variety of sources. The cost of power obtained from sources other than wholly and jointly owned units, including payments required to be made whether or not energy is received by the Company, is reflected as Purchased power in the Consolidated Statement of Income.

     Through its investments in four nuclear generating companies, the Company is entitled to receive power from those nuclear units. See Note 2 for a discussion of the Company's obligations related to its investment in nuclear generating companies. The Company is also a joint owner of the Millstone #3 nuclear generating plant.

     Through Velco, the Company purchases power from a coal-fired generating plant owned by Northeast Utilities (NU) under a thirty-year contract which expires April 30, 1998. Under this contract the Company is obligated to make capacity payments which amounted to approximately $3.8 million, $4.3 million and $4.2 million for 1993 through 1995, respectively. These capacity payments will vary over the contract period due to factors such as changes in NU's net investment, allowed rate of return and operating and maintenance costs.

     The Company purchases power from several small power producers who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, wood, biomass, and refuse-burning generation. Under these long-term contracts, in 1995, the Company purchased 190,105 MWH of which approximately 135,504 MWH is associated with the Vermont Power Exchange and 37,822 MWH with the New Hampshire/Vermont Solid Waste Plant owned by Wheelabrator Claremont Company, L.P. The Company expects to purchase approximately 199,000 MWH of small power output in each year 1996 through 2000. Based on the forecast level of production, the total commitment in the next five years to purchase power from these qualifying facilities is estimated to be $107 million.

     The Company will receive varying amounts of capacity and energy from Hydro-Quebec under the Vermont Joint Owners (VJO) contract during the 1996 to 2016 period. A contract between the state of Vermont and Hydro-Quebec terminated on September 22, 1995. Related contracts were negotiated between the Company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall power requirements and cost of the original contract.

     The maximum net amount of capacity that the Company will purchase during the term of the agreements is 143 MW. The total commitment in the next five years to purchase power under these contracts is approximately $346 million, less approximately $98 million of power sellbacks, yielding a net cost of approximately $248 million. The Company recently reached an agreement with Hydro-Quebec that will lower our 1997 cost of power by approximately
$5.8 million. As part of this agreement, the Company will deliver to NEPOOL under existing firm energy contracts or joint marketing activities 54 MW of Phase II transmission capacity for a five- year period beginning July 1, 1996 through June 30, 2001. In addition, the agreement provides for continuing negotiations with Hydro-Quebec to further reduce future power cost increases.

     In the early phase of the VJO contract, two sellback contracts were negotiated, the first delaying the purchase of about 24 MW of capacity and associated energy, the second reducing the net purchase of Hydro-Quebec power. In 1994, the Company negotiated a third sellback arrangement whereby the Company receives an effective discount on up to 70 MW of capacity starting in November 1995 for the 1996 contract year (declining to 30 MW in the 1999 contract year). In exchange for this sellback, Hydro-Quebec has the right to reduce capacity deliveries by up to 50 MW beginning as early as 2004 until 2015, including the use of a like amount of the Company's Phase I/II facility rights and the ability to reduce the amounts of energy delivered during a five-year term beginning in 2000.

Joint-ownership The Company's ownership interests in jointly owned generating and transmission facilities are set forth in the table that follows and recorded in the Company's Consolidated Balance Sheet (dollars in thousands):

                           Fuel               In Service      MW         December 31
                           Type    Ownership     Date     Entitlement   1995         1994
Generating plants:
  Wyman #4                 Oil       1.78%       1978         11      $  3,340    $  3,338
  Joseph C. McNeil       Various    20.00%       1984         11        14,931      14,871
  Millstone #3           Nuclear     1.73%       1986         20        75,380      75,101
Highgate transmission
 facility                           46.08%       1985                   12,786      12,775
                                                                      --------    --------
                                                                       106,437     106,085
Accumulated depreciation                                                28,824      25,683
                                                                      --------    --------
                                                                      $ 77,613    $ 80,402
                                                                      ========    ========

     The Company's share of operating expenses for these facilities is included in the corresponding operating accounts on the Consolidated Statement of Income. Each participant in these facilities must provide for its own financing.

     The Company is responsible for paying its ownership percentage of decommissioning costs for Millstone #3. Based on a 1992 study, total estimated obligation at December 31, 1995 was approximately $477.9 million and the funded obligation was about $92.8 million. The Company's share for the total obligation and funded obligation was approximately $8.3 million and $1.4 million, respectively.

Environmental The Company is engaged in various operations and activities which subject it to inspection and supervision by both Federal and state regulatory authorities including the United States Environmental Protection Agency (EPA). It is Company policy to comply with all environmental laws. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having jurisdiction, the Company believes it conforms, in all material respects, with all environmental laws.

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

     The Company is an amalgamation of more than 100 predecessor companies. Those companies engaged in various operations and activities prior to being merged into the Company. At least two of these companies were involved in the production of gas from coal to sell and distribute to retail customers at three different locations. These activities were discontinued by the Company in the late 1940's or early 1950's. The coal gas manufacturers, other predecessor companies, and the Company itself may have engaged in waste disposal activities which, while legal and consistent with commercially accepted practices at the time, may not meet modern standards and thus represent potential liability.

     The Company continues to investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these historic activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated. The Company has established a process for determining whether insurance proceeds are available to offset the costs associated with these sites.

Cleveland Avenue Property One such site is the Company's Cleveland Avenue property located in the City of Rutland, Vermont, a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl (PCB) contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies to determine the magnitude and extent of the contamination. The Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. In 1995, a final risk assessment report was completed and submitted to the state for review. The Company was formally contacted by the EPA in January 1995 asking for written consent to conduct a site evaluation of the Cleveland Avenue property. The Company does not believe the EPA's evaluation changes its potential liability so long as reasonable further progress is made in remediating the site. Following state review, various remediation alternatives will be investigated. The Company has selected a consulting/engineering firm to develop and implement a remediation plan for the site and to collect additional data during 1996.

PCB, Inc. In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two related sites, one in the state of Kansas and the other in the state of Missouri (Sites). During the mid-1980's, these Sites received materials containing PCBs from hundreds of sources, including the Company. The Company has complied with the information request and will monitor EPA activities at the Sites. At this time, there has been no estimate of the cost to remediate the Sites. Therefore, the Company cannot predict whether the Sites represent the potential for a material adverse effect on its financial condition or results of operations. However, given the fact EPA has identified more than 1,000 Potentially Responsible Parties (PRPs), and, based on information currently available to the Company, that the contaminated Sites and contamination at the Sites appears to be limited to several buildings, the Company's liability with respect to the Sites is not expected to be significant.

    The Company faces potential liability arising from the alleged disposal of hazardous materials at three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill.

Bennington Landfill The Bennington Landfill is a Superfund site located in Bennington, Vermont. An investigation by the Company suggested that it is unlikely that it contributed a meaningful amount of hazardous substances, if any, to the site.

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

     The original PRP Group reformed into a larger group, incorporating additional PRPs, including the Company, to undertake the remedial response, pay EPA response expenses and obtain reimbursement for the $3 million it spent on the Engineering Evaluation/Cost Analysis. The Company determined its interests would be best served by participating in the larger PRP Group while at the same time exploring the possibility of a "De Minimis" settlement with the EPA, either alone or as part of a group, premised on its minimal contribution to the site.

     Negotiations between the PRP Group and the EPA continue. The PRP and EPA recently reached a tentative agreement. Under the terms of that agreement, and a related internal allocation, the Company's liability would be less than $100,000. If a final settlement is not achieved, the Company will continue to explore its settlement options, individually and as a part of a group of "De Minimis" parties. If all efforts at settlement fail, the Company will defend any contribution action brought by the other PRPs or the EPA.

Parker Landfill The Parker Landfill is a Superfund site located in Lyndonville, Vermont. In 1989, the Company received an information request from the EPA. An investigation conducted at the time concluded that the Company occasionally sent general trash to the site, and that said trash did not include hazardous substances. In May 1994, the Company received a second EPA request seeking additional information. A renewed investigation by the Company supported its earlier conclusion that the Company did not send significant amounts of hazardous substances to the site. In summer of 1994, EPA announced its proposed preferred remedy for this site with an estimated total present net worth cost of $28.2 million. At this time, based on the information available, the Company does not believe that this site represents a material potential liability. Currently, the Company is considered a PIP for the site. The Company has complied with the information requests and will monitor EPA activities at the site.

Trafton-Hoisington Landfill The Trafton-Hoisington Landfill was a municipal and industrial landfill in the Town of Windsor, Vermont. The site is presently a state lead site although placement on the National Priorities List remains a possibility. The State of Vermont has reached an agreement with a small group of PRPs to conduct a site investigation. The Company was contacted by these PRPs seeking a contribution toward the cost of the site investigation. The Company conducted an investigation and concluded that no significant amounts of hazardous substances were sent to the site. Accordingly, the Company has advised the PRPs it will not make any contribution towards those expenses.

     At this time, the Company does not believe these landfill sites represent the potential for a material adverse effect on its financial condition or results of operations but will continue to monitor activities at the sites.
The Company is not subject to any pending or threatened litigation with respect to any other sites where remediation expenses could be material, nor has the EPA or other Federal or state agency sought contribution from the Company for the study or remediation of any such sites.

Dividend restrictions The indentures relating to long-term debt and the Articles of Association contain certain restrictions on the payment of cash dividends on capital stock. Under the most restrictive of such provisions, approximately $58 million of retained earnings was not subject to dividend restriction at December 31, 1995.

Leases and support agreements The Company participated with other electric utilities in the construction of the Phase I Hydro-Quebec transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the Company's participation in the facilities, the Company is obligated to pay its 4.42% share of Phase I Hydro-Quebec capital costs over a 20-year recovery period through and including 2006. The Company also participated in the construction of Phase II Hydro-Quebec transmission facilities constructed throughout New England, which were completed at a total cost of approximately $487 million. Under a similar support agreement, the Company is obligated to pay its 5.132% share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015. All costs under these support agreements are recorded as purchased transmission expense in accordance with the Company's rate-making policies. Future minimum payments will be approximately $3.0 million for each year from 1996 through 2015 and will decline thereafter. The Company's shares of the net capital cost of these facilities, totaling approximately $20.5 million, are classified in the accompanying Consolidated Balance Sheet as "Utility Plant" and "Long-term Lease Arrangements" (current and non-current).

     Minimum rental commitments of the Company under non-cancelable leases as of December 31, 1995, are not material. Total rental expense entering into the determination of net income, consisting principally of vehicle and equipment rentals, was approximately $3.1 million, $3.3 million and $3.3 million for the years 1993 through 1995, respectively.

Legal proceeding On December 30, 1994, the Company and its board were named as defendants in a complaint filed in the United States District Court for the District of Vermont by three shareholders. The complaint alleges, among other things, (i) that F. Ray Keyser Jr., Chairman of the Company's board, violated
Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diversification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and (iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders. The complaint seeks an unspecified amount of damages (including treble damages against Mr. Keyser), attorneys' fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself deny the allegations against them and intend to vigorously defend the complaint. To that end, the Company and its directors submitted a Motion to Dismiss, which was argued before the Court on November 29, 1995. Action on this Motion to Dismiss is pending.

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

Note 14
New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The Company adopted SFAS No. 121 on January 1, 1996, and based on the current regulatory rate-making process, the adoption of SFAS No 121 did not have a material impact on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that financial statements include certain disclosures related to stock-based employee compensation arrangements regardless of the method used to account for them. The Company does not plan to adopt the accounting under this pronouncement but rather adopt the required audited pro forma disclosure. Based on arrangements used by the pronouncement, the pro forma effects on earnings and earnings per common share are not expected to be material.


Note 15
Non-recurring Charge

     During the fourth quarter of 1994, the Company wrote-off approximately $2.9 million of costs associated with its proposed new headquarters office building which reduced after tax earnings by approximately $1.7 million.

Note 16
Unaudited quarterly financial information

     The following quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the Company's business (dollars in thousands, except per share amounts):

                                         Quarter Ended              12 Months
                          March     June    September    December     Ended
         1995
Operating revenues       $86,863   $62,846   $60,314     $78,254     $288,277
Operating income         $14,928   $   314   $ 1,922     $ 7,073     $ 24,237
Net income (loss)        $13,796   $(1,063)  $ 1,748     $ 5,370     $ 19,851
Earnings (loss) per share
 of common stock           $1.13     $(.13)    $ .11       $ .42        $1.53
         1994
Operating revenues       $83,885   $57,684   $59,027     $76,562     $277,158
Operating income (loss)  $14,367   $  (447)  $   368     $ 6,815     $ 21,103
Net income (loss)        $12,608   $(2,003)  $  (791)    $ 4,986     $ 14,800
Earnings (loss) per share
 of common stock           $1.04     $(.22)    $(.11)       $.38        $1.08


Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.

     None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Company's Articles of Incorporation and By-Laws provide for the division of the Board of Directors into three classes having staggered terms of office. The directors whose terms will expire at the 1996 Annual Meeting of Stockholders, consisting of the three nominees listed below, will stand for re-election to a three-year term expiring in 1999. Mr. Robert P. Bliss, Jr. will retire from the Board upon expiration of his current term. The directors have chosen not to fill the vacancy created upon Mr. Bliss' retirement from the Board and in accordance with the Company's By-Laws, the Board has fixed at nine
(9) the number of directors for the ensuing year.

     Proxies will be voted (unless otherwise instructed) in favor of the election of the three nominees as indicated in the table below. While it is not anticipated that any of the persons listed will be unable to serve as a director, then the proxies will vote for such other person or persons as the present Board of Directors shall determine.

     The following table sets forth certain information regarding the three nominees for director, as well as all directors presently serving on the Board whose terms will expire after the 1996 Annual Meeting. Except for Mr. Young, each of the individuals listed in the table has been employed by the firm or has had the occupation set forth under his or her name for the past five years. Mr. Young, who was elected President and Chief Executive Officer of the Company upon the retirement of Mr. Thomas C. Webb in December and appointed to fill Mr. Webb's seat on the Board of Directors, has held a number of executive positions with the Company during the past five years. In general, the business experience of each of these persons during this time was typical of a person engaged in the principal occupation listed for each.

                               Director      Principal Occupation and
Name and Age                    Since           Business Experience

Nominees whose terms will expire in 1999:

Elizabeth Coleman - 58           1990        President, Bennington College,
                                             Bennington, Vermont

Preston Leete Smith - 65         1977        Chief Executive Officer,
                                             S-K-I Ltd., West Lebanon,
                                             New Hampshire (Ski Business)

Robert H. Young - 48             1995        President and Chief Executive
                                             Officer of the Company; Executive
                                             Vice President and Chief
                                             Operating Officer of the Company
                                             from 1993 to 1995; Senior Vice
                                             President and Chief Financial
                                             Officer of the Company from 1988
                                             to 1993; Vice President and Chief
                                             Financial Officer of the Company
                                             from 1987 to 1988.

Directors whose terms will expire in 1998:

Luther F. Hackett - 62           1979        President, Hackett, Valine &
                                             MacDonald, Inc., Burlington,
                                             Vermont (Insurance Agents)


F. Ray Keyser, Jr. - 68          1980        Chairman of the Board of the
                                             Company; Of Counsel, Keyser,
                                             Crowley, Meub, Layden,
                                             Kulig & Sullivan, P.C.
                                             Rutland, Vermont (Lawyers)

Gordon P. Mills - 59             1980        Chairman, EHV-Weidmann
                                             Industries, Inc.,
                                             St. Johnsbury, Vermont
                                             (Manufacturer of Electric
                                             Transformer Insulation)

Directors whose terms will expire in 1997:

Frederic H. Bertrand - 59        1984        Chairman of the Board and
                                             Chief Executive Officer,
                                             National Life Insurance Co.,
                                             Montpelier, Vermont

Mary Alice McKenzie - 38         1992        President and Chief
                                             Executive Officer, John
                                             McKenzie Packing Co., Inc.,
                                             Burlington, Vermont
                                             (Manufacturer of Meat
                                             Products)

Robert D. Stout - 69             1985        Retired President and
                                             Chief Executive Officer,
                                             Putnam Memorial Health
                                             Corporation, Bennington,
                                             Vermont

Executive Officers of the Registrant:

Name and Age                         Office                  Officer Since

Thomas C. Webb, 61 (a)         Retired President and Chief
                               Executive Officer                   1985

Robert H. Young, 48            President and Chief
                               Executive Officer
                               Effective December 30, 1995         1987

Robert de R. Stein, 46         Senior Vice President-Energy
                               Resources and External Markets      1988

Francis J. Boyle, 50           Vice President-Finance &
                               Administration and Principal
                               Financial Officer                   1995

Frederick S. Potter, 50 (a)    Vice President-Finance &
                               Administration and Principal
                               Financial Officer                   1994

Jacquel-Anne Chouinard, 56 (a) Vice President-Human Resources      1986

Thomas J. Hurcomb, 58          Vice President-Marketing and
                               Public Affairs                      1975

Robert G. Kirn, 44             Vice President-Engineering and
                               Operations                          1991

William J. Deehan, 43          Assistant Vice President-Rates
                               and Economic Analysis               1991

Jonathan W. Booraem, 57        Treasurer                           1984

Joseph M. Kraus, 41            Secretary and General Counsel       1987

James M. Pennington, 40        Controller and Principal
                               Accounting Officer                  1993

     Mr. Young joined the Company in 1987. Mr. Young was elected Senior Vice President - Finance and Administration in 1988, and in 1993 was elected Executive Vice President and Chief Operating Officer. He was elected Director, President and Chief Executive Officer on December 30, 1995 to succeed Mr. Webb.

     Mr. Stein joined the Company in 1988 and was elected Vice President - Energy Supply Planning and Engineering effective January 1, 1990, and Senior Vice President - Engineering and Energy Resources in 1993. Mr. Stein assumed his present position in 1994.

     Mr. Boyle joined the Company in October, 1995, as Vice President - Finance and Administration and Chief Financial Officer. From 1993 to 1995, Mr. Boyle served as Chief Financial Officer of Westmoreland Coal Company (Westmoreland) in Philadelphia, Pennsylvania. In November, 1994, Westmoreland and several of its subsidiaries commenced Chapter 11 proceedings to confirm a so-called "prepackaged" plan of reorganization under which the court was asked to approve a sale of assets, the proceeds of which were to be used to satisfy in full certain maturing obligations of Westmoreland. In December, 1994, Westmoreland's plan of reorganization was confirmed, the asset sale was consummated, the obligations in question were paid, and Westmoreland emerged from Bankruptcy. From 1985 to 1992, Mr. Boyle was Chief Financial Officer of El Paso Natural Gas Company, El Paso, Texas.

     Mr. Hurcomb joined the Company in 1967. He was elected Vice President - External Affairs in 1975, and Vice President - Marketing and Public Affairs in 1993.

     Mr. Kirn joined the Company in 1991 as Vice President - Division Operations and assumed his present position in 1994. From 1979 to 1991, he was employed by New York State Electric & Gas Corporation.

     Mr. Deehan joined the Company in 1985. Prior to being elected to his present position in 1991, he served as Director of Rate Administration and Forecasting.

     Mr. Booraem joined the Company in 1969 and was elected to his present position in 1984.

     Mr. Kraus joined the Company in 1981. He was elected Corporate Secretary and Senior Corporate Counsel in 1987 and Corporate Secretary and General Counsel effective January 1, 1994.

     Mr. Pennington joined the Company in 1989. He was named Director of Taxes and Plant Accounting in 1990. Mr. Pennington was designated Acting Controller effective July 19, 1992, and was elected Controller and named Principal Accounting Officer in 1993.

     (a) Thomas C. Webb retired effective December 30, 1995 and Jacquel-Anne Chouinard retired effective December 31, 1995; and Frederick S. Potter resigned from the Company effective May 9, 1995.

     The term of each officer is for one year or until a successor is elected.


Item 11.  Executive Compensation.

     The following table sets forth all cash compensation paid or to be paid by the Company and its subsidiaries, as well as the number of stock option awards earned during the last three fiscal years by the Company's current and retired Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus for services rendered to the Company and its subsidiaries in all capacities for 1995 exceeded $100,000.

                                SUMMARY COMPENSATION TABLE
                                                                  Long Term
                                                                 Compensation
            Annual Compensation              Awards


                                                                  Securities
                                                       Other      Underlying
                                                       Annual      Option/      All Other
Name and Principal               Salary    Bonus   Compensation      SARs     Compensation
Position (1)               Year  ($) (2)   ($)(3)     ($) (4)        (#)         ($) (5)
A. Robert H. Young         1995  178,423   12,500        -          6,000/0        5,876
   President and Chief     1994  153,756        0        -          6,000/0        4,927
   Executive Officer       1993  141,769   35,995        -          6,000/0        4,533

B. Robert de R. Stein      1995  124,153        -        -          4,500/0        4,874
   Senior Vice President-  1994  119,606        0        -          4,500/0        4,873
   Energy Resources and    1993  114,677   16,804        -          4,500/0        3,988
   External Markets

C. Thomas J. Hurcomb       1995  109,765        -        -          3,000/0        5,536
   Vice President          1994  104,115        0        -          3,000/0        4,534
   Marketing and           1993   98,382   15,606        -          3,000/0        4,996
   Public Affairs

D. Robert G. Kirn          1995  108,602        -        -          3,000/0        4,554
   Vice President -        1994   98,201        0        -          3,000/0        4,264
   Engineering and         1993   93,736   15,750        -          3,000/0        3,574
   Operations

E. Joseph M. Kraus         1995  102,485   12,500        -          3,000/0        8,820
   Corporate Secretary     1994   96,657        0        -          3,000/0        8,551
   and General Counsel     1993   78,553   16,612        -          1,500/0        4,791

F. Thomas C. Webb          1995  280,898   12,500      9,584        8,000/0        9,792
   Retired President       1994  260,759        0        -          8,000/0        7,946
   and Chief Executive     1993  248,755   67,183        -          8,000/0       12,453
   Officer

1/ - The principal positions listed were held as of December 31, 1995 by the executive officers named in the Summary Compensation Table other than Mr. Webb who retired from employment with the Company effective December 30, 1995.
    - Mr. Young was elected Director, President and Chief Executive Officer effective December 30, 1995. Compensation reported for 1995 includes compensation received in his position as Executive Vice President and Chief Operating Officer.

2/ - Includes compensation deferred at the election of all executive officers named, and directors' retainers and fees earned from VELCO by Mr. Webb.
    - Includes compensation for services performed by Mr. Webb for Vermont Yankee and by Mr. Stein for VELCO for which the Company was reimbursed.

3/ - Includes incentive awards by Catamount, as follows for: A: 1995 - $12,500, 1993 - $10,000; E: 1995 - $12,500, 1993 - $7,500; F: 1995 - $12,500,
1993 - $10,000.

4/ - Payment of $9,584 for the Federal Insurance Contribution Assessment tax on the present value of future benefits to be paid on the Supplemental Retirement Plan.

5/ - The total amounts shown in this column for the last fiscal year are comprised as follows:
    - Company matching contributions to the Employee Savings and Investment Plan includes for A: $5,525; B: $4,620; C: $4,391; D: $4,341; E: $4,096; F:
$5,994.
    - Taxable term cost on executive split-dollar insurance. (An insurance plan that gives both employer and employee an interest in the policy death benefit on the employee's life.) for A: $351; B: $254; C: $639; D: $213; E:
$109; F: $2,279.
    -  Includes accrued above-market interest on deferred compensation for C:
$506 and F: $1,519.
    - Pay-in-lieu of taking vacation based on Company policy for employees who qualify for E: $4,615.


Directors' Compensation.

     Directors of CVPS receive an annual retainer of $7,200 and members of the Executive Committee are paid an additional retainer of $400. The Chairman of each committee receives an additional $1,600 retainer. Directors are also paid $520 plus expenses for each directors' meeting attended and $260 for each committee meeting attended if held on the same day as a meeting of the Board or held by telephone, and a fee of $520 plus expenses for attendance at each other meeting of such committee. These fees and retainers represent a reduction of 20% from amounts paid in previous years. The Chairman of the Board does not receive a salary, however, is paid an annual retainer of $30,000. As President and Chief Executive Officer, Mr. Young receives no director's retainer or other fees for serving on the Board or any of its committees or for services performed for consolidated subsidiary companies.

     Certain of the directors have elected to defer receipt of all or a portion of their fees pursuant to the Company's Deferred Compensation Plan for Directors, described below under the caption entitled "Deferred Compensation Plan".

Stock Options.

     The following table sets forth stock options granted to the Company's current and retired Chief Executive Officer and the four other most highly compensated executive officers during 1995 under the Company's 1988 Stock Option Plan for Key Employees. Under SEC regulations, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen the Black-Scholes model formula approved by the SEC. However, the ultimate value will depend on the market value of the Company's stock at a future date, which may or may not correspond to the projections below.

                             Option/SAR Grants in Last Fiscal Year
                                                                   Grant Date
                            Individual Grants                         Value

                     Number of   % of Total
                     Securities   Options/
                     Underlying    SARs
                      Options/   Granted to   Exercise                Grant
                        SARs     Employees    Or Base      Expira-     Date
                      Granted    In Fiscal      Price       tion     Present
Name                  (#) 1/       Year       ($/Sh)        Date     Value 2/

Robert H. Young      6,000/0      15.8%       $13.5625    5/3/05     $10,253
Robert de R. Stein   4,500/0      11.8         13.5625    5/3/05       7,690
Thomas J. Hurcomb    3,000/0       7.9         13.5625    5/3/05       5,127
Robert G. Kirn       3,000/0       7.9         13.5625    5/3/05       5,127
Joseph M. Kraus      3,000/0       7.9         13.5625    5/3/05       5,127
Thomas C. Webb       8,000/0      21.1         13.5625    12/30/98    10,850

1/     A total of 38,000 shares were awarded to all plan participants in 1995.
Stock Options are exercisable in whole or in part from the date of the grant for a period of ten years and one day but in no event later than three years after retirement from the Company.

2/     Per Black-Scholes model as certified by an independent consultant.  The assumptions used for the Model are as follows: Volatility-.1776 based on monthly stock prices for the period of 12/31/92 to 12/31/95; Risk free rate of return-7.5%; Dividend Yield-6.88% over the period of 12/31/92 to 12/31/95; and a ten year exercise term. For a three year exercise term, the assumptions used are as follows for the same periods: Volatility-.1776; Risk free rate of return-6.9%; and Dividend Yield-6.88%.

     The following table sets forth stock options exercised by the Company's current and retired Chief Executive Officer and the four other most highly compensated executive officers during 1995, and the number and value of all unexercised options at year-end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Company's Common Stock on December 29, 1995.

                 OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE
               Aggregated Option/SAR Exercises in Last Fiscal Year
                           and FY-End Option/SAR Value
     (a)                  (b)            (c)             (d)           (e)
                                                     Number of
                                                     Securities     Value of
                                                     Underlying    Unexercised
                                                     Unexercised   In-the-Money
                                                    Options/SARs   Options/SARs
                                                    At FY-End (#)  At FY-End ($)
                     Shares Acquired   Value        Exercisable/   Exercisable/
Name                 on Exercise (#) Realized($)1/  Unexercisable Unexercisable
---------------      --------------- -------------  ------------- -------------
Robert H. Young         -                 -          22,500/0         -/-

Robert de R. Stein      -                 -          24,000/0         -/-

Thomas J. Hurcomb       -                 -          21,000/0         -/-

Robert G. Kirn          -                 -          14,250/0         -/-

Joseph M. Kraus         -                 -           7,500/0         -/-

Thomas C. Webb          -                 -          30,000/0         -/-

1/     The dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the securities underlying the options and the exercise or base price of the options at exercise or fiscal year end, respectively.

Deferred Compensation Plan.

     Employees of the Company who are officers are eligible to defer receipt of a portion of their compensation pursuant to the Company's Deferred Compensation Plan (the "Deferred Plan") for Officers. Also, certain of the directors of the Company have elected to defer receipt of all or a portion of their fees under a similar plan for directors.

     Under the Deferred Plan approved effective January 1, 1990 directors and officers of the Company may elect to defer over a 5-year period receipt of a specified amount of compensation or fees otherwise currently payable to them until retirement at age 65 (age 70 for directors), or until their death, disability, or resignation. Officers may receive a reduced benefit beginning at age 60 with 10 years of service. Amounts deferred are not currently taxable for state and federal income taxes. The benefit is equal to the compensation deferred plus interest credited by the Company. The Deferred Plan is a defined contribution program under which the Company recovers any costs, including the cost of capital, through the proceeds of the supporting life insurance policies. In addition, if death of a director occurs before age 70, an additional survivor benefit equal to the annual amount deferred will be paid to the beneficiary each year for fifteen years. This benefit is also financed by life insurance proceeds.

Pension Plan.

     The Pension Plan of Central Vermont Public Service Corporation and Its Subsidiaries (the "Pension Plan") is a defined benefit plan which covers employees, among others, who are officers. The Company pays the full cost of the Pension Plan.

     The table below shows the annual amounts payable under the present provisions of the Pension Plan as amended through December 31, 1995, based on Final Average Earnings for various years of service, assuming the employee would retire at age 65 in 1996.

     Assumed
   5-Year Final                             Years of Service
  AverageEarnings       15         20          25          30         35

    $ 80,000         $18,828    $25,105     $31,381     $37,657    $39,657
     100,000          24,078     32,105      40,131      48,157     50,657
     120,000          29,328     39,105      48,881      58,657     61,657
     140,000          34,578     46,105      57,631      69,157     72,657
     150,000          37,203(1)   49,605(1)   62,006(1)    74,407(1)   78,157(1)
     190,000          37,203(1)   49,605(1)   62,006(1)    74,407(1)   78,157(1)
     230,000          37,203(1)   49,605(1)   62,006(1)    74,407(1)   78,157(1)
     250,000          37,203(1)   49,605(1)   62,006(1)    74,407(1)   78,157(1)
     280,000          37,203(1)   49,605(1)   62,006(1)    74,407(1)   78,157(1)
     300,000          37,203(1)   49,605(1)   62,006(1)    74,407(1)   78,157(1)
________
(1) Internal Revenue Code Section 401(a)(17) limits earnings used to calculate qualified plan benefits to $150,000 for 1995.

     Final Average Earnings is the highest five-year average of consecutive years' Base Salary as set forth in the Salary column of the Summary Compensation Table over an employee's career with the Company.

     The amounts above are payable for the life of the retiree only, and would be reduced on an actuarial basis if survivor options were chosen. In addition, no Social Security offset applies to amounts above.

     The credited years of service at December 31, 1995 under the Pension Plan for the named executive officers in the Summary Compensation Table were as follows: Mr. Young, 8.6 years; Mr. Stein, 7.7 years; Mr. Kraus, 14.5 years; Mr. Hurcomb, 28 years and Mr. Kirn, 4.8 years. At the time of his retirement, Mr. Webb had 11 years of service with the Company.

Officers' Insurance and Supplemental Retirement Plan.

     The Officers' Insurance and Supplemental Retirement Plan (the "SERP") is designed to supplement the retirement benefits available to the Company's officers. The SERP is a part of the Company's overall strategy for attracting and maintaining top managerial talent in the utility industry. Under this SERP, the named executive officers in the Summary Compensation Table are covered, while employed, by life insurance at the following multiple of salary: Mr. Young, four times; Messrs. Stein, Hurcomb, Kirn and Kraus, three times.

     Under the SERP, each officer is entitled to receive, upon retirement at age 65, fifteen annual payments in amounts equal to a specified percentage of the officer's final year's Base Salary. The applicable percentages for the named executive officers in the Summary Compensation Table are as follows:
Mr. Webb, 44.5%; Mr. Young, 44%; Messrs. Stein, Hurcomb, Kirn, and Kraus, 33%. A reduced benefit is available at age 60 for officers who attain age 55 with ten years of service. Mr. Webb, who retired effective December 30, 1995, will receive an unreduced annual benefit of $120,595 under this SERP per approval of the Board of Directors. A paid-up life insurance of $100,000 is also provided to vested retirees under this SERP. The SERP is financed through the Company's acquisition of corporate-owned life insurance.

     Shown below is the estimated Company provided benefit payable under the SERP for the named executive officers in the Summary Compensation Table, assuming they were to retire at age 65, and based on assumed final base pay amount:

          Assumed Final
         Annual Base Pay          33%            44%          44.5%
              $                    $              $             %

            80,000              26,400         35,200        35,600
           100,000              33,000         44,000        44,500
           120,000              39,600         52,800        53,400
           140,000              46,200         61,600        62,300
           160,000              52,800         70,400        71,200
           180,000              59,400         79,200        80,100
           220,000              72,600         96,800        97,900
           260,000              85,800        114,400       115,700
           280,000              92,400        123,200       124,600
           300,000              99,000        132,000       133,500

Predecessor Deferred Compensation Plan.

     Between 1986 and 1990, the Company allowed officers to defer receipt of compensation in return for fifteen annual payments of a defined benefit amount upon retirement. The Company will pay the difference, if any, between the defined benefit cost and the accumulated value of deferred compensation.

     Mr. Hurcomb, who elected to participate, will receive an estimated annual Company-provided benefit, payable at age 65 of $13,900. Mr. Webb, who retired December 30, 1995, receives an annual reduced benefit of $26,100. Since these benefits do not apply to all of the named executive officers, they have not been reflected in the foregoing pension table.

Employee Savings and Investment Plan.

     Effective January 1, 1985 the Company adopted an Employee Savings and Investment Plan (the "Plan") (also known as a 401(k) Plan) which provides a means for eligible employees to accumulate savings and investment income without payment of current income taxes. Presently any employee of the Company who has completed at least one year of service, as defined in the Plan, is eligible to participate (Participant). An eligible employee who elects to participate in the Plan may authorize the Company to contribute to the Plan for his or her account between 1% and 15% of their pre-tax base compensation for each pay period. For 1995, the Plan limits the maximum annual deferral to $9,240 per Participant. This maximum is adjusted annually for inflation by the Internal Revenue Service. The Company matches 100% of the first 4% of the compensation the Participant contributes to the Plan. A Participant may direct the investment of his or her Plan account among six funds specified in the Plan and is at all times fully vested in his or her Plan account. Generally, distribution of employee contributions is deferred until the Participant's death, disability, retirement or other termination of employment, except in cases of financial hardship. Matching employer contributions, however, may be withdrawn by the Participant at any time and for any reason, provided either the amount withdrawn has been in the Plan for at least two years or the Participant has been a member of the Plan for at least 5 years. Such in-service withdrawals are generally subject to ordinary income tax and an additional 10% tax plus a mandatory 20% rollover tax withholding effective January 1, 1993. Distribution of Plan benefits may be in the form of cash, an annuity, or in certain circumstances, Common Stock of the Company. Amounts voluntarily deferred by the named executive officers are included in the Salary column of the Summary Compensation Table.
Matching Company contributions credited to the Plan accounts of the named executive officers during 1995 are set forth in the All Other Compensation column of the Summary Compensation Table.

Contracts with Management.

     The Company has entered into severance compensation agreements with Messrs. Young, Stein, Hurcomb, Kirn, Kraus and four other executive officers of the Company. The agreements have a term of five years provision for renewal. They provide that in the event of termination of employment, or a significant change in employment status as defined in the agreement, within three years following a change in control of the Company, Messrs. Young, Stein, Hurcomb, Kirn, Kraus and one other executive officer will receive
2.999 times and three other executive officers will receive two times their average annual compensation for the preceding five or fewer years of service and certain legal fees and expenses incurred as a result of termination of employment.

     The provisions of the agreement do not apply if the executive officer retires, dies, or is disabled, voluntarily resigns, or is dismissed for cause. In exchange for agreeing to provide consulting services as requested by the Company for one year and refraining from working in competition with, or for a competitor of the Company for three years, the agreement permits continued participation in and retention of benefits under the Deferred Compensation Plan, Officers' Insurance and Supplemental Retirement Plans, and health and disability plans. The extent of these provisions depends on an individual's participation and circumstances, and is specified in each agreement. The officers with less than 10 years of service would receive a payment actuarially equivalent to benefits received under the Company's Pension Plan at age 65 with ten years of service, less any benefit paid under the Pension Plan. The agreements also provide for the payment to executive officers of an amount sufficient to offset any federal excise tax on the termination payments under Section 4999 of the Internal Revenue Code. Non-qualified stock options not immediately exercisable will become exercisable in the event of a change of control of the Company as defined in the Plan.

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

     The Company entered into an agreement with Mr. Webb for consulting services rendered to the Company after his retirement for 1996 and 1997 to provide for an orderly management succession and for his continued service on the Vermont Yankee Board of Directors. The amount to be paid will be $75,000 per year if all contractual arrangements are met.

     During 1989, the Board also approved a severance plan in the event of a change of control for key managers of the Company not covered by the above plan. In the event of a change in control as described above and a subsequent discharge from employment within eighteen months for reason other than cause, certain managers will receive a severance payment equal to one year's base salary, outplacement services, and coverage under the Company's medical plan for one year at Company expense. Currently, eighteen managers are subject to the Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number of shares of Common Stock of the Company beneficially owned by each director and nominee director, each of the executive officers named in the Summary Compensation Table and by all the directors, nominee directors and executive officers as a group as of January 31, 1996.

                                       Shares of Common Stock         Percent
                      Name         Beneficially Owned (1)(2)(3)(4)      of Class

               Frederic H. Bertrand             11,278   (5)
               Elizabeth Coleman                 6,850
               Luther F. Hackett                12,432   (6)
               Thomas J. Hurcomb                23,928
               F. Ray Keyser, Jr.               15,062   (7)
               Robert G. Kirn                   14,468
               Joseph M. Kraus                   8,765
               Mary Alice McKenzie               8,602   (8)
               Gordon P. Mills                  42,856   (9)
               Preston Leete Smith              10,549
               Robert de R. Stein               24,349
               Robert D. Stout                  13,780
               Thomas C. Webb                   44,129
               Robert H. Young                  23,195   (10)
                All directors and executive
                officers as a group (19)       280,579                 2.4%

     No director, nominee for director or executive officer owns any shares of the various classes of the Company's outstanding non-voting preferred stock.

(1) No director, nominee for director or executive officer owns beneficially in excess of 1% of CVPS' outstanding Common Stock. Except as otherwise indicated in the footnotes to the table, each of the named individual possesses sole voting and investment power over the shares listed.

(2) Includes shares that the named individuals have a right to acquire pursuant to options granted under the 1988 and 1993 Stock Option Plans for Non-Employee Directors as follows: Messrs. Bertrand, Keyser, Mills and Stout, 9,750 shares; Ms. McKenzie and Mr. Smith, 8,250 shares; Ms. Coleman and Mr. Hackett, 6,750 shares.

(3) Includes shares that the named executive officers have a right to acquire pursuant to options granted under the 1988 Stock Option Plan for Key Employees as follows: Mr. Hurcomb, 21,000 shares; Mr. Kirn, 14,250 shares; Mr. Kraus, 7,500 shares; Mr. Stein, 24,000 shares; Mr. Webb, 30,000 shares; Mr. Young, 22,500 shares; and all executive officers as a group, 159,170 shares.

(4) Includes shares that the named executive officers hold indirectly under the Company's Employee Savings and Investment and Employee Stock Ownership Plans as follows: Mr. Hurcomb, 2,913 shares; Mr. Kraus, 102 shares; Mr. Webb, 9,628 shares; and Mr. Young, 339 shares.

(5) Includes 1,528 shares held jointly with his wife over which Mr. Bertrand has voting and investment power.

(6) Includes 3,000 shares owned by corporations over which Mr. Hackett has voting and investment power.

(7) Includes 1,562 shares held jointly with his wife and 3,750 shares held in a Keogh Trust over which Mr. Keyser has voting and investment power.

(8) Includes 150 shares held jointly with her husband over which Ms. McKenzie has voting and investment power.

(9) Includes 15,000 shares held in a pension trust over which Mr. Mills has voting and investment power.

(10) Includes one share held by Mr. Young's wife as custodian for his son over which Mr. Young disclaims beneficial ownership.

     The Company knows of no person, entity or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) which owns beneficially more than 5% of any class of the Company's outstanding equity securities.

Reports of Beneficial Ownsership.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports of ownership and changes in ownership of Company securities with the SEC and to furnish the Company with copies of all such reports. It also requires directors, officers and persons who beneficially own more than ten percent (10%) of the Company's stock to file initial reports of ownership and subsequent reports of changes in ownership with the SEC and the NYSE. In making this statement, the Company has relied on copies of reports that have been filed with the Commission.

     In 1995, Mr. Robert H. Young inadvertently failed to file with the SEC on a timely basis a Form 4 report involving the sale of 250 shares of Common Stock of the Company which he beneficially owns. Except for the foregoing, based solely on a review of the copies of such reports prepared and filed with the Commission during 1995 by the Company's executive officers and directors, and on written representations that no other reports were required, the Company believes its directors and executive officers have complied with all Section 16(a) filing requirements. The Company does not have a ten percent holder.


REPORT OF THE COMPENSATION COMMITTEE OF CENTRAL VERMONT PUBLIC SERVICE
CORPORATION

Executive Compensation.

     The philosophy of the Compensation Committee (Committee), with regard to executive compensation, is to maintain a total compensation pay package which, by virtue of its design and target levels, enables the Company to recruit the best talent for our jobs, to retain high performing employees by strongly rewarding exceptional performance, to encourage employees to develop their skills and abilities; and encourages and supports performance and decisions that strengthen the Company financially and strategically, including service to the customer.

Base Annual Salary.

     It is the policy of the Committee to establish salaries within a range that surrounds the 50th percentile of salaries of similar positions as reported in the annual Executive Compensation Survey conducted by the Edison Electric Institute, adjusted to reflect the size of the Company as determined by revenues.

     Within this range the salary is determined based on an evaluation of the individual's qualifications, experience and performance. Increases are limited by a merit increase budget pool, which is established annually. The size of the pool, which is then distributed among executive officers based on an evaluation of their contribution, is based on published salary management planning surveys, which report the planned merit increase budgets of other companies.

Management Incentive Compensation Plans.

     The Company's executive officers participate in the core utility Management Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to focus the efforts of the executive team on the achievement of challenging and demanding corporate objectives. When corporate performance reaches or exceeds the specified annual performance objectives, an award is granted. A well-directed incentive plan, in conjunction with competitive salaries, provides a level of compensation which fully rewards the skills and efforts of the executives.

     Participants are designated annually by the Board of Directors. In 1995, eleven executive officers were eligible to participate including the named executive officers in the Summary Compensation Table.

     During 1995 the Compensation Committee restructured the Incentive Plan as follows:

     It established a financial performance threshold, below which no incentive awards would be paid. The threshold is calibrated against the allowed return on equity. The degree to which the allowed return on equity is achieved generates a pool which is available to fund incentive payouts.

     The pool funds awards, but performance measures must also be met in the following areas to receive an award. Each measure is equally weighted.

     Return on equity. While this measure is used to establish the incentive pool, it is also one of the measures which is assessed in determining distribution of the pool.

     Operating costs and efficiency. Measures the cost of operating and maintenance expense expressed as a percent of kilowatt hour sales, as compared to budgeted expense levels.

     Retail customer satisfaction index. Measures service reliability by compiling the combined number and duration of outages in the current year, and the result of this calculation must be a 5% reduction as measured against the previous five-year average.

     Individual performance. Based on advice and recommendation from the Chief Executive Officer for others reporting to him, the Committee evaluates individual officer performance.

     If the maximum payout on all of the standards were to be achieved, the total award would represent 30% of base salary for the Chief Executive Officer, 25% of base salary for the Chief Operating Officer, 20% for Senior Vice Presidents and Vice Presidents, and 15% for designated Assistant Officers. The amount of the payout, if any, to be awarded under the Company's Incentive Plan for 1995 has not yet been determined.

     Catamount Energy Corporation, a wholly owned subsidiary of the Company, also has an Incentive Plan for officers of Catamount approved annually by its Board of Directors. Officers of the Company who are also officers of Catamount may be granted a discretionary award by the Board based upon the performance of Catamount and the Board's subjective evaluation of each officer's individual contribution to that performance.

     The amounts paid under the Catamount Incentive Plan were based solely on the profitable sale of a portion of the Company's interest in the Appomattox project. Amounts paid under the Catamount Incentive Plan for 1995 are set forth in the Bonus column of the Summary Compensation Table.

Long-Term Incentives.

     The Committee views the Company's long-term Stock Option Plan for Key Employees (Stock Option Plan), approved by the stockholders, as an important component in its strategy for attracting and retaining executives of high caliber and helps to motivate them to increase shareholder value.

     The options are granted to executive officers annually by the full Board on recommendation of the Committee. In 1995, ten of the Company's executive officers received options including the named executive officers in the Summary Compensation Table. The number of options is determined by reference to the annual Edison Electric Institute Executive Compensation Survey, with data statistically adjusted to reflect company size. This determination is further validated by calculations made in accordance with the Black-Scholes option pricing model. All awards are provided by means of non-qualified stock options which have an exercise price equal to 100% of the Fair Market Value of the Common Stock of the Company on the date of grant. The options will have value only if the Company's stock price increases. The Committee's policy is that the exercise price of stock options should not be amended after grant, except in the event of a stock dividend, stock split or other change in corporate structure or capitalization affecting the Company's Common Stock.

     The Stock Option Plan is effective for ten years terminating in 1997. Any new plan will require stockholder approval.

     Stock options are exercisable in whole or in part from the date of grant for a period of ten years and one day but in no event later than three years after retirement from the Company. Options granted under the Stock Option Plan are not transferrable except upon the death of the optionee and during his or her lifetime are exercisable only by him or her. The options terminate immediately upon termination of employment for cause or after a specified period in the case of termination of employment for any other reason.

     It is the policy of the Committee not to compensate officers through the use of perquisites. A car is provided to the Chief Executive Officer and periodic medical examinations for all officers. There are no other perquisites provided to any officer.

     The Company is eligible for tax deductions for compensation paid to its officers, as each officer's compensation is less than the one million dollar pay cap enacted by Congress as part of the Omnibus Budget Reconciliation Act effective 1994.

     The Committee retains the services of an independent expert to advise it with respect to the extent to which its pay practices are consistent with prevailing industry standards. With the assistance of its advisor, it aggressively reviews its plans each year to assure that it competitively pays and rewards executives to act in the interests of the ratepayers and the shareholders.

                               Preston Leete Smith, Chairman
                               Frederic H. Bertrand
                               Elizabeth Coleman
                               F. Ray Keyser, Jr.
                               Gordon P. Mills



Five-Year-Shareholder Return Comparison.

     The Securities and Exchange Commission requires that the Company include in this proxy statement a line-graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with the S&P 500 Stock
Index and either a published industry or line-of-business index or an index of peer companies selected by the Company. The Board of Directors has selected for its peer group index a stock index compiled by the Edison Electric
 Institute (EEI), because the Board feels it is the most comprehensive and representative in as much as it includes stock performance data for 100 investor-owned electric utility companies.



               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                 CENTRAL VERMONT, EEI 100 ELECTRICS, S & P 500


     Measurement Period         CVPS        EEI           S&P 500
     (Fiscal Year Covered)

     Measurement Pt-12/31/90    $100        $100          $100

     FYE 12/31/91               $136.21     $128.87       $130.34
     FYE 12/31/92               $157.85     $138.69       $140.25
     FYE 12/31/93               $142.35     $154.11       $154.32
     FYE 12/31/94               $100.79     $136.28       $156.42
     FYE 12/31/95               $105.93     $178.55       $214.99

Assumes $100 Invested on December 31, 1990
*Total Return Assumes Quarterly Reinvestment of Dividends


Item 13.  Certain Relationships and Related Transactions.

Report of Indemnification and Advancement of Expenses.

     As described above under the caption "Legal Proceedings" each of the directors and certain former directors of the Company are named defendants in the Shareholder Suit. In accordance with Article XI of the Company's By-Laws and applicable provision of the Vermont Business Corporation ACT (VBCA), the Company during 1995 advanced funds to pay the cost of such directors defense of the Shareholder Suit, in the aggregate amount of approximately $367,000. As required by the Company's By-Laws and the VBCA, each of such directors have agreed to repay advances made by the Company on his or her behalf if it is ultimately determined that such director did not meet applicable standards of conduct. Such standards require that the director have acted in good faith and in a manner that he or she reasonably believed (as to actions in his or her official capacity with the Company) was in the Company's best interests, or (in all other cases) was at least not opposed to the Company's best interests. The Company intends to continue to advance funds for payment of the defendants' expenses in the Shareholder Suit to the extent permitted under the Company's By-Laws and the VBCA.

Compensation Committee Interlocks and Insider Participation.

     The Compensation Committee consists of non-employee directors and is responsible for reviewing and making recommendations to the Board of Directors concerning the compensation of officers of the Company and certain subsidiaries. The members of the Compensation Committee are also responsible for the administration of the Stock Option Plan for Key Employees. During 1995, the Compensation Committee held five meetings.

     During 1995, the Compensation Committee of the Board consisted of Preston Leete Smith, Frederic H. Bertrand, Elizabeth Coleman, F. Ray Keyser, Jr. and Gordon P. Mills. Thomas C. Webb, retired President and Chief Executive Officer, served as a member of the Board of Directors of S-K-I Ltd., its Stock Option Committee and Profit Sharing Retirement Trust Committee but not on its Executive Committee which generally performs the functions of a compensation committee. Preston Leete Smith, Chief Executive Officer of S K I Ltd., serves as a Director of CVPS and as Chairman of its Compensation Committee.

     Each of the members of the Compensation Committee is a named defendant in the Shareholder Suit. As described above, during 1995 the Company advanced, and intends to advance during 1996, the cost of the directors' defense of the Shareholder Suit in accordance with applicable provisions of the Company's By-Laws and Vermont law. See "Report of Indemnification and Advancement of Expenses" above.

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

            1.1  Consolidated Statement of Income, for
                  each of the three years ended
                  December 31, 1995

                 Consolidated Statement of Cash Flows,
                  for each of the three years ended
                  December 31, 1995

                 Consolidated Balance Sheet at December 31,
                  1995 and 1994

                 Consolidated Statement of Capitalization
                  at December 31, 1995 and 1994

                 Consolidated Statement of Changes in
                  Common Stock Equity for each of the
                  three years ended December 31, 1995

                 Notes to Consolidated Financial Statements

     (a)2.  Financial Statement Schedules:

            2.1  Central Vermont Public Service Corporation and
                  its wholly owned subsidiaries:

                   Schedule II - Reserves for each of the
                    three years ended December 31, 1995

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


         (a)3.  Exhibits (* denotes filed herewith)

            Each document described below is incorporated by reference to the appropriate exhibit numbers and the Commission file numbers indicated in parentheses, unless the reference to the document is marked as follows:

            * - Filed herewith.

Exhibit 3  Articles of Incorporation and By-Laws


  *  3-1   By-Laws, as amended August 7, 1995. (Exhibit 3-1, Form 10-Q
           September 30, 1995, File No. 1-8222)

     3-2 Articles of Association, as amended August 11, 1992. (Exhibit 3-2, 1992 10-K, File No. 1-8222)

Exhibit 4 Instruments defining the rights of security holders, including Indentures

     Incorporated herein by reference:

     4-1 Mortgage dated October 1, 1929, between the Company and Old Colony Trust Company, Trustee, securing the Company's First Mortgage Bonds. (Exhibit B-3, File No. 2-2364)

     4-2 Supplemental Indenture dated as of August 1, 1936. (Exhibit B-4, File No. 2-2364)

     4-3   Supplemental Indenture dated as of November 15, 1943.
           (Exhibit B-3, File No. 2-5250)

     4-4 Supplemental Indenture dated as of December 1, 1943. (Exhibit B-4, File No. 2-5250)

     4-5 Directors' resolutions adopted December 14, 1943, establishing the Series C Bonds and dealing with other related matters.
           (Exhibit B-5, File No. 2-5250)

     4-6 Supplemental Indenture dated as of April 1, 1944. (Exhibit B-6, File No. 2-5466)

     4-7 Supplemental Indenture dated as of February 1, 1945. (Exhibit 7.6, File No. 2-5615) (22-385)

     4-8 Directors' resolutions adopted April 9, 1945, establishing the Series D Bonds and dealing with other matters. (Exhibit 7.8, File No. 2-5615 (22-385)

     4-9   Supplemental Indenture dated as of September 2, 1947.
           (Exhibit 7.9, File No. 2-7489)

     4-10 Supplemental Indenture dated as of July 15, 1948, and directors' resolutions establishing the Series E Bonds and dealing with other matters. (Exhibit 7.10, File No. 2-8388)

     4-11 Supplemental Indenture dated as of May 1, 1950, and directors' resolutions establishing the Series F Bonds and dealing with other matters. (Exhibit 7.11, File No. 2-8388)

     4-12 Supplemental Indenture dated August 1, 1951, and directors' resolutions, establishing the Series G Bonds and dealing with other matters. (Exhibit 7.12, File No. 2-9073)

     4-13 Supplemental Indenture dated May 1, 1952, and directors' resolutions, establishing the Series H Bonds and dealing with other matters. (Exhibit 4.3.13, File No. 2-9613)

     4-14 Supplemental Indenture dated as of July 10, 1953. (July, 1953 Form 8-K, File No. 1-8222)

     4-15 Supplemental Indenture dated as of June 1, 1954, and directors' resolutions establishing the Series K Bonds and dealing with other matters. (Exhibit 4.2.16, File No. 2-10959)

     4-16 Supplemental Indenture dated as of February 1, 1957, and directors' resolutions establishing the Series L Bonds and dealing with other matters. (Exhibit 4.2.16, File No. 2-13321)

     4-17 Supplemental Indenture dated as of March 15, 1960. (March, 1960 Form 8-K, File No. 1-8222)

     4-18 Supplemental Indenture dated as of March 1, 1962. (March, 1962 Form 8-K, File No. 1-8222)

     4-19 Supplemental Indenture dated as of March 2, 1964. (March, 1964 Form 8-K, File No, 1-8222)

     4-20 Supplemental Indenture dated as of March 1, 1965, and directors' resolutions establishing the Series M Bonds and dealing with other matters. (April, 1965 Form 8-K, File No. 1-8222)

     4-21 Supplemental Indenture dated as of December 1, 1966, and directors' resolutions establishing the Series N Bonds and dealing with other matters. (January, 1967 Form 8-K, File No. 1-8222)

     4-22 Supplemental Indenture dated as of December 1, 1967, and directors' resolutions establishing the Series O Bonds and dealing with other matters. (December, 1967 Form 8-K, File No. 1-8222)

     4-23 Supplemental Indenture dated as of July 1, 1969, and directors' resolutions establishing the Series P Bonds and dealing with other matters. (Exhibit B.23, July, 1969 Form 8-K, File No. 1-8222)

     4-24 Supplemental Indenture dated as of December 1, 1969, and directors' resolutions establishing the Series Q Bonds January, and dealing with other matters. (Exhibit B.24, January, 1970 Form 8-K, File No. 1-8222)

     4-25 Supplemental Indenture dated as of May 15, 1971, and directors' resolutions establishing the Series R Bonds and dealing with other matters. (Exhibit B.25, May, 1971, Form 8-K, File No. 1-8222)

     4-26 Supplemental Indenture dated as of April 15, 1973, and directors' resolutions establishing the Series S Bonds and dealing with other matters. (Exhibit B.26, May, 1973, Form 8-K, File No. 1-8222)

     4-27 Supplemental Indenture dated as of April 1, 1975, and directors' resolutions establishing the Series T Bonds and dealing with other matters. (Exhibit B.27, April, 1975, Form 8-K, File No. 1-8222)

     4-28 Supplemental Indenture dated as of April 1, 1977. (Exhibit 2.42, File No. 2-58621)

     4-29 Supplemental Indenture dated as of July 29, 1977, and directors' resolutions establishing the Series U, V, W, and X Bonds and dealing with other matters. (Exhibit 2.43, File No. 2-58621)

     4-30 Thirtieth Supplemental Indenture dated as of September 15, 1978, and directors' resolutions establishing the Series Y Bonds and dealing with other matters. (Exhibit B-30, 1980 Form 10-K, File No. 1-8222)

     4-31 Thirty-first Supplemental Indenture dated as of September 1, 1979, and directors' resolutions establishing the Series Z Bonds and dealing with other matters. (Exhibit B-31, 1980 Form 10-K, File No. 1-8222)

     4-32 Thirty-second Supplemental Indenture dated as of June 1, 1981, and directors' resolutions establishing the Series AA Bonds and dealing with other matters. (Exhibit B-32, 1981 Form 10-K, File No. 1-8222)

     4-45 Thirty-third Supplemental Indenture dated as of August 15, 1983, and directors' resolutions establishing the Series BB Bonds and dealing with other matters. (Exhibit B-45, 1983 Form 10-K, File No. 1-8222)

     4-46 Bond Purchase Agreement between Merrill, Lynch, Pierce, Fenner & Smith, Inc., Underwriters and The Industrial Development Authority of the State of New Hampshire, issuer and Central Vermont Public Service Corporation. (Exhibit B-46, 1984 Form 10-K, File
           No. 1-8222)

     4-47 Thirty-Fourth Supplemental Indenture dated as of January 15, 1985, and directors' resolutions establishing the Series CC Bonds and Series DD Bonds and matters connected therewith. (Exhibit B-47, 1985 Form 10-K, File No. 1-8222)

     4-48 Bond Purchase Agreement among Connecticut Development Authority and Central Vermont Public Service Corporation with E. F. Hutton & Company Inc. dated December 11, 1985. (Exhibit B-48, 1985 Form 10-K, File No. 1-8222)

     4-49 Stock-Purchase Agreement between Vermont Electric Power Company, Inc. and the Company dated August 11, 1986 relative to purchase of Class C Preferred Stock. (Exhibit B-49, 1986 Form 10-K, File No. 1-8222)

     4-50 Thirty-Fifth Supplemental Indenture dated as of December 15, 1989 and directors' resolutions establishing the Series EE, Series FF and Series GG Bonds and matters connected therewith. (Exhibit 4-50, 1989 Form 10-K, File No. 1-8222)

     4-51 Thirty-Sixth Supplemental Indenture dated as of December 10, 1990 and directors' resolutions establishing the Series HH Bonds and matters connected therewith. (Exhibit 4-51, 1990 Form 10-K, File No. 1-8222)

     4-52 Thirty-Seventh Supplemental Indenture dated December 10, 1991 and directors' resolutions establishing the Series JJ Bonds and matters connected therewith. (Exhibit 4-52, 1991 Form 10-K, File No. 1-8222)

     4-53 Thirty-Eight Supplemental Indenture dated December 10, 1993 establishing Series KK, LL, MM, NN, OO. (Exhibit 4-53, 1993 Form 10-K, File No. 1-8222)

Exhibit 10  Material Contracts  (*Denotes filed herewith)

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

     10.6 Copy of agreement dated July 16, 1966, and letter supplement dated July 16, 1966, between Velco and Public Service Company of New Hampshire relating to purchase of single unit power from Merrimack II. (Exhibit C-9, File No. 2-26485)

           10.6.1 Copy of Letter Agreement dated July 10, 1968, modifying Exhibit A. (Exhibit C-10, File No. 2-32917)

     10.7 Copy of Capital Funds Agreement between the Company and Vermont Yankee dated as of February 1, 1968. (Exhibit C-11, File No. 70-4611)

           10.7.1 Copy of Amendment dated March 12, 1968. (Exhibit C-12, File No. 70-4611)

           10.7.2 Copy of Amendment dated September 1, 1993. (Exhibit 10.7.2, 1994 Form 10-K, File No. 1-8222)

     10.8 Copy of Power Contract between the Company and Vermont Yankee dated as of February 1, 1968. (Exhibit C-13, File No. 70-4591)

           10.8.1 Amendment dated April 15, 1983. (Exhibit 10.8.1, 1993 Form 10-K, File No. 1-8222)

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

            10.16.3  Amendment dated July 1, 1977. (Exhibit 10.16.3, 1993
                     Form 10-K, File No. 1-8222)

            10.16.4 Amendment dated August 1, 1977. (Exhibit 10.16.4, 1993 Form 10-K, File No. 1-8222)

            10.16.5 Amendment dated August 15, 1978. (Exhibit 10.16.5, 1993 Form 10-K, File No. 1-8222)

            10.16.6 Amendment dated January 31, 1979. (Exhibit 10.16.6, 1993 Form 10-K, File No. 1-8222)

            10.16.7 Amendment dated February 1, 1980. (Exhibit 10.16.7, 1993 Form 10-K, File No. 1-8222)

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

            10.16.22 Amendment dated October 1, 1990. (Exhibit 10-203,
                     1990 Form 10-K, File No. 1-8222)

            10.16.23 Amendment dated September 15, 1992. (Exhibit
                     10.16.23, 1992 Form 10-K, File No. 1-8222)

            10.16.24 Amendment dated May 1, 1993. (Exhibit 10.16.24, 1993
                     Form 10-K, File No. 1-8222)

            10.16.25 Amendment dated June 1, 1993. (Exhibit 10.16.25, 1993
                     Form 10-K, File No. 1-8222)

            10.16.26 Amendment dated June 1, 1994. (Exhibit 10.16.26, 1994
                     Form 10-K, File No. 1-8222)

     *      10.16.27 Thirty-Second Amendment dated September 1, 1995.
                     (Exhibit 10.16.27, Form 10-Q dated September 30, 1995, File No. 1-8222)

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

            10.17.3 Amendment dated February 15, 1975. (Exhibit C-26, File No. 2-53819)

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

            10.18.2 Addendum dated as of January 17, 1975, by which Burlington Electric Department became a party thereto. (Exhibit C-35, File No. 2-55458)

     10.19 Agreement dated as of May 1, 1973, for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units among Public Service Company of New Hampshire and other utilities, including Velco. (Exhibit C-36, File No. 2-48966)

            10.19.1  Amendments dated May 24, 1974, June 21, 1974,
                     September 25, 1974, October 25, 1974, and January 31, 1975. (Exhibit C-37, File No. 2-53674)

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

            10.19.5 Sixth Amendment dated as of April 18, 1979. (Exhibit C-83, File No. 2-64294)

            10.19.6 Seventh Amendment dated as of April 18, 1979. (Exhibit C-84, File No. 2-64294)

            10.19.7 Eighth Amendment dated as of April 25, 1979. (Exhibit C-85, File No. 2-64815)

            10.19.8 Ninth Amendment dated as of June 8, 1979. (Exhibit C-86, File No. 2-64815)

            10.19.9 Tenth Amendment dated as of October 10, 1979. (Exhibit C-87, File No. 2-66334)

            10.19.10 Eleventh Amendment dated as of December 15, 1979.
                     (Exhibit C-88, File No.2-66492)

            10.19.11 Twelfth Amendment dated as of June 16, 1980.
                     (Exhibit C-89, File No. 2-68168)

            10.19.12 Thirteenth Amendment dated as of December 31, 1980.
                     (Exhibit C-90, File No. 2-70579)

            10.19.13 Fourteenth Amendment dated as of June 1, 1982.
                     (Exhibit C-104, 1982 Form 10-K, File No. 1-8222)

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

            10.19.17 Eighteenth Amendment dated March 14, 1986. (Exhibit
                     10-137, 1986 Form 10-K, File No. 1-8222)

            10.19.18 Nineteenth Amendment dated May 1, 1986. (Exhibit
                     10-138, 1986 Form 10-K, File No. 1-8222)

            10.19.19 Twentieth Amendment dated September 19, 1986.
                     (Exhibit 10-139, 1986 Form 10-K, File No. 1-8222)

            10.19.20 Amendment No. 22 dated January 13, 1989. (Exhibit
                     10-193, 1989 Form 10-K, File No. 1-8222)

     10.20 Transmission Support Agreement dated as of May 1, 1973, among Public Service Company of New Hampshire and other utilities, including Velco, with respect to New Hampshire Nuclear Units. (Exhibit C-39, File No. 2-48966)

     10.21 Sharing Agreement - 1979 Connecticut Nuclear Unit dated September 1, 1973, to which the Company is a party. (Exhibit C-40, File No. 2-50142)

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

            10.25.1 Revision dated April 1, 1975. (Exhibit C-61, 1981 Form 10-K, File No. 1-8222)

            10.25.2  Amendment dated May 6, 1988. (Exhibit 10-181, 1988
                     Form 10-K, File No. 1-8222)

            10.25.3  Amendment dated June 26, 1989. (Exhibit 10-196, 1989
                     Form 10-K, File No. 1-8222)

            10.25.4  Amendment dated July 1, 1989. (Exhibit 10-197, 1989
                     Form 10-K, File No. 1-8222)

            10.25.5 Amendment dated February 1, 1992. (Exhibit 10.25.5, 1992 Form 10-K, File No. 1-8222)

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

     10.49 Vermont Transmission and Interconnection Agreement between New England Power Company and Central Vermont Public Service Corporation and Green Mountain Power Corporation with the consent of Vermont Electric Power Company, Inc., dated May 1, 1985. (Exhibit C-128, 1985 Form 10-K, File No. 1-8222)

     10.50 Service Contract Agreement between the Company and the State of Vermont for distribution and sale of energy from St. Lawrence power projects (NYPA Power) dated as of June 25, 1985.
            (Exhibit C-130, 1985 Form 10-K, File No. 1-8222)

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

            10.56.2 Amendment No. 2 dated October 1, 1991. (Exhibit 10.56.2, 1991 Form 10-K, File No. 1-8222)

            10.56.3  Amendment No. 3 dated December 31, 1994.
                     (Exhibit 10.56.3, 1994 Form 10-K, File No. 1-8222)

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

*           A   10.71.1 Amendment dated October 2, 1995.

 A   10.72  Directors' Supplemental Deferred Compensation Plan dated
            November 4, 1985. (Exhibit 10-188, 1988 Form 10-K, File No.
            1-8222)

*           A   10.72.1 Amendment dated October 2, 1995.

 A   10.73  Management Incentive Compensation Plan as adopted September 9,
            1985. (Exhibit 10-189, 1988 Form 10-K, File No. 1-8222)

            A 10.73.1 Revised Management Incentive Plan as adopted February 5, 1990. (Exhibit 10-200, 1989 Form 10-K,
                File No. 1-8222)

*           A   10.73.2 Revised Management Incentive Plan dated May 2, 1995.

 A   10.74  Officers' Change of Control Agreements as approved October 3,
            1988. (Exhibit 10-190, 1988 Form 10-K, File No. 1-8222)

 A   10.78  Stock Option Plan for Non-Employee Directors dated April 30,
            1993. (Exhibit 10.78, 1993 Form 10-K, File No. 1-8222)

 A   10.79  Officers Insurance Plan dated November 15, 1993.
            (Exhibit 10.79, 1993 Form 10-K, File No. 1-8222)

*           A   10.79.1 Amendment dated October 2, 1995.

 A   10.80  Directors' Supplemental Deferred Compensation Plan dated
            January 1, 1990. (Exhibit 10.80, 1993 Form 10-K, File No. 1-8222)

*           A   10.80.1 Amendment dated October 2, 1995.

 A   10.81  Officers' Supplemental Deferred Compensation Plan dated
            January 1, 1990. (Exhibit 10.81, 1993 Form 10-K, File No. 1-8222)

A - Compensation related plan, contract, or arrangement.



21.  Subsidiaries of the Registrant

*    21.1  List of Subsidiaries of Registrant

23.  Consents of Experts and Counsel

*    23.1  Consent of Independent Public Accountants

27.  Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company filed the following reports on Form 8-K during the quarter ended December 31, 1995:

          1. Item 5. Other Events, dated October 2, 1995 re: CVPS President Thomas C. Webb to retire at year's end.

Report of Independent Public Accountants
  To the Board of Directors of
  Central Vermont Public Service Corporation:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Central Vermont Public Service Corporation's annual report to shareholders, included in this Form 10-K, and have issued our report thereon dated February 5, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 5, 1996

                                                               Schedule II


                      CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          AND ITS WHOLLY OWNED SUBSIDIARIES


                                        Reserves

                              Year ended December 31, 1995



                                                  Additions
                               Balance at    Charged to  Charged                         Balance at
                               beginning     costs and   to other                          end of
                                of year       expenses   accounts       Deductions          year
Reserves deducted from assets
 to which they apply:
                                                         $ 80,978(1)
                                                          644,277(2)
Reserve for uncollectible                                 200,000(3)
 accounts receivable                                     --------
                               $  967,732    $1,074,327  $925,255       $1,415,708(4)    $1,551,606
                               ==========    ==========  ========       ==========       ==========


Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,450,284    $  350,522      -          $ 292,313(5)    $3,508,493
Other                             213,287        82,478      -                -            295,765
                               ----------    ----------                 ---------       ----------
                               $3,663,571    $  433,000                 $ 292,313       $3,804,258
                               ==========    ==========  ========       ==========       ==========


Reserve shown separately:

Injuries and damages reserve   $  225,580          -         -                -          $  225,580
                               ==========                                                ==========




(1) Amount due from collection agency.
(2) Collections of accounts previously written off.
(3) Transferred from miscellaneous receivables.
(4) Uncollectible accounts written off.
(5) Retirements of rental water heaters.

                                                                        Schedule II


                      CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          AND ITS WHOLLY OWNED SUBSIDIARIES


                                        Reserves

                              Year ended December 31, 1994



                                                  Additions
                               Balance at    Charged to  Charged                         Balance at
                               beginning     costs and   to other                          end of
                                of year       expenses   accounts       Deductions          year
Reserves deducted from assets
 to which they apply:

                                                         $ 71,210(1)
Reserve for uncollectible                                 335,718(2)
 accounts receivable                                     --------
                               $  936,080     $547,490   $406,928       $  922,766(3)    $  967,732
                               ==========    ==========  ========       ==========       ==========


Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,428,944     $265,309        -         $  243,969(4)    $3,450,284
Other                              68,153      145,134(5)     -                -            213,287
                               ----------     --------                  ----------       ----------
                               $3,497,097     $410,443                  $  243,969       $3,663,571
                               ==========    ==========                 ==========       ==========


Reserve shown separately:

Injuries and damages reserve   $  225,580          -          -                -         $  225,580
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


                      CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          AND ITS WHOLLY OWNED SUBSIDIARIES


                                       Reserves

                             Year ended December 31, 1993



                                                  Additions
                               Balance at    Charged to  Charged                         Balance at
                               beginning     costs and   to other                          end of
                                of year       expenses   accounts       Deductions          year
Reserves deducted from assets
 to which they apply:

                                                         $ 64,809(1)
Reserve for uncollectible                                 324,081(2)
 accounts receivable                                     --------
                               $1,079,806     $960,000   $388,890       $1,492,616(3)    $  936,080
                               ==========     ========   ========       ==========       ==========


Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,334,201     $352,547        -         $  257,804(4)    $3,428,944
Other                              41,052       27,101        -                -             68,153
                               ----------     --------                  ----------       ----------
                               $3,375,253     $379,648                  $  257,804       $3,497,097
                               ==========    ==========                 ==========       ==========


Reserve shown separately:

Injuries and damages reserve   $  242,901          -          -         $   17,321(5)    $  225,580
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


                               CENTRAL VERMONT PUBLIC SERVICE
                               CORPORATION


                               By    /s/ Robert H. Young
                                  ------------------------------
                                  Robert H. Young, President and
                                   Chief Executive Officer

March 27, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      DATE                                NAME AND TITLE
-----------------               -----------------------------------------



March 27, 1996                    /s/ Robert H. Young
                                ---------------------------------------
                                Robert H. Young
                                President and Chief Executive Officer
                                and Director


March 27, 1996                   /s/ Francis J. Boyle
                                ---------------------------------------
                                Francis J. Boyle, Vice President -
                                Finance and Administration and
                                Chief Financial Officer
                                (Principal Financial Officer)


March 27, 1996                   /s/ James M. Pennington
                                ---------------------------------------
                                James M. Pennington, Controller
                                (Principal Accounting Officer)


March 27, 1996                   /s/ F. Ray Keyser, Jr.
                                ---------------------------------------
                                F. Ray Keyser, Jr.
                                Chairman of the Board and Director


March 27, 1996                   /s/ Frederic H. Bertrand
                                ---------------------------------------
                                Frederic H. Bertrand
                                Director


March 27, 1996                   /s/ Robert P. Bliss, Jr.
                                ---------------------------------------
                                Robert P. Bliss, Jr.
                                Director


March 27, 1996                   /s/ Elizabeth Coleman
                                ---------------------------------------
                                Elizabeth Coleman
                                Director


March 27, 1996                   /s/ Luther F. Hackett
                                ---------------------------------------
                                Luther F. Hackett
                                Director


March 27, 1996                   /s/
                                ---------------------------------------
                                Mary Alice McKenzie
                                Director


March 27, 1996                   /s/ Gordon P. Mills
                                ---------------------------------------
                                Gordon P. Mills
                                Director


March 27, 1996                   /s/ Preston Leete Smith
                                ---------------------------------------
                                Preston Leete Smith
                                Director


March 27, 1996                   /s/ Robert D. Stout
                                ---------------------------------------
                                Robert D. Stout
                                Director