Form 10-Q
period 1996-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1996-05-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1996


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X       No ____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1996 there were outstanding 11,562,348 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents


                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the three months ended March 31, 1996 and 1995            3


            Consolidated Balance Sheet as of March 31, 1996 and
             December 31, 1995                                             4


            Consolidated Statement of Cash Flows for the three
             months ended March 31, 1996 and 1995                          5


            Notes to Consolidated Financial Statements                   6-9


            Summarized income statement information for Vermont
             Yankee Nuclear Power Corporation                             10


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11-17


PART II.  OTHER INFORMATION                                            18-20


SIGNATURE                                                                 21

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      PART I - FINANCIAL INFORMATION

                      Item 1.  Financial Statements
          CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                        (Dollars in thousands, except per share amounts)
                                           (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                           1996        1995

Operating Revenues                                       $84,246     $86,863
                                                         -------     -------
Operating Expenses
  Operation
    Purchased power                                       37,272      39,175
    Production and transmission                            4,850       5,153
    Other operation                                        9,175       9,990
  Maintenance                                              2,835       2,448
  Depreciation                                             4,436       4,187
  Other taxes, principally property taxes                  2,817       2,693
  Taxes on income                                          8,625       8,289
                                                         -------     -------
  Total operating expenses                                70,010      71,935
                                                         -------     -------
Operating Income                                          14,236      14,928
                                                         -------     -------
Other Income and Deductions
  Equity in earnings of affiliates                           801         837
  Allowance for equity funds during construction              21         106
  Other income, net                                        2,381         690
  Provision for income taxes                                (229)       (228)
                                                         -------     -------
  Total other income and deductions, net                   2,974       1,405
                                                         -------     -------
Total Operating and Other Income                          17,210      16,333
                                                         -------     -------
Interest Expense
  Interest on long-term debt                               2,353       2,417
  Other interest                                             150         196
  Allowance for borrowed funds during construction           (51)        (76)
                                                         -------     -------
  Total interest expense, net                              2,452       2,537
                                                         -------     -------
Net Income                                                14,758      13,796

Retained Earnings at Beginning of Period                  66,422      55,575
                                                         -------     -------
                                                          81,180      69,371

Cash Dividends Declared
  Preferred stock                                            507         507
  Common stock                                             2,318          (3)
                                                         -------     -------
  Total dividends declared                                 2,825         504
                                                         -------     -------

Retained Earnings at End of Period                       $78,355     $68,867
                                                         =======     =======

Earnings Available For Common Stock                      $14,251     $13,289

Average Shares of Common Stock Outstanding            11,590,748  11,712,047

Earnings Per Share of Common Stock                         $1.23       $1.13

Dividends Paid Per Share of Common Stock                    $.20        $.20

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        CONSOLIDATED BALANCE SHEET
                                      (Dollars in thousands)


                                                      March 31    December 31
                                                        1996          1995
                                                     (Unaudited)

Assets
Utility Plant, at original cost                       $447,793      $453,784
  Less accumulated depreciation                        141,598       136,057
                                                      --------      --------
                                                       306,195       317,727
  Construction work in progress                         16,904         8,108
  Nuclear fuel, net                                      1,022         1,167
                                                      --------      --------
  Net utility plant                                    324,121       327,002
                                                      --------      --------
Investments and Other Assets
  Investments in affiliates, at equity                  26,769        26,464
  Non-utility investments                               25,652        22,622
  Non-utility property, less accumulated depreciation    4,629         2,896
                                                      --------      --------
  Total investments and other assets                    57,050        51,982
                                                      --------      --------
Current Assets
  Cash and cash equivalents                             27,179        11,962
  Special deposits                                         489         3,868
  Accounts receivable                                   22,106        21,374
  Unbilled revenues                                      5,607        11,177
  Materials and supplies, at average cost                3,698         4,023
  Prepayments                                            2,777         3,607
  Other current assets                                   3,960         4,564
                                                      --------      --------
  Total current assets                                  65,816        60,575
                                                      --------      --------
Regulatory Assets and Other Deferred Charges            48,331        50,503
                                                      --------      --------
Total Assets                                          $495,318      $490,062
                                                      ========      ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares   $ 70,715      $ 70,715
  Other paid-in capital                                 45,257        45,251
  Treasury stock (195,100 shares, at cost)              (2,628)       (2,628)
  Retained earnings                                     78,355        66,422
                                                      --------      --------
  Total common stock equity                            191,699       179,760
  Preferred and preference stock                         8,054         8,054
  Preferred stock with sinking fund requirements        20,000        20,000
  Long-term debt                                       119,138       120,142
                                                      --------      --------
  Total capitalization                                 338,891       327,956
                                                      --------      --------
Long-term Lease Arrangements                            19,115        19,385
                                                      --------      --------
Current Liabilities
  Short-term debt                                          900        13,505
  Current portion of long-term debt                      1,000           -
  Accounts payable                                       3,373         4,726
  Accounts payable - affiliates                          9,278        10,559
  Accrued income taxes                                   9,425         1,497
  Dividends declared                                       507           507
  Other current liabilities                             28,834        26,101
                                                      --------      --------
  Total current liabilities                             53,317        56,895
                                                      --------      --------
Deferred Credits
  Deferred income taxes                                 56,946        57,191
  Deferred investment tax credits                        7,906         8,003
  Other deferred credits                                19,143        20,632
                                                      --------      --------
Total deferred credits                                  83,995        85,826
                                                      --------      --------
Total Capitalization and Liabilities                  $495,318      $490,062
                                                      ========      ========

                CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                           (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                            1996       1995

Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $14,758    $13,796
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                         4,436      4,187
       Deferred income taxes and investment tax credits      (148)     1,927
       Allowance for equity funds during construction         (21)      (106)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            1,260     (3,159)
       Amortization of conservation & load management
        costs                                                 841        841
       Amortization of restructuring costs                     61        270
       Decrease in accounts receivable                      4,663      4,699
       Increase (decrease) in accounts payable             (1,866)     3,768
       Increase in accrued income taxes                     7,928      3,737
       Decrease in other working capital items              5,185      1,431
       Other, net                                          (1,043)       164
                                                          -------    -------
     Net cash provided by operating activities             36,054     31,555
                                                          -------    -------
  Investing Activities
     Construction and plant expenditures                   (4,240)    (5,251)
     Conservation and load management expenditures           (485)      (384)
     Investments in affiliates                               (130)        49
     Non-utility investments                                 (441)      (809)
     Other investments, net                                  (107)        38
                                                          -------    -------
     Net cash used for investing activities                (5,403)    (6,357)
                                                          -------    -------
  Financing Activities
     Repurchase of common stock                               -         (311)
     Short-term debt, net                                 (12,605)   (10,584)
     Retirement of long-term debt                              (4)    (4,234)
     Common and preferred dividends paid                   (2,825)    (3,356)
                                                          -------    -------
     Net cash used for financing activities               (15,434)   (18,485)
                                                          -------    -------
Net Increase in Cash and Cash Equivalents                  15,217      6,713
Cash and Cash Equivalents at Beginning of Period           11,962      7,559
                                                          -------    -------
Cash and Cash Equivalents at end of Period                $27,179    $14,272
                                                          =======    =======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $   224    $   389
    Income taxes (net of refunds)                         $ 1,075    $ 2,853

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996


Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Note 2 - Environmental

     The Company is engaged in various operations and activities which subject it to inspection and supervision by both Federal and state regulatory authorities including the United States Environmental Protection Agency (EPA). It is Company policy to comply with all environmental laws. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having jurisdiction, the Company believes it is in compliance, in all material respects, with all pertinent environmental laws and regulations.

     Company operations occasionally result in unavoidable, inadvertent releases of regulated substances or materials, for example the rupture of a pole mounted transformer, or a broken hydraulic line. Whenever the Company learns of such a release, the Company responds in a timely fashion and in a manner that complies with all Federal and state requirements. Except as discussed in the following paragraphs, the Company is not aware of any instances where it has caused, permitted or suffered a release or spill on or about its properties or otherwise which will likely result in any material environmental liabilities to the Company.

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

Cleveland Avenue Property One such site is the Company's Cleveland Avenue property located in the City of Rutland, Vermont, a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl (PCB) contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies in the late 1980's and early 1990's to determine the magnitude and extent of the contamination. The Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. Site investigation continued over the next several years.

     In January of 1995, the Company was formally contacted by the EPA asking for written consent to conduct a site evaluation of the Cleveland Avenue property. That evaluation has been completed. The Company does not believe the EPA's evaluation changes its potential liability so long as the State remains satisfied that reasonable progress continues to be made in remediating the site and retains oversight of the process.

     In 1995, as part of that process, the Company's consultant completed its risk assessment report and submitted it to the State for review. The State generally agreed with that assessment but expressed a number of concerns. The Company has addressed almost all of the concerns expressed by the State and continues to work with the State in a joint effort to develop a mutually acceptable solution.

     The Company selected a consulting/engineering firm to develop and implement a remediation plan for the site and to collect additional data.
That firm has begun work at the site. It will collect the additional data requested by the State and will use all the data gathered to date to formulate a comprehensive remediation plan. The additional data gathered to date has not caused the Company to alter its original estimate of the likely cost of remediating the site.

PCB, Inc. In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two related sites, one in the state of Kansas and the other in the state of Missouri (the "Sites"). During the mid-1980's, these Sites received materials containing PCBs from hundreds of sources, including the Company. The Company has complied with the information request and will monitor EPA activities at the Sites. At this time, there has been no estimate of the cost to remediate the Sites. Therefore, the Company cannot predict whether the Sites represent the potential for a material adverse effect on its financial condition or results of operations. However, given the fact EPA has identified more than 1,000 Potentially Responsible Parties (PRPs), and, based on information currently available to the Company that contamination at the Sites appears to be somewhat contained, any resulting liability is not expected to be significant.

     The Company faces potential liability arising from the alleged disposal of hazardous materials at three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill.

Bennington Landfill The Bennington Landfill is a Superfund site located in Bennington, Vermont. An investigation by the Company suggests that it is unlikely that it contributed a meaningful amount of hazardous substances, if any, to the site.

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

     During November 1994, the Company was notified that EPA had information indicating that the Company was a PRP with regard to the Bennington site. The EPA letter also requested that the Company participate with other PRPs in the response action described above and further made a demand against the Company and other PRPs for reimbursement of an aggregate of $.85 million in costs EPA had incurred in responding to conditions at the site.

     The original PRP Group reformed into a larger group, incorporating additional PRPs, including the Company, to undertake the remedial response, reimburse EPA's response expenses of $3 million it spent on its Engineering Evaluation/Cost Analysis. The Company determined its interests would be best served by participating in the larger PRP Group while at the same time exploring the possibility of a "De Minimis" settlement with the EPA, either alone or as part of a group, premised on its minimal contribution to the site.

     Negotiations between the PRP Group and the EPA continue. The PRP Group and EPA recently reached a tentative agreement. Under the terms of that agreement, and a related internal allocation, the Company's liability would be less than $100,000. If a final settlement is not achieved, the Company will continue to explore its settlement options, individually and as a part of a group of "De Minimis" parties. If all efforts at settlement fail, the Company will defend any contribution action brought by the other PRPs or the EPA.

Parker Landfill The Parker Landfill is a Superfund site located in Lyndonville, Vermont. In 1989, the Company received an information request from the EPA. An investigation conducted at the time concluded that the Company occasionally sent general trash to the site, and that said trash did not include hazardous substances. In May 1994, the Company received a second EPA request seeking additional information. A renewed investigation by the Company supported its earlier conclusion that the Company had not sent hazardous substances to the site. In summer of 1994, EPA announced its proposed preferred remedy for this site with an estimated total present net worth cost of $28.2 million. At this time, based on the information available, the Company does not believe that this site represents a material potential liability. Currently, the Company is considered a PIP for the site. The Company has complied with the information requests and will monitor EPA activities at the site.

Trafton-Hoisington Landfill The Trafton-Hoisington Landfill was a municipal and industrial landfill in the Town of Windsor, Vermont. The site is presently a state led site although placement on the National Priorities List remains a possibility. The State of Vermont has reached an agreement with a small group of PRPs to conduct a site investigation. The Company was contacted by these PRPs seeking a contribution toward the cost of the site investigation. In response to that request, the Company conducted an investigation and concluded that it had not sent significant amounts of hazardous substances to the site. Accordingly, the Company has advised the PRPs it will not make any contribution towards those expenses.

     At this time, the Company does not believe these landfill sites represent the potential for a material adverse effect on its financial condition or results of operations but it will continue to monitor activities at the sites. The Company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the Company to incur material remediation expenses, nor has the EPA or other Federal or state agency sought contribution from the Company for the study or remediation of any such sites.

Note 3 - Accounts Receivable

     At March 31, 1996 and December 31, 1995, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.

     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, are set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.7 million and $5.3 million, respectively, at March 31, 1996 and $4.4 million and $7.6 million, respectively, at December 31, 1995.

     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.5 million and $1.6 million at March 31, 1996 and December 31, 1995, respectively.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION


     Summarized income statement information for Vermont Yankee Nuclear Power Corporation follows (dollars in thousands, except per share amounts):


                                                   Three Months Ended
                                                        March 31
                                                    1996        1995

     Operating revenues                            $39,756     $51,375
     Operating expenses                             36,315      47,543
                                                   -------     -------
          Operating income                           3,441       3,832
     Other income, net                                 629         537
                                                   -------     -------
          Total operating and other income           4,070       4,369
     Interest expense                                2,472       2,611
                                                   -------     -------
          Net income                               $ 1,598     $ 1,758
                                                   =======     =======

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               March 31, 1996


Earnings Overview

     Earnings available for common stock and earnings per share of common stock for the three months ended March 31, 1996 were $14.3 million and $1.23 compared to $13.3 million and $1.13 for the corresponding period last year.

     The increase in earnings for the first quarter of 1996 results from insurance proceeds of approximately $1.3 million partially offset by a reserve of approx-imately $.2 million for potential losses associated with a wholesale customer described below. Combined, these items contributed $.10 per share of common stock to first quarter earnings.

     On April 30, 1996, the Company received a rate order from the Vermont Public Service Board (PSB) generally approving an agreement reached with the Vermont Department of Public Service (DPS). The agreement provides for a 5.5% increase in Vermont retail rates effective with bills rendered on June 1, 1996 and an additional 2% increase effective January 1, 1997. When fully implemented, these increases will produce new annual revenues of approximately $16 million.

     The PSB order caps the Company's allowed return on common equity in its Vermont retail business at 11% for 1996 and 1997. For additional information see Rates and Regulation below.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three months ended March 31, 1996 and 1995 (and the related percentage changes from 1995) is set forth below:

                                           Three Months Ended March 31
                                                   Percentage                       Percentage
                                      MWH           Increase     Revenues (000's)    Increase
                               1996         1995   (Decrease)    1996        1995   (Decrease)
Residential                   285,355      273,698    4.3       $34,481     $32,867      4.9
Commercial                    231,408      218,523    5.9        28,204      27,148      3.9
Industrial                    104,330      111,274   (6.2)        9,438       9,942     (5.1)
Other retail                    1,787        1,893   (5.6)          442         448     (1.3)
                              -------      -------              -------     -------
  Total retail sales          622,880      605,388    2.9        72,565      70,405      3.1
                              -------      -------              -------     -------
Resale sales:
  Firm                            605        3,715  (83.7)           23         178    (87.1)
  Entitlement                 136,941      245,816  (44.3)        6,689      12,089    (44.7)
  Other                       184,935      133,283   38.8         4,304       3,202     34.4
                              -------      -------              -------     -------
    Total resale sales        322,481      382,814  (15.8)       11,016      15,469    (28.8)
                              -------      -------              -------     -------
Other revenues                    -            -       -            665         989    (32.8)
                              -------      -------              -------     -------
  Total sales                 945,361      988,202   (4.3)      $84,246     $86,863     (3.0)
                              =======      =======              =======     =======

     The increase in retail revenues of 3.1% is attributable to a 2.9% increase in total retail MWH sales. For the quarter, residential and commercial MWH sales increased 4.3% and 5.9%, respectively, reflecting the normal cold weather experienced during the first quarter of 1996. Industrial MWH sales and revenues decreased 6.2% and 5.1%, respectively, as a result of increased natural snowfall during 1996 reducing ski areas' megawatt-hour requirements for snow making.

     Primarily due to the expiration, in October 1995, of a five year sale of part of the Company's interest in the output of Vermont Yankee and Merrimack #2 and lower sellback of Hydro-Quebec power, entitlement MWH sales and revenues decreased 44.3% and 44.7%, respectively.

     The 51,652 MWH increase ($1.1 million) in other resale sales resulted principally from increased long and short-term system capacity and off-system sales to other utilities in New England, partially offset by a decrease in MWH sales to NEPOOL.

     In April 1996, Vermont Electric Cooperative, Inc. (VEC) and Vermont Electric Generation and Transmission Company, Inc. (VEGTC) filed for bankruptcy under Chapter 11 and Chapter 7, respectively. Accordingly, during the first quarter of 1996, the Company reduced revenues associated with power sales and transmission service transactions between the Company and through its affiliate, Vermont Electric Power Company, Inc., with VEC and VEGTC. Thus, other revenues decreased 32.8% or $.3 million for the first quarter of 1996 compared to the same period last year.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three months ended March 31, 1996 and 1995 are as follows (dollars in thousands):
                                    1996                       1995
                              Units       Amount         Units       Amount
Purchased and produced:
  Capacity (MW)                  473      $19,952           589      $21,271
  Energy (MWH)               907,851       17,320       948,523       17,904
                                          -------                    -------
     Total purchased power
      costs                                37,272                     39,175
Production fuel (MWH)        105,217          539       102,023          570
                                          -------                    -------
     Total purchased power and
      production fuel costs                37,811                     39,745
Entitlement and other resale
  sales (MWH)                321,876       10,993       379,099       15,291
                                          -------                    -------
     Net purchased power and
      production fuel costs               $26,818                    $24,454
                                          =======                    =======

     The Company's net purchased power and production fuel costs increased $2.4 million compared to the same period last year. Although capacity costs and energy costs decreased by $1.3 million and $.6 million, respectively, these decreases were offset by a net $4.3 million reduction in entitlement and other resale sales described above. The decrease in capacity costs results from less MW purchased amounting to $4.2 million partially offset by an increase in price of $2.9 million. Energy costs were lower due to a 4.3% decrease in the amount of MWH purchased amounting to $.8 million offset by a price increase of $.2 million.

     The Company owns and operates 20 hydroelectric generating units and two gas turbines and one diesel peaking unit with a combined capability of 70.1 MW. The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit; Wyman #4, a 619 MW oil-fired unit; and Millstone Unit #3, an 1154 MW nuclear unit.

     The Company owns a 2% equity interest in Connecticut Yankee (Haddam Neck Plant) and a 1.7303% joint-ownership interest in the Millstone Unit #3 (Unit #3) of the Millstone Nuclear Power Station. These two plants are operated by Northeast Utilities (NU).

     By letter dated March 7, 1996, the Nuclear Regulatory Commission (NRC) ordered NU to submit a plan within 30 days verifying operational compliance with licensing documentation at Unit #3 and the Haddam Neck Plant, or risk having the plants shut down. This order followed non-compliances discovered at two of NU's other nuclear units.

     On March 30, 1996, Unit #3 was shut down by the licensee following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain assumed events.

     The NRC, by letter dated April 4, 1996, ordered NU to submit, no later than seven days prior to the restart of Unit #3, information describing the actions taken to ensure that future operation of Unit #3 will be conducted in accordance with the terms and conditions of its operating license, NRC regulations and the plant's Updated Final Safety Analysis Report. The letter also requires that certain specific technical issues be resolved to the NRC's satisfaction prior to restarting Unit #3. The most recent letter also indicates that since the March 7, 1996 letter, the NRC has identified programmatic issues and design deficiencies at Unit #3 that are similar in nature to two of NU's other nuclear units which are currently not operating.

     NU expects to file the necessary response for the restarting of Millstone Unit #3 by July 2, 1996. The Company cannot, at this time, predict the NRC's reaction to the response or the expected date that Unit #3 will return to service. While Unit #3 is out of service, the Company will incur incremental replacement power costs estimated at $250,000 to $300,000 per month. In addition, the Company will incur incremental operation and maintenance costs of approximately $433,000 for 1996.

     Due to the April 4, 1996 letter, it was no longer necessary for NU to respond to the March 7, 1996 letter regarding Unit #3. Accordingly, on April 8, 1996, NU responded to the NRC's March 7, 1996 request for information for the Haddam Neck Plant only. NU, in its response to the NRC, committed to:
1) develop the Haddam Neck Plant Project Completion Plan (Completion Plan) and submit it to the NRC by May 30, 1996, 2) complete an in-depth analysis of the underlying issues and concerns by August 31, 1996, and 3) execute the Completion Plan by December 31, 1997.

     The May 30, 1996 response will also include additional information requested by the NRC team as a result of a two-week inspection in April 1996 of the Haddam Neck Plant. The response will include the specific findings and the broader implications of the findings. Also, the NRC team, at the completion of its two-week inspection of the Haddam Neck Plant, concluded that the plant is safe to continue operating.

Other Operation

     The decrease of $.9 million in other operation expenses for the first quarter of 1996 results primarily from a decrease in Conservation and Load Management (C&LM) costs and uncollectible accounts.

Maintenance

     The increase in maintenance expenses of $.4 million or 15.8% for the first quarter of 1996 compared to the same period in 1995 is attributable to service restoration activities after winter storms and maintenance of the Company's hydroelectric projects. Nuclear maintenance expenses associated with the Company's joint-ownership interest in Millstone Unit #3 also increased for the period.

Other Income, Net

     For the first quarter of 1996, other income, net increased primarily due to insurance proceeds of approximately $1.3 million.

Other Interest Expense

     As a result of lower interest rates and decreased short-term debt levels, other interest expense declined for the three months ended March 31, 1996.

Cash Dividends Declared

Common

     The increase in common dividends declared results from the advanced declaration in December 1994 of the dividend payable February 15, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities generated $36.0 million and $31.6 million for the three months ended March 31, 1996 and 1995, respectively.

     The Company ended the first quarter of 1996 with cash and cash equivalents of $27.2 million, an increase of $15.2 million from the beginning of the year. The increase in cash for the first quarter of 1996 was the result of $36.0 million provided by operating activities, $5.4 million used for investing activities and $15.4 million used for financing activities.

Operating Activities

     Approximately $19.2 million was provided from net income before non-cash items, primarily depreciation. Fluctuations in working capital provided $15.9 million.

Investing Activities

     Construction and plant expenditures consumed approximately $4.2 million, about $.5 million was used for C&LM programs, $.6 million for non-utility investments and $.1 million for investments in affiliates.

Financing Activities

     Dividends paid on common stock were $2.3 million, while preferred stock dividends were $.5 million. Short-term obligations repaid totaled
$12.6 million.

Competition

     As described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K, management believes the Company meets the requirement of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," but continues to evaluate significant changes in the regulatory and competitive environment to ensure and assess the Company's overall consistency with the criteria of SFAS No. 71. If in the future, the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material. Although these conditions do not currently exist, the Company anticipates future competition will place pressure on both unit sales and the prices the Company can charge. As a result, increased competitive pressure in the electric utility industry may restrict the Company's ability to establish prices to recover embedded costs and may lead to a significant change in the manner rates are set by regulators from cost-based regulation to a different form of regulation that approximates market conditions. Singly or together these events may give rise to the discontinuance of SFAS No. 71 and, in addition, could diminish the Company's ability to recover its embedded costs of providing service.

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


     In Vermont, the PSB by Order dated October 17, 1995, opened a process requiring all 22 electric utilities in Vermont to file proposed restructuring plans by mid-1996. The goal, as set forth in the Order, is to achieve restructuring by January 1, 1998. The Company released its vision statement for a restructured electric industry to interested parties on January 26, 1996 and expects to file a detailed vision with the PSB in mid-1996.

     The Company's vision statement provides for full recovery of prudently incurred utility investments and obligations that may become stranded as a result of restructuring in the electric industry. Potentially, costs that are currently being recovered in rates could become stranded in the future if the Company were unable to reflect such costs in its rates after restructuring. Sources of potential stranded costs would include any then above market purchased power contracts or generation costs, nuclear decommissioning obligations, unrecovered regulatory assets, as well as other unrecovered investments and commitments made as a provider of electric utility service. Recovery of stranded costs would be sought from customers through a mandatory distribution "wires" charge for access to the distribution system.

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

     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC), directed by the New Hampshire legislature, has begun the process of establishing a Pilot Program (Pilot) to determine the implications of retail competition in the electric utility industry. The Pilot is for a two-year period beginning in May 1996 and will be open to all electric utilities and to all classes of customers in New Hampshire, although only 3% of customers will be selected to participate. The Company is competing as a full service provider to acquire additional load currently served by other New Hampshire utilities and to retain load currently served by Connecticut Valley Electric Company Inc., the Company's wholly owned New Hampshire subsidiary. In April 1996, the New Hampshire legislature passed legislation requiring New Hampshire electric utilities to file restructuring plans by June 1997.

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

     The Company's capital structure ratios as of March 31, 1996 (including amounts of long-term debt due within one year), consisted of 56.4% common equity, 8.3% preferred stock and 35.3% long-term debt.

     Based on issues outstanding at March 31, 1996, the Company's mandatory sinking fund requirements for long-term debt due within the next twelve-month period is $1.0 million. The Company has no preferred stock subject to mandatory sinking fund requirements.

     Current credit ratings for the Company's securities as of May 1996 are as follows:

                                   Duff &       Standard
                                   Phelps       & Poor's
                                   ------       --------
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

     SmartEnergy, also a wholly owned subsidiary of the Company, maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. There are no outstanding borrowings under this facility.

     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

C&LM Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Total C&LM expenditures in 1995 were $4.8 million, and are expected to be approximately $5.1 million in 1996. Negotiations, between the DPS and the Company, to establish spending levels for 1997 began in March of 1996.

Diversification

     Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in four operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. In addition, Catamount has interests in two projects under construction located in Glenns Ferry and Rupert, Idaho.

     SmartEnergy was formed for the purpose of profitably providing reliable, energy-efficient products and services, including the rental of electric water heaters.

Rates and Regulation

     The Company recognizes adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through automatic rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996, to offset the increasing cost of providing service. Approximately $29.0 million or 93.5% of the rate increase request is to recover increased purchased power costs. On February 13, 1996, the Company reached an agreement with the DPS regarding this rate increase request. On April 30, 1996 the Company received a rate order from the PSB generally approving the agreement.

     Under the terms of the Agreement approved by the PSB, the Company will increase its Vermont retail rates 5.5% effective June 1, 1996 and 2% effective January 1, 1997. In addition, the Agreement caps the Company's allowed return on common equity in its Vermont retail business for 1996 and 1997 at 11%, by requiring the Company to reduce deferred C&LM costs to the extent its Vermont retail return on common equity would otherwise exceed 11%, and prohibits the Company from seeking any increase in Vermont retail rates which would become effective before January 1, 1998, except for extraordinary circumstances. The Agreement also requires the Company to recognize in 1997, for accounting purposes, approximately $5.8 million in power cost reductions associated with a recently executed Memorandum of Understanding with Hydro-Quebec and to file for a rate reduction if the Company is successful in negotiating any further modifications to the Contract with Hydro-Quebec that result in a reduction in the cost of power from Hydro-Quebec between February 12, 1996 and December 31, 1997.

     In its April 30, 1996 Order, the PSB modified the February 13, 1996 Agreement reached with the DPS by removing only one of the two penalties imposed in the PSB's October 31, 1994 Order. Although the PSB's April 30, 1996 Order supports the Agreement's removal of the penalty associated with the Company's efforts to acquire cost-effective energy efficiency resources, it only suspends the penalty for the alleged mismanagement of power supply options through the later of January 1, 1998 or the next investigation into the Company's rates. After this period, the rate consequences of the penalty, a 0.75% reduction in the Company's authorized Vermont retail return on common equity, will be reimposed unless the Company demonstrates in future proceedings that it has adequately met the standards for removal as established by the PSB in its Orders issued October 31, 1994 and April 30, 1996.

     During proceedings related to the April 30, 1996 Order, certain intervening parties petitioned the PSB for a management audit of the Company. In an Order dated April 10, 1996, the PSB severed the management audit issue from the rate proceeding. The PSB held a status conference on May 6, 1996 to address whether there should be such an audit as well as other related issues.

New Accounting Pronouncements

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets and requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. Based on the current regulatory rate-making process, the adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations. The Company did not adopt the accounting option of SFAS No. 123, "Accounting for Stock-Based Compensation," but adopted the required audited pro forma disclosure. Based on the requirements of the pronouncement, the pro forma effects on earnings and earnings per share are not expected to be material.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

              On March 20, 1992, Sunnyside Cogeneration Associates filed suit in the United States District Court for the District of Vermont against the Company, CV Energy Resources, Inc. (CVER) and a subsidiary of CVER alleging damages in excess of five million dollars resulting from the parties' inability to come to agreement on the terms of CVER's proposed investment in the plaintiff's waste coal cogeneration facility under construction in Sunnyside, Utah. The Company filed an answer denying the allegations and both sides have filed motions for summary judgment which were denied. The plaintiff has also submitted its Requests for Finding of Fact, in which it claims damages of approximately $8.7 million. The case is expected to be tried in the second half of 1996. The Company has denied liability and is vigorously defending itself.

               On December 30, 1994, a lawsuit was filed in the United States District Court for the District of Vermont, Civil Action No. 2:94-CV386, by Bradford E. White, Michel J. Messier and John A. Wasik, against the Company, its present directors and certain former directors. This lawsuit (the "Shareholder Suit"), which purports to be on behalf of a class of consumers as well as on behalf of the Company's stockholders in enforcing the rights of the Company, alleges, among other things, (i) that F. Ray Keyser, Jr., Chairman of the Company's Board of Directors, violated Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diversification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and (iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders. The Shareholder Suit seeks an unspecified amount of damages (including treble damages against Mr. Keyser), attorney's fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself deny the allegations against them and intend to vigorously defend the Shareholder Suit. The Company and its directors have filed a Motion to Dismiss which is currently pending before the Court.

Items 2 and 3.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Registrant held its Annual Meeting of Stockholders on May 7, 1996.

         (b) Directors elected whose terms will expire in 1999:

                                             Votes For   Votes Witheld

                 Elizabeth Coleman           9,511,619      896,736
                 Preston Leete Smith        10,020,670      387,685
                 Robert H. Young            10,061,889      346,466

             Other Directors whose terms will expire in 1998:

                 Luther F. Hackett
                 F. Ray Keyser, Jr.
                 Gordon P. Mills

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

              Nine parties intervened in the Company's Tariff filing. On April 28, 1995, the FERC issued a deficiency letter asking for more information in a number of areas. The Company filed a timely response to the deficiency letter on June 14, 1995. Three parties filed protests in response to the Company filing, and one additional party filed a request for late intervention. The FERC accepted the Tariff for filing on August 14, 1995, suspended it and set it for hearing. The order allowed the Tariff to become effective August 15, 1995, subject to refund and subject to the outcome of the Open Access NOPR proceeding. The New Hampshire Electric Cooperative, Inc. began taking transmission service under the Tariff as of its effective date.

              The Company entered into negotiations with FERC Staff and intervenors and reached a settlement in principle in January and March 1996 on all rate issues contained in the Tariff filing. The settlement provided for resolution of several rate issues based on the outcome of the NOPR or other cases before the FERC. The non-rate issues will be decided based on the outcome of the NOPR. However, further discussions within Vermont and New England continue on at least some of the non-rate issues. This Settlement Agreement was filed with FERC on April 24, 1996.

              On April 24, 1996, the FERC approved three Orders covering regulations on open access transmission, stranded cost recovery, standards of conduct, and Open Access Same-time Information Systems (OASIS). FERC also issued a notice of proposed rulemaking, proposing that open access tariffs be replaced with single capacity reservation tariff (similar to natural gas tariffs) beginning in 1998. Each utility will be required to adopt the terms and conditions of the new pro forma tariff within sixty days of the publication of the rule in the Federal Register, probably on or around July 1, 1996.

         (b) As ordered by the NHPUC in Connecticut Valley's 1994 C&LMPA docket, the Company entered into negotiations with the NHPUC Staff to redesign the RS-2 wholesale rate under which Connecticut Valley purchases power from the Company. The redesign features marginal cost based energy and capacity charges for all energy and capacity purchases above or below a base level. Such negotiations concluded at the end of 1994. A summary report was filed with the NHPUC on February 13, 1995. The NHPUC issued an order approving the summary report in June 1995. The Company is preparing the FERC filing which it expects to file in 1996. The redesigned rate is structured such that Connecticut Valley's cost under the existing average cost rate structure of wholesale power will be lower than it would have if Connecticut Valley's growth rate exceeds that of the Company's Vermont retail operations.

         (c) Robert G. Kirn, Vice President-Engineering and Operations, and Robert de R. Stein, Senior Vice President-Energy Resources and External Markets, resigned from the Company effective June 28, 1996 and August 30, 1996, respectively.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                   EXHIBIT INDEX

             Exhibit

             27.  Financial Data Schedule.

         (b) Item 5. Other Events, dated March 30, 1996 re: Millstone Unit #3 was filed on April 10, 1996.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                                  (Registrant)



                                   By          Francis J. Boyle
                                        ___________________________________
                                        Francis J. Boyle, Vice President,
                                         Finance and Administration and
                                         Principal Financial Officer



                                   By          James M. Pennington
                                        ___________________________________
                                        James M. Pennington, Controller and
                                         Principal Accounting Officer









Dated May 13, 1996