Form 10-Q
period 1996-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1996-08-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   Form 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1996



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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1996 there were outstanding 11,519,748 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                   Form 10-Q

                               Table of Contents



                                                                         Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained
             Earnings for the three and six months ended
             June 30, 1996 and 1995                                       3


            Consolidated Balance Sheet as of June 30, 1996 and
             December 31, 1995                                            4


            Consolidated Statement of Cash Flows for the six
             months ended June 30, 1996 and 1995                          5


            Notes to Consolidated Financial Statements                   6-8


            Summarized income statement information for Vermont
             Yankee Nuclear Power Corporation                             9



  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        10-18



PART II.  OTHER INFORMATION                                             19-20



SIGNATURES                                                                21

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                    Three Months Ended      Six Months Ended
                                                          June 30                June 30
                                                     1996        1995       1996        1995
Operating Revenues                                 $61,390     $62,846    $145,636    $149,709
                                                   -------     -------    --------    --------
Operating Expenses
  Operation
    Purchased power                                 36,439      37,691      73,711      76,866
    Production and transmission                      4,842       5,205       9,692      10,358
    Other operation                                  8,445      10,352      17,620      20,342
  Maintenance                                        3,582       3,146       6,417       5,594
  Depreciation                                       4,444       4,324       8,880       8,511
  Other taxes, principally property taxes            2,649       2,429       5,466       5,122
  Taxes on income                                     (407)       (615)      8,218       7,674
                                                   -------     -------    --------    --------
  Total operating expenses                          59,994      62,532     130,004     134,467
                                                   -------     -------    --------    --------
Operating Income (Loss)                              1,396         314      15,632      15,242
                                                   -------     -------    --------    --------
Other Income and Deductions
  Equity in earnings of affiliates                     852         783       1,653       1,620
  Allowance for equity funds during construction        27          47          48         153
  Other income (expenses), net                        (694)        142       1,687         832
  Benefit (provision) for income taxes                 397         201         168         (27)
                                                   -------     -------    --------    --------
  Total other income and deductions, net               582       1,173       3,556       2,578
                                                   -------     -------    --------    --------
Total Operating and Other Income                     1,978       1,487      19,188      17,820
                                                   -------     -------    --------    --------
Interest Expense
  Interest on long-term debt                         2,365       2,373       4,718       4,790
  Other interest                                       125         210         275         406
  Allowance for borrowed funds during construction     (65)        (33)       (116)       (109)
                                                   -------     -------    --------    --------
  Total interest expense, net                        2,425       2,550       4,877       5,087
                                                   -------     -------    --------    --------

Net Income (Loss)                                     (447)     (1,063)     14,311      12,733

Retained Earnings at Beginning of Period            78,355      68,867      66,422      55,575
                                                   -------     -------    --------    --------
                                                    77,908      67,804      80,733      68,308

Cash Dividends Declared
  Preferred stock                                      507         507       1,014       1,014
  Common stock                                       4,848       2,335       7,166       2,332
                                                   -------     -------    --------    --------
  Total dividends declared                           5,355       2,842       8,180       3,346
                                                   -------     -------    --------    --------

Retained Earnings at End of Period                 $72,553     $64,962     $72,553    $ 64,962
                                                   =======     =======     =======    ========

Earnings (Losses) Available for Common Stock         $(954)    $(1,570)    $13,297    $ 11,719

Average Shares of Common Stock Outstanding      11,545,763  11,676,201  11,568,256  11,694,025

Earnings (Losses) Per Share of Common Stock          $(.08)      $(.13)      $1.15       $1.00

Dividends Paid Per Share of Common Stock             $ .20       $ .20       $ .40       $ .40

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)

                                                       June 30     December 31
                                                         1996          1995

Assets
Utility Plant, at original cost                         $448,598      $453,784
  Less accumulated depreciation                          145,316       136,057
                                                       --------      --------
                                                         303,282       317,727
  Construction work in progress                           20,366         8,108
  Nuclear fuel, net                                          943         1,167
                                                       --------      --------
  Net utility plant                                      324,591       327,002
                                                       --------      --------
Investments and Other Assets
  Investments in affiliates, at equity                    26,686        26,464
  Non-utility investments                                 24,872        22,622
  Non-utility property, less accumulated depreciation      4,590         2,896
                                                       --------      --------
  Total investments and other assets                      56,148        51,982
                                                       --------      --------
Current Assets
  Cash and cash equivalents                               24,066        11,962
  Special deposits                                         1,072         3,868
  Accounts receivable                                     14,050        21,374
  Unbilled revenues                                        4,735        11,177
  Materials and supplies, at average cost                  3,825         4,023
  Prepayments                                              1,688         3,607
  Other current assets                                     3,961         4,564
                                                       --------      --------
  Total current assets                                    53,397        60,575
                                                       --------      --------
Regulatory Assets and Other Deferred Charges              47,365        50,503
                                                       --------      --------
Total Assets                                            $481,501      $490,062
                                                       ========      ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares     $ 70,715      $ 70,715
  Other paid-in capital                                   45,263        45,251
  Treasury stock (266,100 shares and 195,100 shares,
   respectively, at cost)                                (3,656)       (2,628)
  Retained earnings                                       72,553        66,422
                                                       --------      --------
  Total common stock equity                              184,875       179,760
  Preferred and preference stock                           8,054         8,054
  Preferred stock with sinking fund requirements          20,000        20,000
  Long-term debt                                         120,383       120,142
  Long-term lease arrangements                            18,845        19,385
                                                       --------      --------
  Total capitalization                                   352,157       347,341
                                                       --------      --------

Current Liabilities
  Short-term debt                                            -          13,490
  Current portion of long-term debt                        1,015            15
  Accounts payable                                         3,775         4,726
  Accounts payable - affiliates                            9,212        10,559
  Accrued income taxes                                     2,496         1,497
  Dividends declared                                       3,042           507
  Other current liabilities                               25,751        26,101
                                                       --------      --------
  Total current liabilities                               45,291        56,895
                                                       --------      --------
Deferred Credits
  Deferred income taxes                                   57,654        57,191
  Deferred investment tax credits                          7,808         8,003
  Other deferred credits                                  18,591        20,632
                                                       --------      --------
  Total deferred credits                                  84,053        85,826
                                                       --------      --------
Total Capitalization and Liabilities                    $481,501      $490,062
                                                       ========      ========

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                 June 30
                                                            1996        1995

Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $14,311     $12,733
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                         8,880       8,511
       Deferred income taxes and investment tax credits       658       3,512
       Allowance for equity funds during construction         (48)       (153)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            2,345      (6,091)
       Amortization of conservation & load management
        costs                                               2,038       1,681
       Amortization of restructuring costs                    122         540
       Decrease in accounts receivable                     14,543      13,220
       Increase (decrease) in accounts payable             (2,720)     (1,622)
       Increase (decrease) in accrued income taxes            999      (1,949)
       Change in other working capital items                2,480         (41)
       Other, net                                          (2,670)       (782)
                                                          -------     -------
     Net cash provided by operating activities             40,938      29,559
                                                          -------     -------
  Investing Activities
     Construction and plant expenditures                   (9,067)    (10,200)
     Conservation and load management expenditures           (809)     (2,118)
     Investments in affiliates                               (160)        (47)
     Non-utility investments                                  244          22
     Other investments, net                                  (121)        (64)
                                                          -------     -------
     Net cash used for investing activities                (9,913)    (12,407)
                                                          -------     -------
  Financing Activities
     Repurchase of common stock                            (1,042)     (1,053)
     Sale of treasury stock                                    14         -
     Short-term debt, net                                 (13,490)     (4,037)
     Long-term debt, net                                    1,241      (4,237)
     Common and preferred dividends paid                   (5,644)     (6,198)
                                                          -------     -------
     Net cash used for financing activities               (18,921)    (15,525)

Net Increase in Cash and Cash Equivalents                  12,104       1,627
Cash and Cash Equivalents at Beginning of Period           11,962       7,559
                                                          -------     -------
Cash and Cash Equivalents at end of Period                $24,066     $ 9,186
                                                          =======     =======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 4,663     $ 4,961
    Income taxes (net of refunds)                         $ 6,393     $ 6,119

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996


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

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain reclassifications have been made to the Consolidated Balance Sheet to conform with the current period's presentation.

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

     The Company selected a consulting/engineering firm to collect additional data and develop and implement a remediation plan for the site. That firm has begun work at the site. It will collect the additional data requested by the state and will use all the data gathered to date to formulate a comprehensive remediation plan. The additional data gathered to date has not caused the Company to alter its original estimate of the likely cost of remediating the site.

PCB, INC. In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two related sites, one in the state of Kansas and the other in the state of Missouri (the "Sites"). During the mid-1980's, these Sites received materials containing PCBs from hundreds of sources, including the Company. The Company has complied with the information request and will monitor EPA activities at the Sites. At this time, there has been no estimate of the cost to remediate the Sites. Therefore, the Company cannot predict whether the Sites represent the potential for a material adverse effect on its financial condition or results of operations. However, given the fact the EPA has identified more than 1,000 Potentially Responsible Parties (PRPs), and, based on information currently available to the Company that contamination at the Sites appears to be somewhat contained, any resulting liability is not expected to be significant.

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

PARKER AND TRAFTON-HOISINGTON LANDFILLS There have been no further developments involving the Company at these sites. The Company's investigations at the time it was originally contacted indicated that it contributed little if any hazardous substances to the sites. The Company has not been contacted by the EPA, the state or any of the PRPs since 1994. Therefore, the Company believes that the likelihood that these sites will cause the Company to accrue significant liability has significantly diminished. For historical information pertaining to these sites, refer to the Company's 1995 Form 10-K.

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

     The Company recently filed a Federal Law Suit against several insurance companies. In its complaint, the Company alleges that general liability policies issued by the insurer provide coverage for all expenses incurred or to be incurred by the Company in conjunction with, among others, the Cleveland Avenue Property and the Bennington Landfill sites.

Note 3 - Accounts Receivable

     At June 30, 1996 and December 31, 1995, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.

     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, are set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.2 million and $5.8 million, respectively, at June 30, 1996 and $4.4 million and $7.6 million, respectively, at December 31, 1995.

     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.4 million and $1.6 million at June 30, 1996 and December 31, 1995, respectively.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION


     Summarized income statement information for Vermont Yankee Nuclear Power Corporation follows (dollars in thousands, except per share amounts):


                                    Three Months Ended     Six Months Ended
                                          June 30               June 30
                                      1996      1995        1996      1995

Operating revenues                  $43,282   $47,043     $83,038   $98,418
Operating expenses                   39,287    43,187      75,602    90,730
                                    -------   -------     -------   -------

     Operating income                 3,995     3,856       7,436     7,688
Other income, net                       572       512       1,201     1,049
                                    -------   -------     -------   -------

     Total operating and
      other income                    4,567     4,368       8,637     8,737
Interest expense                      2,865     2,652       5,337     5,263
                                    -------   -------     -------   -------

     Net income                     $ 1,702   $ 1,716     $ 3,300   $ 3,474
                                    =======   =======     =======   =======

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                June 30, 1996

Earnings Overview

     The Company recorded losses for common stock of $1.0 million and $1.6 million for the three months ended June 30, 1996 and 1995, respectively. Losses per share of common stock for these respective periods were $.08 and $.13. Due to the Company's winter sales peak and higher winter rates, the Company normally experiences losses in the second and third quarter when sales are lower and rates are reduced.

     For the six months ended June 30, 1996 earnings available for common stock were $13.3 million compared to $11.7 million in 1995. Earnings per share of common stock for these respective periods were $1.15 and $1.00.

     The increase in earnings for the second quarter and first half is primarily due to the effect of the April 30, 1996 Vermont Public Service Board
(PSB) rate order, including the 5.5% retail rate increase that became effective with bills rendered June 1, 1996, the one-time gain from life insurance proceeds of approximately $1.3 million and other factors described in Results of Operations below.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and six months ended June 30, 1996 and 1995 (and the related percentage changes from 1995) is set forth below:

                                              Three Months Ended June 30
                                                      Percentage                     Percentage
                                         MWH           Increase    Revenues (000's)   Increase
                                   1996        1995   (Decrease)    1996      1995   (Decrease)
   Residential                    215,116     213,608     0.7      $21,719   $20,522     5.8
   Commercial                     208,941     205,968     1.4       19,952    18,875     5.7
   Industrial                      93,375      91,381     2.2        6,700     6,358     5.4
   Other retail                     1,819       1,831    (0.7)         463       451     2.7
                                  -------     -------              -------   -------
        Total retail sales        519,251     512,788     1.3       48,834    46,206     5.7

   Resale sales:
     Firm                             191         327   (41.6)          16        14    14.3
     Entitlement                  132,939     305,408   (56.5)       6,201    11,780   (47.4)
     Other                        200,524     160,128    25.2        4,906     3,704    32.5
                                  -------     -------              -------   -------
        Total resale sales        333,654     465,863   (28.4)      11,123    15,498   (28.2)
                                  -------     -------              -------   -------
   Other revenues                     -           -        -         1,433     1,142    25.5
                                  -------     -------              -------    ------
        Total sales               852,905     978,651   (12.8)     $61,390   $62,846    (2.3)
                                  =======     =======              =======   =======

                                                Six Months Ended June 30
                                                      Percentage                     Percentage
                                         MWH           Increase     Revenues (000's)  Increase
                                   1996        1995   (Decrease)    1996       1995  (Decrease)

   Residential                    500,471     487,306     2.7     $ 56,200   $ 53,389     5.3
   Commercial                     440,349     424,491     3.7       48,156     46,023     4.6
   Industrial                     197,705     202,655    (2.4)      16,138     16,300    (1.0)
   Other retail                     3,606       3,724    (3.2)         905        899      .7
                                ---------   ---------             --------   --------
        Total retail sales      1,142,131   1,118,176     2.1      121,399    116,611     4.1
                                ---------   ---------             --------   --------
   Resale sales:
     Firm                             796       4,042   (80.3)          39        192   (79.7)
     Entitlement                  269,880     551,224   (51.0)      12,890     23,869   (46.0)
     Other                        385,459     293,411    31.4        9,210      6,906    33.4
                                ---------   ---------             --------   --------
        Total resale sales        656,135     848,677   (22.7)      22,139     30,967   (28.5)
                                ---------   ---------             --------   --------
   Other revenues                     -           -        -         2,098      2,131    (1.5)
                                ---------   ---------             --------   --------
        Total sales             1,798,266   1,966,853    (8.6)    $145,636   $149,709    (2.7)


     Retail MWH sales for the second quarter ended June 30, 1996 increased 1.3%. However, retail revenues increased $2.6 million or 5.7% over last year due to a $2.1 million increase in price resulting from the 5.5% retail rate increase effective with bills rendered June 1, 1996 and $.5 million associated with the 1.3% increase in retail MWH sales. For the quarter, residential MWH sales were about the same as last year while commercial and industrial MWH sales increased 1.4% and 2.2%, respectively, reflecting more normal weather than during the corresponding 1995 quarter.

     For the first half of 1996, retail MWH sales increased 2.1% while retail revenues increased $4.8 million or 4.1% compared to last year. The revenue increase results from a $2.1 million increase in price due to the 5.5% retail rate increase and $2.7 million associated with the 2.1% increase in retail MWH sales. For the first half of 1996, residential and commercial MWH sales increased 2.7% and 3.7%, respectively, reflecting the normal cold weather experienced during the first quarter of 1996. Industrial MWH sales and revenues decreased 2.4% and 1.0%, respectively, as a result of increased natural snowfall during 1996 reducing ski areas' megawatt-hour requirements for snow making.

     Primarily due to the expiration in October 1995 of a five year sale of part of the Company's interest in the output of Vermont Yankee and Merrimack #2 and lower sellback of Hydro-Quebec power, entitlement MWH sales and revenues decreased for the second quarter and first half of 1996 compared to the same periods in 1995.

     The increase in other resale sales and revenues for the second quarter resulted primarily from increased short-term system capacity sales offset by a decrease in off-system sales to other utilities in New England. The increases for the first half are mostly due to increased short-term system capacity sales.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three and six months ended June 30, 1996 and 1995 are as follows (dollars in thousands):

                                                            Three Months Ended June 30
                                                          1996                     1995
                                                    Units     Amount         Units     Amount
     Purchased and produced:
       Capacity (MW)                                  547    $21,226           675    $21,071
       Energy (MWH)                               838,568     15,213       965,237     16,620
                                                             -------                  -------
          Total purchased power costs                         36,439                   37,691
     Production fuel (MWH)                         72,409        235        70,859        529
                                                             -------                  -------
          Total purchased power and
           production fuel costs                              36,674                   38,220
     Entitlement and other resale sales (MWH)     333,463     11,107       465,536     15,484
                                                             -------                  -------
          Net purchased power and production
           fuel costs                                        $25,567                  $22,736
                                                             =======                  =======

                                                             Six Months Ended June 30
                                                          1996                    1995
                                                    Units     Amount        Units     Amount
     Purchased and produced:
       Capacity (MW)                                  511    $41,178           632    $42,342
       Energy (MWH)                             1,746,419     32,533     1,913,760     34,524
                                                             -------                  -------
          Total purchased power costs                         73,711                   76,866
     Production fuel (MWH)                        177,626        774       172,882      1,099
                                                             -------                  -------
          Total purchased power and
           production fuel costs                              74,485                   77,965
     Entitlement and other resale sales (MWH)     655,338     22,100       844,635     30,775
                                                             -------                  -------
          Net purchased power and production
           fuel costs                                        $52,385                  $47,190
                                                             =======                  =======


     The Company's net purchased power and production fuel costs increased $2.8 million for the second quarter compared to the same period last year. Capacity costs were slightly higher than last year and energy costs decreased by $1.4 million. These variances were offset by a net $4.4 million reduction in entitlement and other resale sales described above. Although the Company purchased 19.0% less MW during the second quarter which decreased capacity costs $4.0 million, this was offset by a price increase of $4.2 million. Energy costs were lower due to a 13.1% decrease in the amount of MWH purchased amounting to $2.2 million offset by a price increase of $.8 million.

     For the first half of 1996, net purchased power and production fuel costs increased $5.2 million compared to the same period last year. Although capacity and energy costs decreased by $1.2 million and $2.0 million respectively, these decreases were offset by a net $8.7 million reduction in entitlement and other resale sales. The decrease in capacity costs results from less MW purchased amounting to $8.1 million partially offset by an increase in price of $6.9 million. Energy costs were lower due to an 8.7% decrease in the amount of MWH purchased amounting to $3.0 million offset by price increases of $1.0 million.

     The Company owns and operates 20 hydroelectric generating units and two gas turbines and one diesel peaking unit with a combined capability of
73.7 MW. The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit; Wyman #4, a 619 MW oil-fired unit; and Millstone Unit #3, an 1154 MW nuclear unit.

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in the Millstone Unit #3 of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities (NU). The Company also owns 2% and 3.5% equity interest in Maine Yankee and Yankee Atomic, respectively.

Millstone Unit #3

     On January 31, 1996, the Nuclear Regulatory Commission (NRC) placed the Millstone Nuclear Power Station on its "watch list" as a Category 2 facility which have been identified by the NRC as having weaknesses that require increased NRC attention until the licensee demonstrates a period of improved performance.

     The NRC issued a series of letters seeking assurances the Millstone Units would be operated in accordance with the terms of their operating licenses, their Updated Final Safety Analysis Reports and all NRC regulations before it would allow restart of the Millstone Units.

     On March 30, 1996, Millstone Unit #3 (Unit #3) was shut down by the licensee following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain assumed events.

     In a letter dated June 28, 1996, the NRC informed Northeast Utilities Service Company (NUSCO) a subsidiary of NU, that the Millstone Nuclear Power Station had been reclassified from a Category 2 facility to a Category 3 facility. Category 3 facilities are classified as having significant weaknesses that require maintaining the plant in shutdown condition until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. Also, the letter informed NUSCO that Category 3 designation requires the NRC staff to obtain NRC approval by vote prior to a plant returning to service.

     On July 2, 1996, NUSCO filed an extensive document, including an Operational Readiness Plan (ORP), with the NRC responding to a series of letters received from the NRC concerning Unit #3. The response outlines a revised corrective action program for the Millstone Nuclear Power Station in response to criticism of this program contained in a June 6 letter from the NRC. The July 2, 1996 filing identifies about 1,200 design and configuration discrepancies at Unit #3 of which about 600 will have to be resolved before Unit #3 can be returned to service. NUSCO believes that a small number of the remaining items will require hardware modifications and the balance can be resolved with additional inspections, documentation changes or additional analysis. The ORP for Unit #3 is presently being implemented and NUSCO's management estimates that it will be fully implemented by October 1996.

     On August 6, 1996, the chairman of the NRC announced that an independent review team would be created to review actions taken by NU prior to the restart of Unit #3. No formal action has been taken by the NRC to date in regard to the creation of the independent review team.

     However, NUSCO's management cannot predict, at this time, the results of the NRC's review of Unit #3 documentation, how long it will take NUSCO to demonstrate the effectiveness of the corrective action program to the NRC or the effect the independent review team will have on the timing of restart Unit #3 and what additional costs, if any.

     The incremental direct and replacement power costs associated with Unit #3 outages will depend on the length of time Unit #3 remains out of service, which is not known at this time. However, the Company estimates that while Unit #3 is out of service it will incur incremental replacement power costs estimated at $250,000 to $350,000 per month. In addition, the Company expects to incur incremental operation and maintenance costs during 1996 of about $750,000.

Connecticut Yankee

     On May 17, 1996, NU received a letter from the NRC indicating that recent inspections of the Connecticut Yankee (CY) nuclear unit revealed issues that were similar to those previously identified at Millstone Nuclear Power Station. Accordingly, the NRC requested that CY submit by May 30, 1996, a comprehensive list of design and configuration deficiencies identified at CY, together with a description of the actions taken in response to the deficiencies. In its compliance response, on May 30, 1996, CY stated that although several specific issues identified at CY are similar to those at Unit #1 of the Millstone Nuclear Power Station, the findings do not reach the same level as those identified at that facility. Also, CY stated that the fundamental problems that exist at Millstone Unit #1 are not present at CY.

     On July 22, 1996, the CY plant began an unscheduled outage as a precautionary measure to evaluate the plant's service water system, which provides cooling water to certain critical plant components. The shutdown began after an analysis of a hypothetical, though unlikely, accident scenario which demonstrates that the cooling water system might not perform its intended function. Based on preliminary engineering studies, NU estimated that the CY plant would return to service prior to mid-August 1996. Additional maintenance was expected to be completed during its 60-day scheduled refueling outage beginning September 21, 1996. On August 2, 1996, NU received a letter from the NRC identifying other potentially significant issues involving the "Residual Heat Removal, Service Water, and Feedwater Systems." Therefore, in order to make necessary improvements to the safety related systems, NU decided to begin the CY plant refueling outage on August 8, 1996. NU cannot currently estimate whether the refueling outage combined with the necessary improvements to the safety related systems will extend beyond the 60-day scheduled refueling outage.

     On August 9, 1996, NU received a letter from the NRC asking NU to "update and resubmit" the basis for continued operation of the CY plant previously submitted to the NRC. The NRC also requested NU to address the implications of recently identified instances of degraded or non-conforming conditions at the CY plant. NU must respond to the NRC letter within 30 days of its issuance.

     The Company cannot estimate, at this time, the length of the outage or the additional operating and maintenance costs associated with the outage.
The Company's incremental replacement power costs while the CY plant is out of service are estimated at about $140,000 per month.

Maine Yankee

     By order of the NRC, the 880-megawatt nuclear generating plant (Plant) located in Wiscasset, Maine is currently restricted to 90% of its approved power level.

     In response to concerns about Maine Yankee's analysis and the NRC's review of certain computer codes used in calculating the safety of the Plant in the event of some types of accidents, in mid-July 1996 an independent Safety Assessment Team (Team), commissioned by the NRC, began a four-week, on-site comprehensive review of the Plant's performance. The Team will perform a detail review of the licensing basis and operational safety performance of the Plant. The Team is responsible for analyzing whether the Plant has been operating in compliance with its operating license.

     On July 20, 1996, the Plant was shut down as a result of a potential problem discovered by Maine Yankee personnel related to the containment cooling system. The Plant is scheduled to return to service the week of August 11, 1996. The Company's share of the incremental operating and maintenance costs associated with the outage are minimal and the Company estimates incremental replacement power costs of about $150,000 through the date the Plant is expected to return to service.

Yankee Atomic

     In 1992, the Board of Directors of Yankee Atomic (YA) decided to permanently discontinue operation of their plant, and to decommission the facility. The Company relied on YA for less than 1.5% of its system capacity. Presently, purchased power costs billed to the Company by YA, which include a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail tariffs. The Company's share of remaining costs with respect to YA's decision to discontinue operation is approximately $7.0 million. This amount is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

     The Company believes that its proportionate share of YA costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the YA plant has not and will not have a material adverse effect on the Company's earnings or financial condition.

Other Operation

     The decrease in other operating expenses of $1.9 million and $2.7 million for the second quarter and first half of 1996, respectively, was primarily the result of accounting for the cumulative effects of certain Conservation and Load Management (C&LM) costs. Consistent with cost recovery allowed by the PSB in its April 30, 1996 rate order, the Company, during the second quarter, reversed approximately $1.4 million of C&LM expenses and recorded a regulatory asset. Lower administrative and general expenses and uncollectible accounts also contributed to the decreases for the periods.

Maintenance

     The increase in maintenance expenses of $.4 million for the second quarter and $.8 million for the first half of 1996 compared to the same periods in 1995 is attributable to service restoration activities after several winter storms and maintenance of the Company's hydroelectric projects. Nuclear maintenance expenses associated with the Company's joint-ownership interest in Millstone Unit #3 also increased for the periods.

Other Taxes, Principally Property Taxes

     The increase in other taxes for the second quarter and first half of 1996 results from higher real estate taxes.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The increase in total income tax expense for the second quarter and first half of 1996 results primarily from an increase in pre-tax earnings for the respective periods.

Other Income (Expenses), Net

     For the second quarter of 1996, other income (expenses), net decreased primarily due to litigation settlement costs of approximately $.5 million described in Part II - Other Information and about $.2 million of costs incurred for the New Hampshire Pilot program described in Liquidity and Capital Resources below.

     The increase for the first half of 1996 is due to insurance proceeds of approximately $1.3 million and interest on temporary cash investments. These increases were partially offset by litigation costs and the New Hampshire Pilot program costs.

Other Interest Expense

     Although short-term interest rates increased during the second quarter of 1996, lower short-term debt levels resulted in a decrease in other interest expense for the second quarter compared to the same period last year. Other interest expense declined for the first half of 1996 due to lower average interest rates combined with decreased short-term debt levels.

Cash Dividends Declared

Common

     Early declarations account for the increase in common dividends declared. During the first half of 1996 three common stock dividends of $.20 per share were declared while one common stock dividend of $.20 per share was declared during the first half of 1995. However, two quarterly common stock dividends of $.20 per share were paid during the first half of 1996 and 1995. The June 1996 declaration reflects a 10% increase in future quarterly dividends paid on the Company's outstanding common stock to $.22 per share from $.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities was $40.9 million and $29.6 million for the six months ended June 30, 1996 and 1995, respectively.

     The Company ended the first half of 1996 with cash and cash equivalents of $24.1 million, an increase of $12.1 million from the beginning of the year. The increase in cash for the first six months of 1996 was the result of $40.9 million provided by operating activities, $9.9 million used for investing activities and $18.9 million used for financing activities.

Operating Activities

     Net income before non-cash items, depreciation and deferred income taxes provided $23.8 million. Fluctuations in working capital provided
$15.3 million and $1.8 million was provided from other net and deferral/amortization of nuclear replacement energy and maintenance costs.

Investing Activities

     Construction and plant expenditures consumed $9.1 million and $.8 million was used for C&LM programs.

Financing Activities

     Dividends paid on common stock were $4.6 million, while preferred stock dividends were $1.0 million. Long-term debt provided $1.2 million while short-term obligations repaid totaled $13.5 million. $1.0 million was used to reacquire common stock.

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

Utility Restructuring

     The electric utility industry is in a period of potential transition that may result in a shift away from cost of service and return on equity based rates to one with more market based rates. Most states, including Vermont and New Hampshire, where the company does business, are exploring new mechanisms to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system.

     In Vermont, the PSB by Order dated October 17, 1995, opened a process requiring all 22 electric utilities in Vermont to file proposed restructuring plans by mid-1996. The goal, as set forth in the Order, is to achieve restructuring by January 1, 1998. The Company filed its electric industry restructuring proposal with the PSB on June 19, 1996.

     The Company's proposal for restructuring Vermont's electric utility industry calls for granting customers the flexibility to choose among competing suppliers for electricity.

     The Company's proposal also provides for full recovery of utility investments and obligations that may become stranded as a result of restructuring in the electric utility industry. Sources of potential stranded costs would include any then above market purchased power contracts or generation costs, nuclear decom-missioning obligations, unrecovered regulatory assets, as well as other unrecovered investments and commitments made as a provider of electric utility service. Recovery of stranded costs would be sought from customers through a mandatory distribution "wires" charge for access to the distribution system.

     The PSB is expected to issue a draft report with recommendations for the Vermont Legislature in September 1996 and is expected to issue its final report with recommendations around December 1996.

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

     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC), directed by the New Hampshire legislature, has established a Pilot Program (Pilot) to determine the implications of retail competition in the electric utility industry. The Pilot is for up to a two-year period beginning in May 1996 and was open to all electric utilities and to all classes of customers in New Hampshire, although only 3% of customers were allowed to participate. The Company successfully competed as a competitive supplier to acquire additional load currently served by other New Hampshire utilities and to retain load currently served by Connecticut Valley Electric Company Inc. (Connecticut Valley), the Company's wholly owned New Hampshire subsidiary. The Company conducted an effective retail marketing campaign in New Hampshire and acquired new customers with combined annual electric use totaling approximately
20 million kilowatt hours. The new retail load gained was more than four times greater than the load lost by Connecticut Valley through this Pilot.
The new customers acquired by the Company include all classes of service. In April 1996, the New Hampshire legislature passed legislation requiring the NHPUC to file a restructuring proposal in New Hampshire in August 1996 and for the New Hampshire electric utilities to file restructuring plans by June 1997.

FINANCING AND CAPITALIZATION

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $37.25 million.

     The Company's capital structure ratios as of June 30, 1996 (including amounts of long-term debt due within one year), consisted of 52.4% common equity, 7.9% preferred stock, 34.4% long-term debt and 5.3% capital lease obligations.

     Based on debt issues outstanding at June 30, 1996, the Company's mandatory sinking fund requirements for long-term debt due within the next twelve-month period is approximately $1.0 million. None of the Company's preferred stock is currently subject to mandatory sinking fund requirements.

     Current credit ratings for the Company's outstanding mortgage debt and preferred stock as of August 1996 are as follows:

                                   Duff &       Standard
                                   Phelps       & Poor's
                                   ------       --------

          First Mortgage Bonds      BBB+           BBB
          Preferred Stock           BBB-           BBB-


Non-Utility

     Catamount Energy Corporation (Catamount), a wholly owned subsidiary of the Company, implemented a credit facility in July 1996 which provides for up to $8 million of letters of credit and working capital loans (limited to $3 million). Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve obligation in the Appomattox Cogeneration project.

     SmartEnergy, also a wholly owned subsidiary of the Company, currently maintains a $1.0 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. There are no outstanding borrowings under this facility.

     Financial obligations of the Company's non-utility wholly owned subsidiaries are non-recourse to the Company.

C&LM Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Total C&LM expenditures in 1995 were $4.8 million, and are expected to be approximately $5.1 million in 1996. A tentative agreement has been reached between the Company and the Vermont Department of Public Service with regard to C&LM programs and expenditure levels for 1997.

Diversification

     Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in four operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. In addition, Catamount has interests in projects under construction in Glenns Ferry and Rupert, Idaho; and under development in Summersville, West Virginia.

     SmartEnergy was formed for the purpose of providing reliable, energy-efficient products and services, including the rental of electric water heaters.

Rates and Regulation

     The Company recognizes adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through automatic rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. On April 30, 1996 the Company received a rate order from the PSB permitting an increase in its Vermont retail rates of 5.5% effective June 1, 1996 and an additional 2% to be effective January 1, 1997. For additional information regarding the PSB Rate Order, see the Company's Form 10-Q for the quarter ended March 31, 1996.

     During proceedings related to the April 30, 1996 Order, certain intervening parties petitioned the PSB for a management audit of the Company. In an Order dated April 10, 1996, the PSB severed the management audit issue from the rate proceeding. The PSB held a status conference on May 6, 1996 to address whether there should be such an audit as well as other related issues. Hearings for the management audit issue were held on July 16, 1996 and further proceedings are scheduled for August 29, 1996.

     On July 23, 1996, Connecticut Valley filed for an 8.8% or approximately $1.6 million base rate increase to become effective September 22, 1996. The increase is to recover increased operating costs and costs of improvements to
the electric system.   As part of the permanent rate increase, Connecticut
Valley also requested a temporary rate increase of 5.4% or approximately
$.9 million to become effective August 23, 1996.

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

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                         PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         On March 20, 1992, Sunnyside Cogeneration Associates filed suit in the United States District Court for the District of Vermont against the Company, CV Energy Resources, Inc. (CVER) and a subsidiary of CVER alleging damages in excess of five million dollars resulting from the parties' inability to come to agreement on the terms of CVER's proposed investment in the plaintiff's waste coal cogeneration facility under construction in Sunnyside, Utah. The Company filed an answer denying the allegations and both sides had filed motions for summary judgment which were denied. The plaintiff had also submitted its Requests for Finding of Fact, in which it claimed damages of approximately $8.7 million. The case was settled shortly before going to trial in early July 1996.

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

Items 2, 3 and 4.

         None.

Item 5.  Other Information.

         (a) The National Energy Policy Act of 1992 and the Federal Energy Regulatory Commission's (FERC) March 1995 Notice of Proposed Rule-making
(NOPR) promote wholesale competition in the electric utility industry.

         On April 24, 1996, under Order No. 888, FERC issued its final open access rule promoting competition in the electric utility industry. All public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce are required by Order No. 888 to file an open access, non-discriminatory transmission tariff. Order No. 888 requires public utilities to develop and maintain a same-time information system that will give existing and potential transmission users the same access to transmission information that the public utility enjoys and also requires public utilities to separate transmission from generation marketing functions and communications. Also, Order No. 888 supports full recovery of legitimate, prudent and verifi-able stranded costs associated with providing open access transmission services.

         On April 24, 1996, the Company filed a settlement agreement with FERC which addressed all rate issues raised in the Company's March 1, 1995 open access Transmission Tariff No.6. The single unresolved rate issue is set for hearing. After evaluating Order No. 888, the Company submitted, on July 9, 1996, compliance filing modifying the terms and conditions of Transmission Tariff No. 6 to conform to the non-rate terms and conditions of the pro forma tariffs in Order No. 888.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                   EXHIBIT INDEX
                   -------------

              Exhibit
              -------

              27.  Financial Data Schedule.

         (b) Item 5. Other Events, dated April 30, 1996 re: Retail Rate Order was filed on May 2, 1996.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                                  (Registrant)



                                   By            Francis J. Boyle
                                      --------------------------------------
                                         Francis J. Boyle, Vice President,
                                          Finance and Administration and
                                          Principal Financial Officer



                                   By           James M. Pennington
                                      --------------------------------------
                                        James M. Pennington, Controller and
                                         Principal Accounting Officer









Dated  August 13, 1996