Form 10-Q
period 1996-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1996-11-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   Form 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1996



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

                                   Form 10-Q

                               Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained
             Earnings for the three and nine months ended
             September 30, 1996 and 1995                                   3


            Consolidated Balance Sheet as of September 30,
             1996 and December 31, 1995                                    4


            Consolidated Statement of Cash Flows for the nine
             months ended September 30, 1996 and 1995                      5


            Notes to Consolidated Financial Statements                   6-9


            Summarized income statement information for Vermont
             Yankee Nuclear Power Corporation                             10



  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11-21



PART II.  OTHER INFORMATION                                            22-23



SIGNATURES                                                                24

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                       September 30           September 30
                                     1996        1995       1996       1995

Operating Revenues                 $63,833     $60,314    $209,469   $210,023
                                   -------     -------    --------   --------
Operating Expenses
  Operation
    Purchased power                 37,063      33,418     110,774    110,284
    Production and transmission      5,615       5,540      15,307     15,898
    Other operation                 10,030       8,722      27,650     29,064
  Maintenance                        4,203       3,616      10,620      9,210
  Depreciation                       4,511       4,372      13,391     12,883
  Other taxes, principally property
   taxes                             2,657       2,582       8,123      7,704
  Taxes on income                     (520)        142       7,698      7,816
                                   -------     -------    --------   --------
  Total operating expenses          63,559      58,392     193,563    192,859
                                   -------     -------    --------   --------

Operating Income                       274       1,922      15,906     17,164
                                   -------     -------    --------   --------

Other Income and Deductions
  Equity in earnings of affiliates     807         888       2,460      2,508
  Allowance for equity funds during
   construction                         31          42          79        195
  Other income, net                    658       1,753       2,345      2,585
  Benefit (provision) for income
   taxes                               (80)       (338)         88       (365)
                                   -------     -------    --------   --------
  Total other income and
   deductions, net                   1,416       2,345       4,972      4,923
                                   -------     -------    --------   --------

Total Operating and Other Income     1,690       4,267      20,878     22,087
                                   -------     -------    --------   --------
Interest Expense
  Interest on long-term debt         2,373       2,375       7,091      7,165
  Other interest                       174         174         449        580
  Allowance for borrowed funds
   during construction                 (72)        (30)       (188)      (139)
                                   -------     -------    --------   --------
  Total interest expense, net        2,475       2,519       7,352      7,606
                                   -------     -------    --------   --------

Net Income (Loss)                     (785)      1,748      13,526     14,481

Retained Earnings at Beginning
 of Period                          72,553      64,962      66,422     55,575
                                   -------     -------    --------   --------
                                    71,768      66,710      79,948     70,056

Cash Dividends Declared
  Preferred stock                      507         507       1,521      1,521
  Common stock                         -         2,327       7,166      4,659
                                   -------     -------    --------   --------
  Total dividends declared             507       2,834       8,687      6,180
                                   -------     -------    --------   --------
Retained Earnings at End
 of Period                         $71,261     $63,876    $ 71,261   $ 63,876
                                   =======     =======    ========   ========

Earnings (Losses) Available for
 Common Stock                      $(1,292)    $ 1,241    $ 12,005   $ 12,960

Average Shares of Common Stock
 Outstanding                    11,519,748  11,618,596  11,552,140 11,668,606

Earnings (Losses) Per Share
 of Common Stock                     $(.11)      $ .11       $1.04      $1.11

Dividends Paid Per Share of Common
 Stock                               $ .22       $ .20       $ .62      $ .60

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)
                                                   September 30   December 31
                                                       1996          1995
Assets
Utility Plant, at original cost                      $452,767      $453,784
  Less accumulated depreciation                       148,112       136,057
                                                     --------      --------
                                                      304,655       317,727
  Construction work in progress                        19,984         8,108
  Nuclear fuel, net                                       943         1,167
                                                     --------      --------
  Net utility plant                                   325,582       327,002
                                                     --------      --------
Investments and Other Assets
  Investments in affiliates, at equity                 26,738        26,464
  Non-utility investments                              26,097        22,622
  Non-utility property, less accumulated
   depreciation                                         4,495         2,896
                                                     --------      --------
  Total investments and other assets                   57,330        51,982
                                                     --------      --------

Current Assets
  Cash and cash equivalents                            15,992        11,962
  Special deposits                                      6,043         3,868
  Accounts receivable                                  16,120        21,374
  Unbilled revenues                                     4,257        11,177
  Materials and supplies, at average cost               3,558         4,023
  Prepayments                                           1,951         3,607
  Other current assets                                  4,071         4,564
  Total current assets                                 51,992        60,575
                                                     --------      --------
Regulatory Assets and Other Deferred Charges           49,370        50,503
                                                     --------      --------
Total Assets                                         $484,274      $490,062
                                                     ========      ========

Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares  $ 70,715      $ 70,715
  Other paid-in capital                                45,268        45,251
  Treasury stock (266,100 shares and 195,100 shares,
   respectively, at cost)                              (3,656)       (2,628)
  Retained earnings                                    71,261        66,422
                                                     --------      --------
  Total common stock equity                           183,588       179,760
  Preferred and preference stock                        8,054         8,054
  Preferred stock with sinking fund requirements       20,000        20,000
  Long-term debt                                      120,379       120,142
  Long-term lease arrangements                         18,574        19,385
                                                     --------      --------
  Total capitalization                                350,595       347,341
                                                     --------      --------

Current Liabilities
  Short-term debt                                         -          13,490
  Current portion of long-term debt                     1,015            15
  Accounts payable                                      4,341         4,726
  Accounts payable - affiliates                        13,440        10,559
  Accrued income taxes                                    -           1,497
  Dividends declared                                      507           507
  Other current liabilities                            31,137        26,101
                                                     --------      --------
  Total current liabilities                            50,440        56,895
                                                     --------      --------

Deferred Credits
  Deferred income taxes                                58,623        57,191
  Deferred investment tax credits                       7,710         8,003
  Other deferred credits                               16,906        20,632
                                                     --------      --------
  Total deferred credits                               83,239        85,826
                                                     --------      --------

Total Capitalization and Liabilities                 $484,274      $490,062
                                                     ========      ========

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                              September 30
                                                            1996        1995
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $13,526     $14,481
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                        13,391      12,883
       Deferred income taxes and investment tax credits       554       2,846
       Allowance for equity funds during construction         (79)       (195)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs           (1,393)     (4,668)
       Amortization of conservation and load management
        costs                                               3,896       2,522
       Amortization of restructuring costs                    184         811
       Gain on sale of investment                             -        (1,517)
       Gain on sale of property                              (700)        -
       Decrease in accounts receivable                     11,999      14,618
       Decrease in accounts payable                         2,878        (464)
       Decrease in accrued income taxes                    (2,117)       (835)
       Change in other working capital items                3,408       1,489
       Other, net                                          (3,017)        (30)
                                                          -------     -------
     Net cash provided by operating activities             42,530      41,941
                                                          -------     -------

  Investing Activities
     Construction and plant expenditures                  (14,813)    (15,867)
     Deferred conservation & load management expenditures  (1,158)     (3,322)
     Investments in affiliates                                (99)        129
     Proceeds from sale of investment                         -         6,400
     Proceeds from sale of property                           775         -
     Non-utility investments                               (1,079)       (157)
     Other investments, net                                  (158)       (158)
                                                          -------     -------
     Net cash used for investing activities               (16,532)    (12,975)
                                                          -------     -------

  Financing Activities
     Repurchase of common stock                            (1,042)     (1,892)
     Sale of treasury stock                                    14         -
     Short-term debt, net                                 (13,490)     (7,206)
     Long-term debt, net                                    1,236      (4,241)
     Common and preferred dividends paid                   (8,686)     (8,525)
                                                          -------     -------
     Net cash used for financing activities               (21,968)    (21,864)
                                                          -------     -------

Net Increase in Cash and Cash Equivalents                   4,030       7,102
Cash and Cash Equivalents at Beginning of Period           11,962       7,559
                                                          -------     -------

Cash and Cash Equivalents at End of Period                $15,992     $14,661
                                                          =======     =======

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 5,011     $ 5,342
    Income taxes (net of refunds)                         $ 7,999     $ 6,119

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996

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

     In 1995, as part of that process, the Company's consultant completed its risk assessment report and submitted it to the State of Vermont for review. The State generally agreed with that assessment but expressed a number of concerns. The Company has addressed almost all of the concerns expressed by the State and continues to work with the State in a joint effort to develop a mutually acceptable solution.

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

     The Company also faces potential liability arising from the alleged disposal of hazardous materials at three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill.

BENNINGTON LANDFILL The Bennington Landfill is a Superfund site located in Bennington, Vermont. An investigation by the Company suggests that it is unlikely that it contributed a meaningful amount of hazardous substances, if any, to the site.

     In July 1994, the EPA notified the Company that it had reviewed evidence which, in its opinion, indicated that the Company may have contributed to the environmental contamination at the Bennington site but that a full determination of its potential liability for the site had not been made. EPA, at that time, designated the Company a potentially interested party (PIP). Also in July 1994, the EPA notified the PRP Group, the Company and other PIPs that it was proposing a response action at the site with an estimated total cost of approximately $9.5 million.

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

     The Company recently filed a Federal law suit against several insurance companies. In its complaint, the Company alleges that general liability policies issued by the insurer provide coverage for all expenses incurred or to be incurred by the Company in conjunction with, among others, the Cleveland Avenue Property and the Bennington Landfill sites. Due to the uncertainties associated with the outcome of this law suit, no receivables have currently been recorded. (See Part II - Legal Proceedings.)

Note 3 - Accounts Receivable

     At September 30, 1996 and December 31, 1995, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.

     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, are set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.2 million and $5.8 million, respectively, at September 30, 1996 and $4.4 million and $7.6 million, respectively, at December 31, 1995.

     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.2 million and $1.6 million at September 30, 1996 and December 31, 1995, respectively.

Note 4 - Connecticut Yankee Atomic Power Co.

     On October 9, 1996, Connecticut Yankee Atomic Power Co. (CYAPC) which owns and operates the Connecticut Yankee nuclear electric generating plant, announced that a permanent shutdown of the CY plant is reasonably possible. The announcement was based on an economic analysis of the costs of operating the plant compared to the costs of closing the plant and incurring replacement
power costs for the same period.   The final decision to permanently shut down
the CY plant is pending CYAPC's board of directors approval which is expected to occur in the fourth quarter of 1996.

     Assuming permanent shut down of the CY plant, the Company's share of the estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in CY is approximately $15.9 million. If the CYAPC's board of directors decision results in a permanent closure of the CY plant, this amount would be reflected as a regulatory asset and deferred power contract obligation on the Company's balance sheet. Of the Company's 2% share of the estimated decommissioning liability, approximately $3.9 million has been funded at September 30, 1996.


     The Company believes that based on the current regulatory process, its proportionate share of CY's decommissioning costs will be recovered through rates and, therefore, the ultimate resolution of the premature retirement of the plant will not have a material adverse effect on the Company's earnings or financial condition.

     The Company's entitlement in CY is 2% (11.7 MW) . The extra replacement power costs for CY are estimated to average in the range of $120,000 to $140,000 per month. The Company's investment in this plant at September 30, 1996 was $2.1 million.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION



     Summarized income statement information for Vermont Yankee Nuclear Power Corporation follows (dollars in thousands, except per share amounts):


                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30
                                    1996      1995         1996       1995

     Operating revenues           $55,068   $38,350      $138,106   $136,768
     Operating expenses            51,521    34,768       127,123    125,498
                                  -------   -------      --------   --------

          Operating income          3,547     3,582        10,983     11,270
     Other income, net                669       655         1,870      1,704
                                  -------   -------      --------   --------

          Total operating and
           other income             4,216     4,237        12,853     12,974
     Interest expense               2,481     2,590         7,818      7,853
                                  -------   -------      --------   --------

          Net income              $ 1,735   $ 1,647      $  5,035   $  5,121
                                  =======   =======      ========   ========

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                September 30, 1996

Earnings Overview

     The Company recorded losses available for common stock of $1.3 million or $.11 per share of common stock for the three months ended September 30, 1996, compared to earnings available for common stock of $1.2 million or $.11 per share of common stock during the same period last year. Due to the Company's winter sales peak and higher winter rates, the Company normally experiences losses in the second and third quarter when sales are lower and rates are reduced.

     For the nine months ended September 30, 1996 earnings available for common stock were $12.0 million compared to $13.0 million in 1995. Earnings per share of common stock for these respective periods were $1.04 and $1.11.

     For both the three and nine months ended September 30, 1996, earnings available for common stock and earnings per share of common stock were reduced by approximately $1.7 million and $.15, respectively for unscheduled incremental nuclear outage costs and related replacement power costs. Other factors affecting results for 1996 are described in Results of Operations below. Also, the 1995 third quarter included a gain of $.9 million, or $.08 per common share, resulting from the sale of an investment in an independent power project.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and nine months ended September 30, 1996 and 1995 (and the related percentage changes from 1995) is set forth below:

                                           Three Months Ended September 30
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                     1996       1995    (Decrease)    1996     1995    (Decrease)
     Residential                    211,344    213,381     (1.0)     $22,053  $20,987      5.1
     Commercial                     229,016    225,015      1.8       21,897   20,442      7.1
     Industrial                      93,710     92,726      1.1        6,597    6,137      7.5
     Other retail                     1,842      1,900     (3.1)         478      464      3.0
                                    -------    -------               -------  -------
       Total retail sales           535,912    533,022       .5       51,025   48,030      6.2
                                    -------    -------               -------  -------
     Resale sales:
       Firm                             370        346      6.9           21       11     90.9
       Entitlement                  116,752    184,247    (36.6)       6,826    7,993    (14.6)
       Other                        162,032    143,713     12.7        3,938    3,281     20.0
                                    -------    -------               -------  -------
         Total resale sales         279,154    328,306    (15.0)      10,785   11,285     (4.4)
                                    -------    -------               -------  -------
     Other revenues                     -          -         -         2,023      999    102.5
                                    -------    -------               -------  -------
         Total sales                815,066    861,328     (5.4)     $63,833  $60,314      5.8
                                    =======    =======               =======  =======

                                              Nine Months Ended September 30
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                     1996       1995    (Decrease)    1996      1995   (Decrease)

     Residential                    711,815    700,687      1.6     $ 78,253  $ 74,376      5.2
     Commercial                     669,365    649,506      3.1       70,053    66,465      5.4
     Industrial                     291,415    295,381     (1.3)      22,735    22,437      1.3
     Other retail                     5,448      5,624     (3.1)       1,383     1,363      1.5
                                  ---------  ---------              --------  --------
       Total retail sales         1,678,043  1,651,198      1.6      172,424   164,641     4.7
                                  ---------  ---------              --------  --------
     Resale sales:
       Firm                           1,166      4,388    (73.4)          60       203   (70.4)
       Entitlement                  386,632    735,471    (47.4)      19,716    31,862   (38.1)
       Other                        547,491    437,124     25.2       13,148    10,187    29.1
                                  ---------  ---------              --------  --------
         Total resale sales         935,289  1,176,983    (20.5)      32,924    42,252   (22.1)
                                  ---------  ---------              --------  --------
     Other revenues                     -          -         -         4,121     3,130    31.7
                                  ---------  ---------              --------  --------
       Total sales                2,613,332  2,828,181     (7.6)    $209,469  $210,023     (.3)
                                  =========  =========              ========  ========

     Retail MWH sales for the third quarter ended September 30, 1996 were relatively flat compared to the 1995 third quarter. However, retail revenues increased $3.0 million or 6.2% over last year due to a $2.8 million increase in revenues resulting from the 5.5% retail rate increase effective with bills rendered June 1, 1996 and $.2 million associated with a modest increase in retail MWH sales. For the quarter, residential MWH sales decreased 1.0% while commercial and industrial MWH sales increased 1.8% and 1.1%, respectively.

     For the nine months ended September 30, 1996, retail MWH sales increased 1.6% while retail revenues increased $7.8 million or 4.7% compared to last year. The revenue increase results from a $4.9 million increase in revenues due to the 5.5% retail rate increase and $2.9 million associated with the 1.6% increase in retail MWH sales. For the nine months 1996, residential and commercial MWH sales increased 1.6% and 3.1%, respectively, reflecting the normal cold weather experienced during the first quarter of 1996 while industrial MWH sales decreased 1.3% as a result of increased natural snowfall during 1996 reducing ski areas' megawatt-hour requirements for snow making.

     For the three and nine months ended September 30, 1996, entitlement MWH sales and revenues decreased compared to the same period in 1995 primarily due to the expiration in October 1995 of a five year sale of part of the Company's interest in the output of Vermont Yankee and Merrimack #2 and lower sellback of Hydro-Quebec power.

     The increase in other resale sales and revenues for the three and nine month periods resulted primarily from increased short-term system capacity sales and sales to Nepool offset by a decrease in unit and off-system sales to other utilities in New England.

     Other revenues for the third quarter and for the nine months ended September 30, 1996 increased due to an increase in transmission revenues related to a transmission interconnection agreement.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three and nine months ended September 30, 1996 and 1995 are as follows (dollars in thousands):

                                                         Three Months Ended September 30
                                                          1996                     1995
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                   537     $21,650           554    $20,190
      Energy (MWH)                                821,899      15,413       843,853     13,228
                                                              -------                  -------
         Total purchased power costs                           37,063                   33,418
    Production fuel (MWH)                          47,354         485        71,713        735
                                                              -------                  -------
         Total purchased power and
          production fuel costs                                37,548                   34,153
    Entitlement and other resale sales (MWH)      278,784      10,764      327,960      11,274
                                                              -------                  -------
         Net purchased power and production
          fuel costs                                          $26,784                  $22,879
                                                              =======                  =======


                                                          Nine Months Ended September 30
                                                          1996                     1995
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                   519     $ 62,828          606   $ 62,532
      Energy (MWH)                              2,568,318       47,946    2,757,613     47,752
                                                              --------                --------
         Total purchased power costs                           110,774                 110,284
    Production fuel (MWH)                         224,980        1,259      244,595      1,834
                                                              --------                --------
         Total purchased power and
          production fuel costs                                112,033                 112,118
    Entitlement and other resale sales (MWH)      934,123       32,864    1,172,595     42,049
                                                              --------                --------
         Net purchased power and production
          fuel costs                                          $ 79,169                $ 70,069
                                                  ======             ======

     The Company's net purchased power and production fuel costs increased $3.9 million for the third quarter compared to the same period last year. Capacity and energy costs were $1.5 million and $2.2 million, respectively, higher than last year. Entitlement and other resale sales decreased $.5 million. Although the Company purchased 3.1% less MW during the third quarter which decreased capacity costs by $.6 million, this was offset by a price increase of $2.1 million. The Company purchased 2.6% less MWH amounting to $.3 million reduction in energy costs for the third quarter compared to 1995. However, a 19.6% increase in price per MWH resulted in a $2.5 million increase in energy costs.

     For the year-to-date period, net purchased power and production fuel costs increased $9.1 million compared to the same period last year. Although capacity and energy costs were about the same as last year, a 20.3% decrease in entitlement and other resale sales caused the increase in net purchased power and production fuel costs. The Company purchased 14.4% less MW amounting to $9.0 million offset by a price increase of $9.3 million. MWH purchased were lower by 6.9% or $3.3 million offset by an increase in price of $3.5 million.

     The price increase for the third quarter and for the year-to-date period results primarily from incremental replacement power costs associated with Millstone Unit #3 (Unit #3) discussed below. Also, production fuel costs decreased for the quarter and year-to-date compared to 1995 due to lower generation by Unit #3.

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

Millstone Unit #3

     On January 31, 1996, the Nuclear Regulatory Commission (NRC) placed the Millstone Nuclear Power Station on its "watch list" as a Category 2 facility which has been identified by the NRC as having weaknesses that require increased NRC attention until the licensee demonstrates a period of improved performance.

     On March 30, 1996, Unit #3 was shut down by the licensee following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain assumed events.

     The NRC issued a series of letters seeking assurances the Millstone Units would be operated in accordance with the terms of their operating licenses, their Updated Final Safety Analysis Reports and all NRC regulations before it would allow restart of the Millstone Units #1 and #2.

     In a letter dated June 28, 1996, the NRC informed Northeast Utilities Service Company (NUSCO), a subsidiary of NU, that the Millstone Nuclear Power Station had been reclassified from a Category 2 facility to a Category 3 facility. Category 3 facilities are classified as having significant weaknesses that require maintaining the plant in shutdown condition until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. Also, the letter informed NUSCO that Category 3 designation requires the NRC staff to obtain NRC approval by vote prior to a plant returning to service.

     On July 2, 1996, NUSCO filed an extensive document, including an Operational Readiness Plan (ORP), with the NRC responding to a series of letters received from the NRC concerning Unit #3. The response outlines a revised corrective action program for the Millstone Nuclear Power Station in response to criticism of this program contained in a June 6 letter from the NRC. The July 2, 1996 filing identifies about 1,200 design and configuration discrepancies at Unit #3 of which about 600 will have to be resolved before Unit #3 can be returned to service. NUSCO believes that a small number of the remaining items will require hardware modifications and the balance can be resolved with additional inspections, documentation changes or additional analysis. The ORP for Unit #3 is under review by the NRC.

     On August 14, 1996, an independent review team was created by the NRC to review actions taken by NU prior to the restart of Unit #3.

     The Company has been informed that NUSCO's management cannot predict, at this time, the results of the NRC's review of Unit #3 documentation, how long it will take NUSCO to demonstrate the effectiveness of the corrective action program to the NRC or the effect the independent review team will have on the timing of restart of Unit #3 and what additional costs, if any, will result.

     Also, the management reorganization of NU's nuclear organization described in NU's Form 8-K dated August 19, 1996, may impact the actions currently being taken by NU to improve operation, regulatory compliance and safety at Unit #3.

     The Company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor, evaluate and assist, where appropriate, NUSCO's efforts relating to Unit #3.

     The incremental direct and replacement power costs associated with Unit #3 outages will depend on the length of time Unit #3 remains out of service. However, NU anticipates that Unit #3 could return to service in mid-1997. The Company estimates that while Unit #3 is out of service it will incur incremental replacement power costs estimated at $250,000 to $350,000 per month. In addition, the Company expects to incur incremental operation and maintenance costs during 1996 of about $1.3 million all of which incremental operating and maintenance costs have been accrued.

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

     On August 9, 1996, NU received a letter from the NRC asking NU to "update and resubmit" the basis for continued operation of the CY plant previously submitted to the NRC. The NRC also requested NU to address the implications of recently identified instances of degraded or non-conforming conditions at the CY plant. NU responded to the August 9 letter on September 13, 1996.

     In summary, the letter addressed concerns about the bases for continued operation of the CY plant. It stated that additional reviews and corrective actions are necessary before NU can provide the bases for continued operation of the plant. It also stated that the plant will not return to service until NU improves program-matic controls, identified and resolved the safety issues and have taken necessary steps to give reasonable assurance that important plant systems are operable and in conformance with the design and licensing basis. In addition, the action may also be impacted by the currently ongoing economic analysis of CY's costs of operations, including expenses and the cost of replacing power, the NRC order requiring the creation of an independent corrective action verification program for the CY plant and NRC's ongoing and planned inspection activities at the CY plant.

     Based on results of the economic analysis, a premature shutdown of the plant is reasonably possible. For additional information regarding permanent shutdown of the CY plant, see Note 4 to the Consolidated Financial Statements in this Form 10-Q.

Maine Yankee

     By order of the NRC, the 880-megawatt nuclear generating plant (Plant) located in Wiscasset, Maine is currently restricted to 90% of its approved power level.

     In response to concerns about Maine Yankee's analysis and the NRC's review of certain computer codes used in calculating the safety of the Plant in the event of some types of accidents, in mid-July 1996 an independent Safety Assessment Team (Team), commissioned by the NRC, began a four-week, on-site comprehensive review of the Plant's performance. The Team performed adetail review of the licensing basis and operational safety performance of the Plant and was responsible for analyzing whether the Plant has been operating in compliance with its operating license.

     On July 20, 1996, the Plant was shut down as a result of a potential problem discovered by Maine Yankee personnel related to the containment cooling system. The Plant came on line on September 2, 1996 and attained its limited 90% level on September 3, 1996. The Company's share of the incremental operating and maintenance costs associated with the outage are approximately $200,000 and the Company's incremental replacement power costs were about $150,000 through the date the Plant returned to service.

     On October 7, 1996, the NRC issued a report concluding that Maine Yankee was in general conformance with its licensing basis although significant items of non-conformance were identified. The report also concluded that despite uncorrected and previously undiscovered design problems specified in the report, the design basis and compensatory measures adequately supported operation of the Plant at a 90% power level. While Maine Yankee cannot predict when, or if, the Plant will be allowed to return to a 100% maximum capacity, the Plant's operating level may be limited to 90% of capacity until completion of the Plant's next planned refueling outage, which is currently scheduled for September 1997. The Company's estimated costs of replacement power during the Plant's operation at 90% of capacity are minimal.

Yankee Atomic

     In 1992, the Board of Directors of Yankee Atomic (YA) decided to permanently discontinue operation of their plant, and to decommission the facility. The Company relied on YA for less than 1.5% of its system capacity. Presently, costs billed to the Company by YA, which include a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail tariffs. The Company's share of remaining costs with respect to YA's decision to discontinue operation is approximately $7.0 million. This amount is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

     The Company believes that its proportionate share of YA costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the YA plant has not and will not have a material adverse effect on the Company's earnings or financial condition.

Other Operation

     Other operating expenses increased $1.3 million for the third quarter of 1996 principally due to increased conservation and load management amortization and administrative and general expenses.

     The decrease in other operating expenses of $1.4 million for the nine months ended September 30, 1996, was primarily the result of accounting for the cumulative effects of certain Conservation and Load Management (C&LM) costs. Consistent with cost recovery allowed by the PSB in its April 30, 1996 rate order, the Company, during the second quarter, recorded a regulatory asset of approximately $1.4 million of C&LM expenses. Lower administrative and general expenses and uncollectible accounts also contributed to the decrease for the period.

Maintenance

     The increase in maintenance expenses of $.6 million and $1.4 million for the three and nine months ended September 30, 1996 compared to the same periods in 1995 is attributable to nuclear maintenance expenses associated with the Company's joint-ownership interest in Millstone Unit #3 discussed above.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The decrease in total income tax expense for the three and nine months of 1996 results primarily from a decrease in pre-tax earnings for the respective periods.

Other Income (Expenses), Net

     The decrease in other income (expenses), net for the three and nine months of 1996 is primarily due to approximately $1.1 million and $1.6 million, respectively, of expenses incurred in connection with a non-utility project currently under development in Summersville, West Virginia. These expenses will be reimbursed by Gauley River Power Partners LP at financial closing which is expected to occur during 1997. The decrease is partially offset by higher income from Catamount's operating investments, an increase in interest and dividend income and insurance proceeds of $1.3 million recorded in the first quarter of 1996.

Other Interest Expense

     Other interest expense declined for the nine months ended September 30, 1996 due to lower average interest rates combined with decreased short-term debt levels.

Cash Dividends Declared

Common

     Early declarations account for the increase in common dividends declared. During the first nine months of 1996 the Company declared three common stock dividends totaling $.62 per share while two common stock dividends totaling $.40 per share were declared during the first nine months of 1995. However, two quarterly common stock dividends of $.20 and one at $.22 per share were paid during the first nine months of 1996 and three quarterly common stock dividends of $.20 per share were paid during the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities was $43.0 million and $41.9 million for the nine months ended September 30, 1996 and 1995, respectively.

     The Company ended the first nine months of 1996 with cash and cash equivalents of $16.0 million, an increase of $4.0 million from the beginning of the year. The increase in cash for the first nine months of 1996 was the result of $42.5 million provided by operating activities, $16.5 million used for investing activities and $22.0 million used for financing activities.

     OPERATING ACTIVITIES - Net income before non-cash items, depreciation and deferred income taxes provided $27.5 million. Fluctuations in working capital provided $16.1 million and $1.1 million was used for deferral/amortization of nuclear replacement energy and maintenance costs, amortization of conservation and load management costs and other, net including gain on sale of property of $.7 million.

     INVESTING ACTIVITIES - Construction and plant expenditures consumed $14.8 million, $1.2 million was used for C&LM programs, $1.1 million was used for non-utility investments and $.2 million was used for other investments. Proceeds of $.8 million were generated from the sale of property.

     FINANCING ACTIVITIES - Dividends paid on common stock were $7.2 million, while preferred stock dividends were $1.5 million. Long-term debt provided $1.2 million while short-term obligations repaid totaled $13.5 million.
$1.0 million was used to reacquire common stock.

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

ELECTRIC INDUSTRY RESTRUCTURING

Vermont

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

     On October 16, 1996, the PSB issued a Draft Report and Order (Draft Report) outlining a restructuring plan (Plan) for the Vermont electric utility industry which requires legislative approval. The Plan consists of nine components as follows:

        PROVIDE CUSTOMER CHOICE. Enables all customers to demand and purchase the products and service they need and want. It provides for additional market opportunities for low-usage customers.

        REQUIRE VERMONT LARGEST INVESTOR-OWNED UTILITIES TO DIVIDE THEIR GENERATION AND DISTRIBUTION FUNCTIONS INTO SEPARATE CORPORATE SUBSIDIARIES. The PSB does not propose full corporate divestiture at this time but requires this "functional separation" of the companies into wholly owned subsidiaries.

        PROVIDE FOR EQUITABLE TREATMENT OF STRANDED COSTS. It promotes aggressive actions to reduce utilities' current and future costs and provides utilities with the opportunity to recover their legitimate, remaining stranded costs.

        ADDRESS THE UNIQUE ATTRIBUTES OF MUNICIPAL, COOPERATIVE, AND SMALL INVESTOR-OWNED UTILITIES. The Plan requires that these utilities provide open access to competitive providers, but does not require functional separation of activities.

        ASSURE CONSUMER PROTECTION. Preserves the wide range of consumer protections currently provided by the franchise system. It proposes new initiatives to assist low-income customers.

        DELIVER COST-EFFECTIVE ENERGY EFFICIENCY PROGRAMS TO ALL CUSTOMERS. It proposes several complimentary approaches to delivering energy efficiency to Vermont's electric consumers.

        PROMOTE THE CONTINUED USE AND DEVELOPMENT OF RENEWABLE ENERGY RESOURCES. Requires all retail companies selling electricity in Vermont to secure a minimum percentage of the sales from renewable resources.

        PROMOTE NATIONAL AND REGIONAL POLICIES THAT ASSURE ENVIRONMENTAL QUALITY. The Plan supports proposals in neighboring states to impose environmental comparability on older generation sources and the creation of an inter-regional emissions trading program.

        ESTABLISH A REGIONAL INDEPENDENT SYSTEM OPERATOR (ISO) AND POWER EXCHANGE. The Plan proposes the establishment of a regional power exchange to provide a short-term spot market for energy services and other services necessary to support system reliability by the ISO.

     The Draft Report promotes aggressive actions to reduce utilities' current and future power costs including "innovative financing renegotiation of above-market contractual commitments, and asset sales." If adopted by the Vermont legislature, the Draft Report would call on the PSB to take into account the circumstances under which stranded costs were incurred and the companies' efforts to mitigate them. As proposed, the Draft Report states Companies that succeed in mitigating a significant portion of their current, legitimate above market costs and that can commit to competitive prices will have the greatest likelihood of recovering their total stranded cost exposure. A multiple step process outlined by the PSB in the Draft Report would involve 1) an estimation of stranded costs including an estimation of future power costs and a determination of the extent to which stranded costs can be mitigated, 2) an adjustment of stranded costs and 3) a stranded cost reconciliation proceeding.

     The largest component of the Company's stranded costs are future costs under long-term purchased power contracts. The Company intends to comply with the steps outlined in the Draft Report and aggressively pursue mitigation efforts in order to maximize recovery of its stranded costs. However, it is unclear at this time, the exact requirements that will finally be set forth for the State of Vermont. The regulatory process requires a final PSB Report and Order, enabling legislation, and further regulatory proceedings. The Company can not give assurance that it will be successful in realizing mitigation of these costs to the extent suggested by the PSB or that it will be able to achieve full or substantial recovery of these costs, should Vermont's utility industry be restructured as proposed.

     As such, the Company cannot predict whether the Draft Report or any subsequent report or actions of, or proceedings before the PSB would have a material adverse effect on the Company's operations, financial condition or credit ratings. However, it is possible that the Company's failure to recover a significant portion of its purchased power costs, would likely have a material adverse effect on the Company's results of operations, cash flows and availability to capital at current rates. It is possible that stranded cost exposure before mitigation could exceed the Company's current total common equity.

     In the Draft Report, the PSB also "strongly encourage[s] the participants in this docket to continue to work together to forge comprehensive solutions on a consensus basis wherever possible." The Company will continue to work to achieve a restructured industry in Vermont which meets the consensus principles for industry restructuring endorsed by the PSB and protects the interests of the Company and the stakeholders who financed the system under the regulatory bargain.

New Hampshire

     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC), directed by the New Hampshire legislature, has established a Pilot Program (Pilot) to determine the implications of retail competition in the electric utility industry. The Pilot is for up to a two-year period beginning in May 1996 and was open to all electric utilities and to all classes of customers in New Hampshire, although only 3% of customers were allowed to participate. The Company successfully competed as a competitive supplier to acquire additional load currently served by other New Hampshire utilities and to retain load currently served by Connecticut Valley Electric Company Inc. (Connecticut Valley), the Company's wholly owned New Hampshire subsidiary. The Company acquired new customers with combined annual electric use totaling approximately 20 million kilowatt hours.

     On September 10, 1996, pursuant to legislation enacted in May 1996, the NHPUC issued a preliminary plan (Plan) to restructure the electric industry in New Hampshire including Connecticut Valley. The legislature requires generation to be functionally separated from transmission and distribution, with the distribution and customer-related services remaining subject to regulation by the NHPUC. The Plan calls for New Hampshire utilities to unbundle their electric rates and services into generation, transmission, distribution and Conservation and Load Management services. It provides for an interim stranded cost charge effective for two years following the implementation of the New Hampshire utilities compliance filings.

     The NHPUC plans to implement retail choice for all customers by January 1, 1998 and in no event later than June 30, 1998. Connecticut Valley and other parties are currently providing written and oral comments to the NHPUC on its Plan. The NHPUC will consider these comments and is expected to issue its final Plan by the end of February 1997.

     Connecticut Valley constituted approximately 7% of the Company's total retail MWH sales for the nine months ended September 30, 1996.

FINANCING AND CAPITALIZATION

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $37.25 million.

     The Company's capital structure ratios as of September 30, 1996 (including amounts of long-term debt due within one year), consisted of 52.2% common equity, 8.0% preferred stock, 34.5% long-term debt and 5.3% capital lease obligations.

     Based on debt issues outstanding at September 30, 1996, the Company's mandatory sinking fund requirements for long-term debt due within the next twelve-month period is approximately $1.0 million. None of the Company's preferred stock is currently subject to mandatory sinking fund requirements.

     Current credit ratings for the Company's outstanding mortgage debt and preferred stock are as follows:
                                   Duff &       Standard
                                   Phelps       & Poor's
                                   ------       --------

          First Mortgage Bonds      BBB+           BBB
          Preferred Stock           BBB-           BBB-


Non-Utility

     Catamount Energy Corporation (Catamount), a wholly owned subsidiary of the Company, implemented a credit facility in July 1996 which provides for up to $8 million of letters of credit and working capital loans. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve obligation in the Appomattox Cogeneration project and two letters of credit totaling $2.33 million to support investment commitments in Fibrowatt Thetford Limited.

     SmartEnergy, also a wholly owned subsidiary of the Company, currently maintains $.5 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. There are no outstanding borrowings under this facility.

     Financial obligations of the Company's non-utility wholly owned subsidiaries are non-recourse to the Company.

C&LM Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Total C&LM expenditures in 1995 were $4.8 million, and are expected to be approximately $5.1 million in 1996. An agreement has been reached between the Company and the Vermont Department of Public Service with regard to 1997 C&LM programs. Based on the Agreement, total 1997 C&LM expenditures are not to exceed $4.5 million. This Agreement is subject to PSB approval.

Diversification

     Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in four operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. In addition, Catamount has interests in projects under construction in Thetford, England; Glenns Ferry and Rupert, Idaho; and under development in Summersville, West Virginia. For the third quarter and nine months September 30, 1996, Catamount incurred a loss of $114,000 and earnings of $144,000, respectively. Included in results of operation for the three and nine months ended September 30, 1996 were $1.1 million and $1.6 million, respectively, of costs related to the Gauley River project. These costs are expected to be reimbursed out of construction loan proceeds if this project achieves construction financing closing.

     SmartEnergy was formed for the purpose of providing reliable, energy-efficient products and services, including the rental of electric water heaters. SmartEnergy's earnings were $84,000 for the third quarter and $271,000 for year-to-date 1996.

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

     The Company and the Vermont Department of Public Service have reached an agreement with respect to a redesign of its Vermont retail rates. The agreement would implement a design of rates that is more reflective of its costs of providing service while collecting total revenues that are consistent with currently allowed revenue requirements. Two intervening parties oppose the settlement. This agreement is pending PSB approval which is expected in the fourth quarter of 1996.

     During proceedings related to the April 30, 1996 Order, certain intervening parties petitioned the PSB for a management audit of the Company. In an Order dated April 10, 1996, the PSB severed the management audit issue from the rate proceeding. The PSB held a status conference on May 6, 1996 to address whether there should be such an audit as well as other related issues. Hearings for the management audit issue were held on July 16, 1996 and August 29, 1996. No decision has been issued by the PSB.

     On July 23, 1996, Connecticut Valley filed with the New Hampshire Public Utilities Commission (NHPUC) for an 8.8% or approximately $1.6 million base rate increase to become effective September 22, 1996. The increase is to recover increased operating costs and costs of improvements to the electric system. As part of the permanent rate increase, Connecticut Valley also requested a temporary rate increase of 5.4% or approximately $.9 million. The NHPUC has granted Connecticut Valley a temporary rate increase of 5.4% effective with bills rendered October 1, 1996. Hearings in regard to the 8.8% permanent rate increase request have been scheduled for January 7 and 8, 1997.

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

Forward Looking Statements

     Statements in this report relating to future financial conditions are forward looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements to differ materially from the future results, performance or achievements expressed or implied in such forward-looking statements. Such factors include general economic and business conditions, changes in industry regulation, weather and other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         (a) On December 30, 1994, a lawsuit was filed in the United States District Court for the District of Vermont, Civil Action No. 2:94-CV386, by Bradford E. White, Michel J. Messier and John A. Wasik, against the Company, its present directors and certain former directors. This lawsuit (the "Shareholder Suit"), which purports to be on behalf of a class of consumers as well as on behalf of the Company's stockholders in enforcing the rights of the Company, alleges, among other things, (i) that F. Ray Keyser, Jr., Chairman of the Company's Board of Directors, violated Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diversification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and (iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders. The Shareholder Suit seeks an unspecified amount of damages (including treble damages against Mr. Keyser), attorney's fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself deny the allegations against them and intend to vigorously defend the Shareholder Suit. The Company and its directors filed a Motion to Dismiss and in an Order dated September 20, 1996, the U.S. District Court Judge dismissed all of the claims filed against the Company and its directors.

         (b) On July 29, 1996, the Company filed a Declaratory Judgment action in the United States District Court for the District of Vermont. The Complaint names as defendants a number of insurance companies that issued policies to the Company dating from the mid 1940s to the late 1980s. The Company asserts that policies issued by defendants provide coverage for all defense and remediation costs associated with the Cleveland Avenue property, the Bennington Landfill site and the North Clarendon site. With the exception of the North Clarendon site where no further remediation is anticipated, see
Note 2 to the Consolidated Financial Statements for related disclosures.

Items 2, 3 and 4.

         None.

Item 5.  Other Information.

         (a) The National Energy Policy Act of 1992 and the Federal Energy Regulatory Commission's (FERC) March 1995 Notice of Proposed Rule-making
(NOPR) promote wholesale competition in the electric utility industry.

              On April 24, 1996, under Order No. 888, FERC issued its final open access rule promoting competition in the electric utility industry. All public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce are required by Order No.
888 to file an open access, non-discriminatory transmission  tariff.   Order
No. 888 requires public utilities to develop and maintain a same-time information system that will give existing and potential transmission users the same access to transmission information that the public utility enjoys and also requires public utilities to separate transmission from generation marketing functions and communications. Also, Order No. 888 supports full recovery of legitimate, prudent and verifiable stranded costs associated with providing open access transmission services.

              On April 24, 1996, the Company filed a settlement agreement with FERC which addressed almost all rate issues raised in the Company's March 1, 1995 open access Transmission Tariff No. 6. The single unresolved rate issue was later settled. The Administrative Law Judge certified a settlement to the FERC. After evaluating Order No. 888, the Company submitted, on July 9, 1996, a compliance filing modifying the terms and conditions of Transmission Tariff No. 6 to conform to the non-rate terms and conditions of the pro forma tariffs in Order No. 888.

         (b) As ordered by the NHPUC in Connecticut Valley's 1994 C&LMPA docket, the Company entered into negotiations with the NHPUC Staff to redesign the RS-2 wholesale rate under which Connecticut Valley purchases power from the Company. The redesign features marginal cost based energy and capacity charges for all energy and capacity purchases above or below a base level. Such negotiations concluded at the end of 1994. A summary report was filed with the NHPUC on February 13, 1995. The NHPUC issued an order approving the summary report in June 1995. The Company is preparing the FERC filing which it expects to file in 1996. The redesigned rate is structured such that Connecticut Valley's cost of wholesale power will be lower than it would have been if Connecticut Valley's growth rate exceeds that of the Company's Vermont retail operations.

         (c) On September 23, 1996, Kent R. Brown joined the Company as Vice President of Engineering and Operations, replacing Robert G. Kirn who resigned from the Company effective June 28, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                   EXHIBIT INDEX

              Exhibit

              3-1. By-laws, as amended August 5, 1996.

              27.  Financial Data Schedule.

         (b) There were no reports on Form 8-K for the quarter ended September 30, 1996.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                                  (Registrant)



                                   By            Francis J. Boyle
                                      ---------------------------------------
                                         Francis J. Boyle, Vice President,
                                          Finance and Administration and
                                          Principal Financial Officer



                                   By          James M. Pennington
                                      ---------------------------------------
                                        James M. Pennington, Controller and
                                         Principal Accounting Officer









Dated  November 13, 1996