Form 10-K405
period 1996-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1997-03-28
CIK 18808

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   _________

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from            to


                         Commission file number 1-8222
                  Central Vermont Public Service Corporation
            (Exact name of registrant as specified in its charter)
             Vermont                                03-0111290
(State or other jurisdiction of                 (IRS Employer
  incorporation or organization)                  Identification No.)

    77 Grove Street, Rutland, Vermont                    05701
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (802) 773-2711
_____________________________________________________________________________

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




                                  Cover page

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $141,116,913 based upon the closing price as of January 31, 1997 of Common Stock, $6 Par Value, on the New York Stock Exchange as reported in the Eastern Edition of the Wall Street Journal.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock: As of January 31, 1997, there were outstanding 11,519,748 shares of Common Stock, $6 Par Value.


DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information on pages 5 through 19, inclusive of the registrant's 1997 Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1997 is incorporated as Part III hereof.































                             Cover page continued

                               Form 10-K - 1996


                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                                    PART I

Item 1.   Business................................................          2
Item 2.   Properties..............................................         18
Item 3.   Legal Proceedings.......................................         18
Item 4.   Submission of Matters to a Vote of Security Holders.....         19


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters....................................         20
Item 6.   Selected Financial Data.................................         21
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................         22
Item 8.   Financial Statements and Supplementary Data.............         36
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................         63


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant......         63
Item 11.  Executive Compensation..................................         65
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.............................................         65
Item 13.  Certain Relationships and Related Transactions..........         65


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K............................................         65
Signatures........................................................         85

                                    PART I

Item 1.   Business.

Overview.

     Central Vermont Public Service Corporation (the "Company"), incorporated under the laws of Vermont on August 20, 1929, is engaged in the purchase, production, transmission, distribution and sale of electricity. The Company has various wholly and partially owned subsidiaries. These subsidiaries are described below.

     The Company is the largest electric utility in Vermont and serves 138,721 customers in nearly three-quarters of the towns, villages and cities in Vermont. This represents about 50% of the Vermont population. In addition, the Company supplies electricity to one municipal, one rural cooperative, and one private utility.

     The Company's sales are derived from a diversified customer mix. The Company's sales to residential, commercial and industrial customers accounted for 60% of total MWH sales for the year 1996. Sales to the five largest retail customers receiving electric service from the Company during the same period constituted about 5% of the Company's total electric revenues for the year. The Company's requirements resale sales accounted for approximately 5%, entitlement sales accounted for 14% and other resale sales which include contract sales, opportunity sales and sales to NEPOOL accounted for approximately 21% of total MWH sales for the year 1996.

     Connecticut Valley Electric Company Inc. (Connecticut Valley), a wholly owned subsidiary of the Company, incorporated under the laws of New Hampshire on December 9, 1948, distributes and sells electricity in parts of New Hampshire bordering the Connecticut River. It serves 10,341 customers in 13 communities in New Hampshire. About 2% of the New Hampshire population resides in its service area. Connecticut Valley's sales are also derived from a diversified customer mix. Connecticut Valley's sales to residential, commercial and industrial customers accounted for 99.5% of total MWH sales for the year 1996. Sales to its five largest retail customers during the same period equaled about 17% of Connecticut Valley's total electric revenues for the year.

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

     The Company also owns a real estate company, C.V. Realty, Inc. and two wholly owned subsidiaries were created for the purpose of financing and constructing two hydroelectric facilities in Vermont: Central Vermont Public Service Corporation - Bradford Hydroelectric, Inc. (Bradford), which became operational December 20, 1982, and Central Vermont Public Service Corporation
- East Barnet Hydroelectric, Inc. (East Barnet), which became operational September 1, 1984. East Barnet has been leased and operated by the Company since its in-service date. Bradford was dissolved effective January 16, 1996.

     In addition, the Company has the following wholly owned non-utility subsidiaries: Catamount Energy Corporation whose primary purpose is to invest in non-regulated, energy-supply projects, SmartEnergy Services, Inc. whose purpose is to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services, and Catamount Investment Corporation whose purpose is to invest in unregulated business opportunities.

     Catamount Energy Corporation currently has nine wholly owned subsidiaries: (See "DIVERSIFICATION"); Catamount Rumford Corporation, Equinox Vermont Corporation, Appomattox Vermont Corporation, Catamount Williams Lake L.P., Catamount Rupert Corporation, Catamount Glenns Ferry Corporation, Catamount Thetford Corporation, Gauley River Management Corporation and Summersville Hydro Corporation. For additional information of the Company's diversification activities, see PART II, Item 8 herein.

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

Public Utility Holding Company Act of 1935.

     Although the Company, by reason of its ownership of a utility subsidiary, is a holding company, as defined in the Public Utility Holding Company Act of 1935, it is presently exempt, pursuant to Rule 2, promulgated by the Commission under said Act, from all the provisions of said Act except Section 9(a)(2) thereof relating to the acquisition of securities of public utility affiliates.

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

     The Company cannot presently forecast the costs or other effects which environmental regulation may ultimately have upon its existing and proposed facilities and operations. The Company believes that any such costs related to its utility operations would be recoverable through the rate-making process. For additional information relating to Electric Industry Restructuring see Item 7 herein and refer to Item 8 herein for disclosures relating to environmental contingencies, hazardous substance releases and the control measures related thereto.

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

     An amendment to 30 V.S.A. Section 212(a) enacted May 28, 1987 authorizes the Vermont Department of Public Service (Department) to purchase and distribute power at retail to all customers of electricity in Vermont, subject to certain preconditions specified in new sections 212(b) and 212(c). Section 212(b) provides that a review board consisting of the Governor and certain other designated legislative officers review and approve any retail proposal by the Department if they are satisfied that the benefits outweigh any potential risk to the State. However, the Department may proceed to file the retail proposal with the PSB either upon approval by the review board or the failure of the board to act within sixty (60) days of the submission. Section 212 provides that the Department shall not enter into any retail sales arrangement before the PSB determines and approves certain findings. Those findings are (1) the need for the sale, (2) the rates are just and reasonable,
(3) the sale will result in economic benefit, (4) the sale will not adversely affect system stability and reliability and (5) the sale will be in the best interest of ratepayers.

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

     In Docket DR 95-250, the NHPUC implemented a Retail Competition Pilot Program (Pilot), to determine the implications of retail competition in the electric utility industry. The Pilot is for a two-year period beginning in May 1996 and is open to all electric utilities and to 3% of all classes of customers in New Hampshire.

     For a discussion relating to Electric Industry Restructuring in Vermont and New Hampshire see PART II, Items 7 and 8 herein.

     For a discussion relating to the Company's wholesale electric business see Wholesale Rates below.

                               RATE DEVELOPMENTS

Vermont Retail Rates.

     On October 17, 1995, the Company filed for a rate increase of $31.0 million or 14.6%. For additional information regarding this rate increase request see PART II, Item 8 "Retail Rates" herein.

     In May 1995 the Company filed a comprehensive retail rate redesign. On March 17, 1997, the PSB issued an order approving the Company's rate redesign effective April 1, 1997. The redesign will narrow the seasonal rate differential by reducing the higher winter charges and increasing the lower summer charges. The rate redesign allocates the Company's total revenue requirement to the different customer classes and then establishes the specific rate structure within each class to fairly recover the cost allocated to that class.

     The Company recognizes adequate and timely rate relief is necessary, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through automatic rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted.

New Hampshire Retail Rates.

     Connecticut Valley's retail rate tariffs, approved by the New Hampshire Public Utilities Commission (NHPUC), contain a fuel adjustment clause (FAC) and a purchased power cost adjustment clause (PPCA). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available. On the basis of estimates of costs for 1996 and reconciliations from 1995, the combined PPCA and FAC resulted in an increase in revenues of approximately $1.2 million for 1996. The NHPUC order allowing the increase in 1996 revenues also ordered Connecticut Valley to file testimony and supporting material concerning the Hydro-Quebec/Vermont Joint Owners contract. The order also stated that the NHPUC would file a letter with the FERC requesting that the FERC issue a decision on the Wheelabrator complaint (see below) if one is pending or in the alternative inform the NHPUC as to when to expect a decision. On the basis of estimates of costs for 1997 and reconciliations from 1996, the combined PPCA and FAC will result in an increase in revenues of approximately $1.6 million for 1997. The order also required Connecticut Valley to file a letter showing whether a redesign of the RS-2 wholesale rate under which Connecticut Valley purchases power from Central Vermont would still be beneficial to ratepayers. See Wholesale Rates below for additional discussion. Connecticut Valley has filed a letter showing that the redesign is still beneficial to ratepayers, and added that filing or not filing the redesign would not relieve Connecticut Valley of responsibility to pay for Central Vermont stranded costs in the event of termination of the present RS-2 wholesale rate. The letter further stated that neither the Federal Energy Regulatory Commission (FERC) nor the NHPUC had the jurisdiction to order Central Vermont to open its transmission system to New Hampshire retail open access. See PART II, Items 7 and 8 herein for additional information regarding New Hampshire Electric Industry Restructuring.

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

     In November 1995 Connecticut Valley filed its annual update of the 1996 C&LMPA rates. The Company requested approval of a decrease in program spending and hence a decrease in revenues of $383,000 or 2.1%. Settlement negotiations resulted in a decrease in revenues of $519,000 or 2.8% effective March 4, 1996 which the NHPUC approved. In November 1996 Connecticut Valley filed its annual update of the 1997 C&LMPA rates. The Company requested approval of the same level of program spending as in 1996. Due to over/undercollections from the 1996 C&LMPA the filed increase is $163,000 or
 .8%. By agreement, the schedule will result in a rate change no earlier than April 1, 1997.

     Connecticut Valley also purchases power from several small power producers who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In 1996, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 40,147 MWH, of which 37,203 MWH were purchased from a New Hampshire/Vermont solid waste plant owned by Wheelabrator Claremont Company, L.P., (Wheelabrator). Connecticut Valley has filed a complaint with FERC stating its concern that Wheelabrator has not been a qualifying facility since the plant began operation. Potential outcomes of this complaint could result in a refund, with interest, of past purchased power costs as well as lower future costs. Any refunds and lower future costs are likely to be reflected in the FAC. Pursuant to a Company request, the NHPUC issued an accounting order allowing deferral of litigation costs related to this FERC complaint, with recovery to be determined when the outcome of the FERC complaint is known and petitioned for implementation.

     In June 1995, the Legislature enacted House Bill 168 which directed the NHPUC to establish a pilot program to "examine the implications of retail competition in the electric industry" (RSA 374:26-a). In response to this mandate, the NHPUC issued Order No. 22,033 on February 28, 1996 which established statewide guidelines for a Retail Competition Pilot Program (Pilot or Pilot Program). Under the Pilot Program, which began May 28, 1996, approximately 17,000 retail customers gain the opportunity to purchase electricity from competitive non-utility power suppliers for two years. Connecticut Valley, as well as the other New Hampshire utilities, was ordered to make available three percent of its retail customers for the Pilot. In Connecticut Valley's case, this meant approximately 350 retail customers could become Pilot participants.

     The New Hampshire utilities were ordered to unbundle their prices for the Pilot participants and state separately transmission, distribution, and production prices. The NHPUC then determined a market price of production that was subtracted from the utilities embedded production price. The utilities are able to collect the difference between the embedded production price and the market production price through a charge known as the "stranded cost charge." As part of a proposal put forth to the NHPUC by Connecticut Valley, Pilot participants who elect to buy power from a non-utility supplier receive a discount on their bill known as a Participation Incentive Credit. The credit is designed such that a participating Pilot customer receives approximately ten percent off their combined non-power and power bills. These credit dollars are not recovered from Connecticut Valley's general body of customers.

     House Bill 1392 (RSA Chapter 374-F) directed the NHPUC to undertake a generic proceeding (Docket DR 96-150) to develop a statewide electric utility restructuring plan and to issue a final order establishing such a plan no later than February 28, 1997. The law directed the NHPUC to restructure New Hampshire's electric utility industry in order to introduce competition into the state's retail markets. RSA 374-F also authorized the NHPUC to establish an interim stranded cost charge for each electric utility as part of the aforementioned final order. RSA 374-F also requires all electric utilities subject to the NHPUC's jurisdiction to submit compliance filings no later than June 30, 1997 which shall be the subject of public hearings. The NHPUC is required to implement retail choice for all customers of electric utilities under its jurisdiction by January 1, 1998, or at the earliest date which the NHPUC determines to be in the public interest, but no later than June 30, 1998 without prior legislative approval (RSA 374-F:4,I).

     See PART II, Items 7 and 8 herein for additional information regarding New Hampshire Electric Industry Restructuring.

     By letter dated July 23, 1996 Connecticut Valley filed with the NHPUC (1) for a permanent base rate increase of $1,592,000 or 8.8% effective
September 22, 1996, (2) for a temporary base rate increase of $924,000 or 5.4% effective August 23, 1996, and (3) to reflect the permanent base rate increase in tariffs for Pilot customers. PART II, Items 7 and 8 herein contain additional information regarding the permanent base rate increase request.

Wholesale Rates.

     The Company sells firm power to Connecticut Valley under a wholesale rate schedule based on forecast data for each calendar year which is reconciled to actual data annually. The rate schedule provides for an automatic update of annual rates, as well as a subsequent reconciliation to actual data. The Company filed and the FERC approved (1) a revenue decrease of $78,000 or .7% for 1996 power costs, (2) a reconciliation of 1995 revenues to actual costs which resulted in a refund of $553,794, including interest, and (3) a revenue increase of $918,000 or 8.8% for 1997 power costs. The NHPUC order dated February 28, 1997 regarding New Hampshire Electric Industry Restructuring ordered, among other things, Connecticut Valley to terminate the wholesale rate schedule with the Company. See PART II, Item 7 herein for additional information.

     As ordered by the NHPUC in Connecticut Valley's 1994 C&LMPA docket, the Company entered into negotiations with the NHPUC Staff to redesign the RS-2 wholesale rate under which Connecticut Valley purchases power from the Company. The redesign features marginal cost based energy and capacity charges for all energy and capacity purchases above or below a base level. Such negotiations concluded in February 1995. A summary report was filed with the NHPUC on February 13, 1995. The NHPUC issued an order approving the summary report in June 1995. Connecticut Valley's costs of wholesale power would be lower than they otherwise would be only if Connecticut Valley's growth rate exceeds that of the Company's Vermont retail operations. In light of the NHPUC order dated February 28, 1997 regarding New Hampshire Electric Industry Restructuring the Company may not file the redesign with the FERC. See PART II, Item 8 herein for additional information.

     One of the Company's requirements wholesale customers, New Hampshire Electric Cooperative, Inc. (NHEC), with an average monthly peak of 2.8 MW gave the Company notice of termination of service under FERC Electric Tariff, effective in March 1995. The Company negotiated a interim temporary power sale to NHEC commencing with the termination date and a long-term power sale effective May 1, 1995.

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

     The Company prepared and filed the Tariff in anticipation of developing business opportunities in the area of electric transmission service. In addition, recent FERC orders led the Company to believe that all electric utilities owning transmission facilities would be required to prepare and file such a Tariff in the near future. FERC issued a Notice Of Proposed Rulemaking
(NOPR) dated March 29, 1995, promoting wholesale competition in the electric utility industry. The Company's Tariff complies with many requirements proposed by the FERC in its NOPR.

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

     The Company entered into negotiations with FERC Staff and intervenors and reached a settlement in principle in January 1996 on all rate issues contained in the Tariff filing but one which was settled in August 1996. The settlement provided for a fixed rate effective from August 15, 1995 through July 8, 1996.

     On July 9, 1996 the Tariff was replaced by a pro forma transmission tariff (Transmission Tariff) filed by the Company pursuant to FERC Order No.
888. The Transmission Tariff embodied not only the open access principles set forth in the FERC pro forma transmission tariff, but also continued to embody the ratemaking and other Vermont and New England specific non-rate terms and conditions. There has been no action by the FERC since the filing date.

                                POWER RESOURCES

Overview.

     The Company's and Connecticut Valley's energy production, which includes generated and purchased power, required to serve their retail and firm wholesale customers was 2,464,766 MWH for the year ended December 31, 1996. The maximum one-hour integrated demand during that period was 409.9 MW, which occurred on December 31, 1996. The Company's and Connecticut Valley's total production in 1996, including production related to all resale customers, was 3,754,338 MWH.

     The following tabulation shows the sources of such energy and capacity available to the Company and Connecticut Valley for the year ended
December 31, 1996 and at the time of the Company's own peak. For additional information related to purchased power costs, refer to PART II, Item 7 herein.

                                                        Year Ended December 31, 1996
                                             --------------------------------------------------
                                             Effective                           Generated and
                                             Capability                          Purchased at
                                              12 Month        Generated          Time of the
                                              Average       and Purchased        Company's Peak
                                             ----------    ----------------      --------------
                                                 MW           MWH        %         MW        %
             WHOLLY-OWNED PLANTS:
               Hydro.......................     40.8         219,710    5.9       34.7      8.4
               Diesel and Gas Turbine.....      28.7             207     -          -        -
             JOINTLY OWNED PLANTS:
               Millstone #3................     19.7          42,873    1.2         -        -
               Wyman #4....................     10.9           5,613    0.1         -        -
               McNeil......................     10.5          27,400    0.7       10.1      2.5
             EQUITY OWNERSHIP IN PLANTS:
              (Purchased)
               Vermont Yankee..............    158.8       1,174,418   31.3      136.5     33.3
               Maine Yankee................     15.7          90,776    2.4         -        -
               Connecticut Yankee..........     10.5          55,404    1.5         -        -
             MAJOR LONG-TERM PURCHASES:
               Hydro-Quebec................    185.8         982,161   26.2      159.0     38.8
               Merrimack #2... .............    47.0         291,444    7.8       47.1     11.5
             OTHER PURCHASES:
               System and other purchases..     47.4         238,138    6.3        0.4       .1
               Small power producers.......     32.9         219,584    5.8       25.1      6.1
               Unit purchases..............     22.6          56,216    1.5         -        -
               Entitlement purchases.......      0.4          11,226    0.3         -        -
               Pumped storage hydro........      4.2           3,422    0.1        0.7      0.2
             NEPEX.........................       -          335,748    8.9       (3.7)    (0.9)
                                               -----       ---------  -----      -----    -----
                  TOTAL....................    635.9       3,754,338  100.0      409.9    100.0
                                               =====       =========  =====      =====    =====

Wholly Owned Plants.

     The Company owns and operates 20 hydroelectric generating facilities in Vermont which have an aggregate nameplate capability of 41.2 MW and two gas-fired and one diesel-peaking units with a combined nameplate capability of
28.9 MW.

Jointly Owned Plants.

     The Company has a joint-ownership interest in the following generating and transmission plants:

                                                                       Net
                                  Fuel                   MW        Generation  Load   Net Plant
Name                Location      Type    Ownership  Entitlement       MWH    Factor  Investment
------------        -----------   ------- ---------  -----------     ------   ------  -----------
Millstone #3        Waterford,    Nuclear    1.73%       20          42,873     24%   $55,945,467
                     Connecticut

Wyman #4            Yarmouth,     Oil        1.78%       11           5,613      6%   $ 1,560,826
                     Maine

Joseph C. McNeil    Burlington,   Various   20.00%       10.6        27,400     29%   $ 8,499,788
                     Vermont

Highgate Trans-     Highgate Springs,       46.08%       N/A         N/A        N/A   $ 8,702,073
 mission Facility    Vermont

     The Company receives its share of the output and capacity of Millstone Unit #3 (Unit #3), an 1149 MW nuclear generating facility (see discussion below); and Wyman #4 and Joseph C. McNeil, a 619 MW and a 53 MW respectively, generating plants and is responsible for its share of the operating expenses of each.

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


     Vermont Yankee's net capability is 514 MW of which 156.7 MW (See Note 1) is the Company's net entitlement. Vermont Yankee's plant performance for the past five years is shown below:

                                         Availability              Capacity
                                            Factor                  Factor
                                         (See Note 2)            (See Note 3)
                                         ------------            ------------
        1992.........................        87.5                    82.7
        1993.........................        78.3                    74.9
        1994.........................        98.2                    95.8
        1995.........................        86.3                    84.8
        1996.........................        84.5                    82.8

     Vermont Yankee was down for scheduled refueling outages in 1995 and 1996.

     As described in the overview section above, the Company is a stockholder, together with other New England electric utilities, in the following three nuclear generating companies: Maine Yankee Atomic Power Company, Connecticut Yankee Atomic Power Company and Yankee Atomic Electric Company.

                                               Net            Company's
                    Company                 Capability       Entitlement
                    -------                 ----------     --------------
          Maine Yankee (See Note 4).....      847 MW       2.0% - 16.9 MW
          Connecticut Yankee............   (See Note 5)     (See Note 5)
          Yankee Atomic.................   (See Note 5)     (See Note 5)

     The Company is obligated to pay its entitlement percentage of the operating expenses of Vermont Yankee and the other Yankee companies, including depreciation and a return on invested capital, whether or not the plant is operating. The Company is obligated to contribute its entitlement percentage of the capital requirements of Vermont Yankee and Maine Yankee and has a similar, but more limited obligation to Connecticut Yankee. The Company's entitlement percentages are identical to the ownership percentages except that Vermont Yankee's entitlement percentage is 35%. For additional information regarding Equity Ownership in Plants, refer to PART II, Item 8 herein.

Decommissioning Expense.

     Each of the Yankee companies and Unit #3 has developed its own estimate of the cost of decommissioning its nuclear generating unit. These estimates vary depending upon the method of decommissioning, economic assumptions, site and unit specific variables, and other factors. Each of the Yankee Companies includes charges for decommissioning costs in the cost of capacity, as approved by the FERC. Decommissioning costs for Unit #3 are included in depreciation expenses.

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


(5) Connecticut Yankee and Yankee Atomic permanently ceased power operations of their Nuclear Power Plants. See Decommissioning Expense discussion below.



     The Company's entitlement percentage of decommissioning costs for Vermont Yankee, Connecticut Yankee, Maine Yankee, Yankee Atomic and Unit #3 is as follows (dollars in millions):
                                                                     CVPS's
                                            Total                   Share of
                                Date of   Estimated     CVPS's       Funded
                                 Study    Obligation  Obligation   Obligation
                                -------   ----------  ----------   ----------
Nuclear generating companies:
  Vermont Yankee                  1993      $312.7      $109.4        $53.3
  Maine Yankee                    1993      $316.6        $6.3         $3.3
  Connecticut Yankee              1996      $426.7        $8.5         $4.1
  Yankee Atomic                   1994      $370.0       $13.0         $4.6
  Millstone Unit #3               1995      $426.7        $7.4         $1.7

     Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives. See PART II, Item 8 for additional disclosure.

     The Company owns interests in two of the five nuclear plants operated by Northeast Utilities (NU): 1) a 2% equity interest in the Connecticut Yankee Atomic Power Company (Haddam Neck Plant), and 2) a 1.7303% joint-ownership interest in the Unit #3 of the Millstone Nuclear Power Station.

     On January 31, 1996, the Nuclear Regulatory Commission (NRC) placed the Millstone Nuclear Power Station on its "watch list."

     On March 30, 1996, NU decided to shut down Unit #3 following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain assumed events.

     In July 1996, NU reported that on July 2, 1996, Northeast Utilities Service Company (NUSCO) filed an extensive document with the NRC responding to a series of requests from the NRC seeking assurance that Unit #3 will be operated in accordance with the terms of its operating license and other NRC requirements and regulations and also dealing with a series of issues that NU has identified in the course of these reviews. The document also included an Operational Readiness Plan for Unit #3 which is currently under review by the NRC.

     On August 14, 1996, an independent review team was created by the NRC to review actions to be taken by NU prior to the restart of Unit #3.

     On October 18, 1996, the NRC informed NU that it will establish a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office will be responsible for 1) licensing and inspection activities at NU's nuclear units, 2) oversight of an independent corrective action verification program, 3) oversight of NU's corrective actions related to safety issues involving employee concerns, and 4) inspections necessary to implement NRC oversight of the nuclear units' restart activities.

     On October 24, 1996, the NRC issued an order requiring NU to devise and implement a comprehensive plan for handling safety concerns raised by Millstone Nuclear Power Station employees for ensuring an environment free from retaliation and discrimination and to retain an independent third-party to monitor and review NU's performance in handling employee concerns.

     NU's management has indicated it cannot presently estimate the timing of the restart of Unit #3 or what additional costs, if any, will be incurred.

     The company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU/NUSCO's efforts relating to Unit #3. In addition, this group has retained counsel and experts to review and evaluate NU/NUSCO's operation and management and any prospective claims the group members may be able to assert against NU/NUSCO or related companies.

     For information regarding the premature shutdown of the Connecticut Yankee and Yankee Atomic nuclear power plants, Maine Yankee's extended shutdown and Vermont Yankee's Design Basis Documentation project, refer to
PART II, Item 8 herein.

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

Nuclear Fuel.

     Vermont Yankee has several "requirements based" contracts for the four components (uranium, conversion, enrichment and fabrication) used to produce nuclear fuel. These contracts are executed only if the need or requirement for fuel arises. Under these contracts, any disruption of operating activity would allow Vermont Yankee to cancel or postpone deliveries until actually required. The contracts extend through various time periods and contain clauses to allow the option to extend the agreements. Negotiation of new contracts or renegotiation of existing contracts routinely occurs, often focusing on one of the four components at a time. The price of the 1996 reload was approximately $21 million and future reload costs will depend on market and contract prices.

     Under the Nuclear Waste Policy Act of 1982, the United States Department of Energy (DOE) is responsible for the selection and development of repositories for and the disposal of spent nuclear fuel and high-level radioactive waste. Vermont Yankee, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from its nuclear generation station beginning no later than January 31, 1998; however, this delivery schedule is expected to be delayed significantly. It is not certain when the DOE will accept spent nuclear fuel and high-level radioactive waste. Extended delays or a default by the DOE would lead to consideration of costly alternatives involving serious siting and environmental issues.

     The DOE contract obligates Vermont Yankee to pay a one-time fee of approximately $39.3 million for disposal costs for all spent fuel discharged through April 6, 1983, and a fee payable quarterly equal to approximately one mill per kilowatt-hour of nuclear generated and sold electricity after April 6, 1983. Although such amount for the one-time fee has been collected in rates from the Sponsors, Vermont Yankee has elected to defer payment to the DOE as permitted by the DOE contract. The fee plus accrued interest must be paid no later than the first delivery of spent fuel to the DOE. Interest accrues on the unpaid obligation based on the thirteen-week Treasury Bill rate and is compounded quarterly. Through 1996, Vermont Yankee accumulated
$78.2 million in an irrevocable trust to be used exclusively for defeasing this obligation ($93.7 million including accrued interest) at some future date, provided the DOE complies with the terms of the aforementioned contract.

     Vermont Yankee has primary responsibility for the interim storage of its spent nuclear fuel. The plant is currently able to operate with the ability to discharge the entire reactor core to the spent fuel storage pool through the 2001 refueling outage. Full core discharge capability through the 2004 refueling outage could be achieved with the installation of additional storage racks in the spent fuel pool. Vermont Yankee is currently investigating options for new and separate storage facilities in the event spent fuel storage requirements go beyond this period. The costs of these options have not yet been determined.

     The average energy and capacity costs to the Company of energy generated at the Vermont Yankee plant was 4.71, 5.34, 3.77, 4.68 and 4.78 cents per KWH for the years 1992 through 1996, respectively.

     The Company has been advised by the companies operating other nuclear generating stations in which the Company has an interest that they have contracted for certain segments of the nuclear fuel production cycle through various dates. Contracts for the remainder of the fuel cycle will be required but their availability, prices and terms cannot be predicted.

Nuclear Liability and Insurance.

     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Beyond that a licensee maintains an indemnity agreement with the Nuclear Regulatory Commission, but subject to Congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing $79.3 million against each of the 110 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. The company's interests in the nuclear power units are such that it could become liable for an aggregate of approximately $3.9 million of such maximum assessment per incident per year.

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

     The company will receive varying amounts of capacity and energy from Hydro-Quebec under the Vermont Joint Owners (VJO) contract during the 1997 to 2016 period. A contract between the State of Vermont and Hydro-Quebec terminated on September 22, 1995. Related contracts were negotiated between the company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall power requirements and cost of the original contract.


     The maximum net amount of capacity that the company will purchase during the term of the Hydro-Quebec agreements is 143 MW. The total commitment in the next five years to purchase power under these contracts is approximately $355 million, less approximately $80 million of power sellbacks, yielding a net cost of approximately $275 million. In February 1996, the company reached an agreement with Hydro-Quebec that will lower our 1997 cost of power by approximately $5.8 million. As part of this agreement, the company will deliver to NEPOOL under existing firm energy contracts or joint marketing activities 54 MW of Phase II transmission capacity for a five-year period beginning July 1, 1996 through June 30, 2001. In addition, the agreement provides for continuing negotiations with Hydro-Quebec to further reduce future power cost increases.

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

     Details of these purchases and sell-back contracts are described in the table that follows (dollars in thousands):

                                                                  Schedule   Schedule   Schedule   Schedule
                                                                    C-1         C-2        B         C4-a
                                                                  --------   --------   --------   --------
Capacity in MW                                                         31         21         93         24
Contract period                                                   '91-'12    '92-'12    '95-'15    '96-'16


Energy capacity factor                                              75.0%      75.0%      75.0%      75.0%

Annual contract year energy in MWH                                201,863    138,141    610,077    155,801

Actual 1996 energy charges                                         $4,389     $2,305    $14,672       $571


Estimated 1997 energy charges                                      $4,803     $3,287    $14,517     $3,707
Estimated future average % change from 1997                         2.75%      2.75%      2.75%      2.75%


Actual 1996 annual capacity charge                                 $7,429     $5,043    $23,676       $992

Estimated 1997 capacity charge                                     $7,248     $4,960    $23,515     $5,952
Estimated future average % change from 1997                          0.0%       0.0%       0.0%       0.0%


1996 average cost in cents/KWH                                        6.6        7.9        6.4        6.9

Estimated 1997 average cost in cents/KWH                              6.4        6.4        6.7        6.6
Estimated future average % change from 1997                          1.1%       1.1%       1.0%       1.1%


1996 sellback in average annual MW                                     30         17        N/A        N/A

1996 sellback revenue                                             $10,914     $3,914    $15,406        N/A


Expected sellback #1 revenue                                        25 MW
                                                                100% of costs
Estimated 1997 annual                                              $9,806


Estimated out-years average annual                                $10,641
Estimated average annual % change                                    1.1%
                                                                 ('98-'12)


Expected sellback #3 revenue                                                             up to 70 MW
                                                                                Approx. 90% of capacity costs
1st contract year:  11/1/95 - 10/31/96                                                  $16,195  70 MW
Est. 2nd contract yr:  11/1/96 - 10/31/97                                               $11,462  50 MW
Est. 3rd contract yr:  11/1/97 - 10/31/98                                                $9,170  40 MW
Est. 4th contract yr:  11/1/98 - 10/31/99                                                $6,877  30 MW

Expected sellback #4 revenue - estimated 1997 annual                                     $5,800

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

     NU complied with the Merrimack #2 NOx limits by installing Selective Catalytic Reduction (SCR) equipment in 1995 at a cost of approximately $19 million increasing operating costs by about $1.6 million annually. The SCR equipment is expected to have a negligible effect on unit fuel efficiency.
The Company will share on a pro-rata basis the cost of the SCR equipment based on its share of the VELCO contract. The total cost to the Company of energy generated by the Merrimack #2 unit was 3.31 cents per KWH in 1996.

     Under the Clean Air Act Amendment of 1990, the plant is required to purchase allowances if its output of sulfur dioxide (SO2) exceeds about 21,400 tons of which the Company's share is about 3,200 tons. In 1996, Merrimack 2 emitted about 24,000 tons and the Company's share was about 3,500 tons, which required the purchase of 2,275 allowances for total plant. The Company's share was about 341 allowances which cost approximately $43,000.

Other Purchases.

     Cogeneration/Small Power Qualifying Facilities - A number of small producers using hydroelectric, biomass, and refuse-burning generation are currently producing energy that the Company is purchasing. For the year ended December 31, 1996, the Company received 219,584 MWH from these sources for which it paid $22,116,441.

     New England Power Pool (NEPOOL) - The Company, through VELCO, is a participant in NEPOOL, which is open to all investor-owned, municipal and cooperative utilities in New England under an agreement in effect since 1971. The NEPOOL Agreement provides for joint planning and operation of generating and transmission facilities and also incorporates generating capacity reserve obligations and provisions regarding the use of major transmission lines and payment for such use. Because of its participation in NEPOOL, the Company's operating revenues and costs are affected to some extent by the operations of other participants in that agreement.

     The primary purposes of NEPOOL are to provide energy reliability for the region, centralized economic dispatch and coordination of generation planning and construction by the individual participants. The Company's peak demand for 1996 occurred on December 31 and equaled 409.9 MW. At the time of this peak, the Company had a reserve margin of 24%. NEPOOL's peak for the year occurred on August 6, 1996 and totaled 19,507 MW. NEPOOL had a 34% reserve margin at the time of its 1996 peak.

Power Resources - Future.

     The Company has generally sufficient power under contract to supply its current franchise obligations for the near-term prior to any advent of Retail Wheeling. In addition, the Company will utilize cost effective demand side management programs where appropriate. The Company expects to actively manage this portfolio of supply and demand side resources over the near-term, as it has in the past, to minimize net power costs for its ratepayers and shareholders. It is unclear what the Company's load responsibilities will be upon the advent of Retail Wheeling. The certainty, timing and nature of these events will be largely determined by legislative and regulatory actions at the state and national levels.

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

Capitalization.

     VELCO has authorized 92,000 shares of Class B common stock, $100 par value, of which 60,000 shares were outstanding on December 31, 1996 and 125,000 shares of Class C preferred stock, of which 100,000 shares were outstanding at December 31, 1996. On that date there were authorized and outstanding three issues of First Mortgage Bonds, aggregating $30,887,000, issued under an Indenture of Mortgage dated as of September 1, 1957, as amended, between VELCO and Bankers Trust Company, as Trustee (the "VELCO Indenture"). The issuance of bonds under the VELCO Indenture is unlimited in amount but is subject to certain restrictions.

     New transmission and associated facilities will be required by VELCO in 1997 to transmit power to Vermont utilities. The costs of such facilities are presently estimated at $2,400,000 including allowance for funds used during construction calculated at a rate of approximately 6.2%. For a description of VELCO's properties, see "VELCO" under Item 2.

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

     VETCO has authorized 10 shares of common stock, $100 par value, all of which were outstanding on December 31, 1996 and owned by VELCO, with each share having one vote. During 1986 VETCO paid off its construction financing by issuing $37,000,000 of secured notes, maturing in 2006, and receiving a $9,999,000 equity contribution from VELCO. The notes are secured by a First Mortgage on the major part of VETCO's transmission properties and by the assignment of its rights under the Support Agreements.

Phase I and Phase II.

     The Company participated with other electric utilities in the construction of the Phase I Hydro-Quebec transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the Company's participation in the facilities, the Company is obligated to pay its 4.42% share of Phase I Hydro-Quebec capital costs over a 20 year recovery period through and including 2006. The Company also participated in the construction of Phase II Hydro-Quebec transmission facilities which began operation in November 1990. This service increased the maximum capacity of the Hydro-Quebec 450 KV DC line from 690 MW to 2000 MW and extended Phase I line from Comerford, New Hampshire to Sandy Pond, Massachusetts. The Company uses this transmission path to deliver a portion of the Company's long-term Hydro-Quebec firm power contract. The project cost approximately $487 million. Under a similar support agreement, the Company is obligated to pay its 5.132% share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015. Under the support agreement, the Company is eligible for savings associated with certain energy transactions by NEPOOL, which will offset the Company's support cost obligations. Due to the Vermont Electric Generation and Transmission Bankruptcy, Central Vermont receives an additional .13%, or 921 KW, of the Phase I facility.

                     CONSERVATION AND LOAD MANAGEMENT

     The primary purpose of Conservation and Load Management programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. For additional information regarding C&LM programs see PART II, Item 7, "Liquidity and Capital Resources" herein.

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

                                  DIVERSIFICATION

     See PART II, Items 7 and 8 herein for information regarding the Company's diversification activities.

     The Company is continually assessing additional diversification opportunities. Any new investments will be financed primarily through a combination of debt and equity.

                               EMPLOYEE INFORMATION

     A Local Union No. 300 affiliated with the International Brotherhood of Electrical Workers represents operating and maintenance employees of the Company and its wholly owned subsidiaries. At December 31, 1996 the Company and its wholly owned subsidiaries employed 637 persons, of which 230 are represented by the union. On December 31, 1992, the Company and its employees represented by the union agreed to a three-year contract, which provided for an annual wage increase of 3.95% for a three year period ending December 31, 1995. This contract expired on December 31, 1995, but it was extended until January 26, 1996, when a new three-year contract was agreed to by the Company and its employees represented by the Union. The new contract expires on December 31, 1998 and provides for general wage increases of 2.0%, 2.1% and 2.5% effective January 14, 1996, December 29, 1996 and December 28, 1997, respectively. Under the terms of the new agreement, effective in April 1996, Company's employees represented by the union will contribute weekly premiums for medical coverage of two, three and four dollars for the years 1996, 1997 and 1998, respectively.

                            SEASONAL NATURE OF BUSINESS

     The Company experiences its heaviest loads in the colder months of the year. Winter recreational activities, longer hours of darkness and heating loads from cold weather usually cause the Company's peak of electric MWH sales to occur in January or late December. For additional information regarding the seasonal nature of business see PART II, Item 8 herein.

Item 2.   Properties.

     The Company. The Company's properties are operated as a single system which is interconnected by transmission lines of VELCO, New England Power Company and PSNH. The Company owns and operates 23 small generating stations with a total current nameplate capability of 70,070 KW, has a 1.78% joint-ownership interest in an oil generating plant in Maine, has a 20% joint-ownership interest in a wood, gas and oil-fired generating plant in Vermont, has a 1.73% joint-ownership interest in a nuclear generating plant in Connecticut and has a 46.08% joint-ownership interest in a transmission interconnection with Hydro-Quebec in Vermont.

     The electric transmission and distribution systems of the Company include about 613 miles of overhead transmission lines, about 7,257 miles of overhead distribution lines and about 235 miles of underground distribution lines which are located in Vermont except for about 23 miles of transmission lines which are located in New Hampshire and about two miles of transmission lines which are located in New York.

     Connecticut Valley. Connecticut Valley's electric properties consist of two principal systems in New Hampshire which are not interconnected with each other but each of which is connected directly with facilities of the Company.

     The electric systems of Connecticut Valley include about two miles of transmission lines and about 427 miles of overhead distribution lines and about 11 miles of underground distribution lines.

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

     On December 30, 1994, a lawsuit was filed in the United States District Court for the District of Vermont, Civil Action No. 2:94-CV386, by Bradford E. White, Michel J. Messier and John A. Wasik, against the Company, its present directors and certain former directors. This lawsuit (the "Shareholder Suit"), which purports to be on behalf of a class of consumers as well as on behalf of the Company's stockholders in enforcing the rights of the Company, alleged, among other things, (i) that F. Ray Keyser, Jr., Chairman of the Company's Board of Directors, violated Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diversification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and
(iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders. The Shareholder Suit sought an unspecified amount of damages (including treble damages against Mr. Keyser), attorney's fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself denied the allegations against them and filed a Motion to Dismiss. In an Order dated September 20, 1996, the U.S. District Court Judge dismissed all of the claims filed against the Company and its directors.

     Information regarding the Company's advancement of expenses incurred by the Company's directors in connection with the Shareholder Suit is set forth in PART III, Item 13 under the captions "Report of Indemnification and Advancement of Expenses" and "Compensation Committee Interlocks and Insider Participation" incorporated herein by reference.

     On July 29, 1996, the Company filed a Declaratory Judgment action in the United States District Court for the District of Vermont. The Complaint names as defendants a number of insurance companies that issued policies to the Company dating from the mid 1940s to the late 1980s. The Company asserts that policies issued by defendants provide coverage for all defense and remediation costs associated with the Cleveland Avenue property, the Bennington Landfill site and the North Clarendon site. With the exception of the North Clarendon site where no further remediation is anticipated, see
PART II, Item 8 "Environmental" for related disclosures.

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to security holders during the fourth quarter of 1996.

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

     The table below shows the high and low sales price of the Company's common stock, as reported on the NYSE composite tape by The Wall Street Journal, for each quarterly period during the last two years as follows:

                                                   Market Price
                                                High           Low
                                              --------      --------
                1996
     First quarter..............              $ 15 1/8      $ 13 1/4
     Second quarter.............                15 1/8        12
     Third quarter..............                13 5/8        12
     Fourth quarter.............                13            12

                1995
     First quarter..............              $ 14 1/4      $ 13 1/4
     Second quarter.............                14 1/4        13 1/4
     Third quarter..............                14 3/8        13 3/8
     Fourth quarter.............                14 3/8        13 1/4


     (b) As of December 31, 1996, there were 14,740 holders of the Company's common stock, $6 par value.

        Common stock dividends have been declared quarterly. Cash dividends of $.20 per share were paid for all quarters of 1995. Cash dividends of $.20 per share were paid for the first two quarters of 1996 and cash dividends of $.22 per share were paid for the last two quarters of 1996.

     So long as any Senior Preferred Stock or Second Preferred Stock is outstanding, except as otherwise authorized by vote of two-thirds of each such class, if the Common Stock Equity (as defined) is, or by the declaration of any dividend will be, less than 20% of Total Capitalization (as defined), dividends on Common Stock (including all distributions thereon and acquisitions thereof), other than dividends payable in Common Stock, during the year ending on the date of such dividend declaration, shall be limited to 50% of the Net Income Available for Dividends on Common Stock (as defined) for that year; and if the Common Stock Equity is, or by the declaration of any dividend will be, from 20% to 25% of Total Capitalization, such dividends on Common Stock during the year ending on the date of such dividend declaration shall be limited to 75% of the Net Income Available for Dividends on Common Stock for that year. The defined terms identified above are used herein in the sense as defined in subdivision 8A of the Company's Articles of Association; such definitions are based upon the unconsolidated financial statements of the Company. As of December 31, 1996, the Common Stock Equity of the Company was 57.4% of total capitalization.

     For additional information regarding dividend payment level and dividend restrictions see Item 8 herein.

Item 6.  Selected Financial Data.
         (Dollars in thousands, except per share amounts)


                                        1996      1995      1994      1993      1992
For the year
Operating revenues                    $290,801  $288,277  $277,158  $279,389  $275,375
Net income*                           $ 19,442  $ 19,851  $ 14,800  $ 21,292  $ 21,422
Earnings available for common stock*  $ 17,414  $ 17,823  $ 12,662  $ 18,634  $ 18,764
Consolidated return on average
 common stock equity*                     9.4%     10.0%      7.2%     11.0%     11.8%
Earnings per share of common stock*      $1.51     $1.53     $1.08     $1.64     $1.71
Cash dividends paid per share of
 common stock                             $.84      $.80     $1.42     $1.42     $1.39
Book value per share of common stock    $16.19    $15.51    $14.56    $15.03    $14.21
Net cash provided by operating
 activities                           $ 42,688  $ 41,711  $ 49,426  $ 36,833  $ 48,904
Dividends paid                        $ 11,728  $ 11,350  $ 18,845  $ 18,112  $ 18,174
Construction and plant expenditures   $ 18,952  $ 21,337  $ 22,621  $ 20,519  $ 20,503
Deferred conservation and load
 management expenditures              $  1,589  $  3,899  $  6,159  $  9,874  $  3,539

At end of year
Long-term debt                        $117,374  $119,142  $120,157  $122,419  $107,879
Long-term lease arrangements          $ 18,304  $ 19,385  $ 20,467  $ 21,553  $ 22,641
Redeemable preferred stock            $ 20,000  $ 20,000  $ 20,000  $ 20,000  $ 20,000
Total capitalization
  (excluding current portion of debt) $350,201  $346,341  $339,462  $352,862  $324,664
Total assets                          $502,968  $489,213  $489,570  $479,373  $451,026


*  After deducting non-recurring charge-offs (net of taxes) of $1,703 ($.15 per share) and $4,336
   ($.37 per share) for 1995 and 1994, respectively; and reflecting a gain from insurance proceeds
   and other charges (net of taxes) of $1,300 ($.11 per share) and the Appomattox gain (net of taxes) of $905 ($.08 per share) for 1996 and 1995, respectively.


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Earnings Overview.

     The Company's 1996 net income was $19.4 million or $1.51 per share of common stock, which equates to a 9.4% return on average common equity. Net income and earnings per share of common stock for 1996 compare to $19.9 million and $1.53 in 1995, and $14.8 million and $1.08 in 1994. The return on average common equity was 10.0% for 1995 and 7.2% for 1994.

     For 1996, net income and earnings per share of common stock for the Company's utility business were reduced by approximately $3.7 million and $.32, respectively, for unscheduled incremental nuclear outage costs and related replacement power costs. This reduction was offset by the 5.5% retail rate increase effective June 1, 1996 and insurance proceeds of approximately $1.3 million or $.11 per common share.

     Non-utility net income and earnings per share of common stock for 1996 were reduced by approximately $1.4 million and $.12, respectively, for expenses incurred in connection with a project currently under development by the Company's wholly owned subsidiary, Catamount Energy Corporation (Catamount). These expenses would be reimbursed if this pending project reaches financial closing.

     As part of Vermont's industry restructuring effort, the Company is working toward a Memorandum of Understanding (MOU) between Vermont's largest utilities and the Vermont Department of Public Service (DPS). The terms of the MOU, which are subject to Vermont's legislative and regulatory processes before it can become effective, are described below in Liquidity and Capital Resources - Electric Industry Restructuring.

     On April 30, 1996, the Company received a rate order from the Vermont Public Service Board (PSB). The PSB order generally approved an agreement reached with the DPS that provided for a 5.5% increase in Vermont retail rates effective with bills rendered on June 1, 1996 and an additional 2% increase effective January 1, 1997. Combined, these rate increases produce annualized revenues of approximately $16 million. The PSB order also caps the Company's allowed return on common equity in its Vermont retail business at 11% for 1996 and 1997. For additional information see Rates and Regulation below.

     Earnings for 1995 reflect a $.15 per common share charge pursuant to a PSB Accounting Order requiring a write-off of 1994 restructuring costs, an $.08 per share gain on the sale by Catamount of approximately half of its limited partnership interest in the Appomattox Cogeneration project, the 5.07% retail rate increase effective November 1, 1994 and increased retail sales.

     The 1994 net income and earnings per share of common stock were reduced by approximately $4.3 million and $.37, respectively, for three non-recurring charges resulting from 1) cost disallowances associated with a PSB Rate Order which reduced after-tax earnings and earnings per share of common stock by approximately $1.8 million and $.16, respectively; 2) the Company's decision to discontinue its proposed new headquarters office building which reduced after-tax earnings and earnings per share of common stock by $1.7 million and $.14, respectively; and 3) writing down SmartEnergy Services, Inc.'s investment in Green Technologies, Inc.'s (Green Technologies) common stock to reflect management's estimate in the decline in value of the investment which reduced after-tax earnings and earnings per share of common stock by $.8 million and $.07, respectively.

     In 1996 the Company earned an 11.0% return on average common equity on its Vermont utility business and a 2.5% return on non-utility investments. The Company's consolidated return on average common equity in 1996 was 9.4%. See Note 3 to the Consolidated Financial Statements for additional details on the Company's non-utility investments.

Results of Operations.

The major elements of the Consolidated Statement of Income are discussed below.

Operating revenues and megawatt-hour (MWH) sales A summary of MWH sales and operating revenues for 1996 and 1995 (and the related percentage changes from 1995) is set forth below:

                                                 Percentage                        Percentage
                                  MWH Sales       Increase     Revenues (000's)     Increase
                              1996        1995   (Decrease)    1996        1995    (Decrease)
                              ----        ----   ----------    ----        ----    ----------
Residential                  957,733     946,342     1.2      $108,603    $103,365     5.1
Commercial                   900,590     876,735     2.7        98,890      93,950     5.3
Industrial                   401,781     404,487     (.7)       32,399      31,565     2.6
Other retail                   7,229       7,361    (1.8)        1,856       1,794     3.5
                           ---------   ---------              --------    --------
     Total retail sales    2,267,333   2,234,925     1.5       241,748     230,674     4.8
                           ---------   ---------              --------    --------
Resale sales:
  Firm                         1,717       4,860   (64.7)           81         223   (63.7)
  Entitlement                470,760     895,409   (47.4)       24,781      39,802   (37.7)
  Other                      770,542     580,048    32.8        18,705      13,269    41.0
                           ---------   ---------              --------    --------
Total resale sales         1,243,019   1,480,317   (16.0)       43,567      53,294   (18.3)
                           ---------   ---------              --------    --------
Other revenues                   -           -                   5,486       4,309    27.3
                           ---------   ---------              --------    --------
     Total                 3,510,352   3,715,242    (5.5)     $290,801    $288,277      .9
                           =========   =========              ========    ========

     Year-to-year fluctuations in total retail MWH sales are primarily affected by customer growth, Conservation and Load Management (C&LM) programs, as well as relative prices of alternate energy sources, weather patterns and conservation induced by price changes and income elasticity responses of customers. Retail MWH sales for 1996 increased 1.5% compared to 1995. Retail revenues increased $11.1 million or 4.8% over last year due to a $7.5 million increase in revenues resulting from the 5.5% retail rate increase effective June 1, 1996 and $3.6 million associated with a 1.5% increase in retail MWH sales. Residential and commercial MWH sales increased 1.2% and 2.7%, respectively, reflecting the normal cold weather experienced during the first quarter of 1996 while industrial MWH sales decreased .7% as a result of increased natural snow fall during 1996 reducing ski areas' megawatt-hour requirements for snow making.

     Total retail MWH sales for 1995 increased .9% compared to 1994. Retail MWH sales declined during the first quarter of 1995 due to warm weather and its impact on winter recreational activities. However, retail MWH sales improved throughout the remainder of the year. Retail revenues for 1995 increased $9.7 million or 4.4% over 1994 due to an $8.0 million increase in revenues resulting from the 5.07% retail rate increase effective November 1, 1994 and $1.8 million associated with a .9% increase in MWH sales.

     Due to current market conditions, some of the Company's firm resale customers chose not to extend their contracts. As a result, firm resale MWH sales and revenues declined for 1996 and 1995.

     The decrease in entitlement MWH sales and revenues for 1996 is primarily due to the expiration, in October 1995, of a five year sale of part of the Company's interest in the output of Vermont Yankee and Merrimack #2 and lower sellback of Hydro-Quebec power.

     For 1995, entitlement MWH sales and revenues increased 7.3% and 6.9%, respectively, due to the sale of power purchased from Hydro-Quebec to Boston Edison Company. However, this increase was partially offset by decreased MWH sales made in conjunction with a swap arrangement with Commonwealth Electric Company, which terminated on October 31, 1995, reduced sell-backs to Hydro-Quebec of purchased power and reduced sales to UNITIL Power Corp. due to the scheduled refueling and maintenance shutdown of Vermont Yankee that began on March 17, 1995.

     Other resale sales and revenues increased 32.8% and 41.0%, respectively, compared to 1995 resulting from increased system capacity sales and sales to New England Power Pool (NEPOOL) offset by a decrease in unit and off-system sales. Other resale sales for 1995 decreased 62,754 MWH and related revenues decreased $.9 million, primarily from lower short-term sales to NEPOOL.

     Other revenues for 1996 increased due to an increase in transmission revenues related to a transmission interconnection agreement.


     The Company continues to make every effort to maintain or increase resale sales despite the weak market for capacity and energy in the region.

     The table below analyzes the components of increases or decreases in revenues compared to the prior year (dollars in thousands):

                                                     1996       1995
         Revenue increase (decrease) from:
           Retail MWH sales                        $ 3,557    $ 1,765
           Retail rates                              7,517      7,963
           Changes in firm resale sales               (142)      (411)
           Changes in entitlement sales            (15,021)     2,582
           Changes in other resale sales             5,436       (932)
           Changes in other revenues                 1,177        152
                                                   -------    -------
         Net increase over prior year              $ 2,524    $11,119
                                                   =======    =======

Purchased power The Company purchases approximately 90% of its power needs under several contracts of varying duration. Over 30% of these purchases are from affiliated companies whereby the Company receives its entitlement share of the output. The Company's purchased power portfolio assures that a diversified mix of sources and fuel types are available to meet the Company's long-term load growth while providing short and intermediate term opportunities to purchase or sell capacity and energy to reduce overall power costs. A breakdown of the Company's energy sources is shown below:

                                              Year Ended December 31
                                            1996       1995       1994

         Nuclear generating companies        36%        32%        39%
         Canadian imports                    30         33         20
         PSNH--coal                           8          8          7
         Company-owned hydro                  6          4          5
         Jointly owned units                  2          4          5
         Small power producers                6          5          5
         Other sources                       12         14         19
                                            ---        ---        ---
                                            100%       100%       100%
                                            ===        ===        ===

     The Company maintains a 1.7303% joint-ownership interest in Millstone Unit #3 (Unit #3) of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities (NU). The Company also maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit and Wyman #4, a 619 MW oil-fired unit and owns a 31.3%, 2% and 3.5% equity interest in Vermont Yankee, Maine Yankee and Yankee Atomic, respectively. In addition, the Company owns 20 hydroelectric generating units with a total nameplate capability of 41.2 MW and two gas-fired and one diesel-peaking units with a combined nameplate capability of 28.9 MW.

     On January 31, 1996, the Nuclear Regulatory Commission (NRC) placed the Millstone Nuclear Power Station on its "watch list."

     On March 30, 1996, NU decided to shut down Unit #3 following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain assumed events.

     In July 1996, NU reported that on July 2, 1996, Northeast Utilities Service Company (NUSCO) filed an extensive document with the NRC responding to a series of requests from the NRC seeking assurance that Unit #3 will be operated in accordance with the terms of its operating license and other NRC requirements and regulations and also dealing with a series of issues that NU has identified in the course of these reviews. The document also included an Operational Readiness Plan for Unit #3 which is currently under review by the NRC.

     On August 14, 1996, an independent review team was created by the NRC to review actions to be taken by NU prior to the restart of Unit #3.

     On October 18, 1996, the NRC informed NU that it will establish a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office will be responsible for 1) licensing and inspection activities at NU's nuclear units, 2) oversight of an independent corrective action verification program, 3) oversight of NU's corrective actions related to safety issues involving employee concerns, and 4) inspections necessary to implement NRC oversight of the nuclear units' restart activities.

     On October 24, 1996, the NRC issued an order requiring NU to devise and implement a comprehensive plan for handling safety concerns raised by Millstone Nuclear Power Station employees for ensuring an environment free from retaliation and discrimination and to retain an independent third-party to monitor and review NU's performance in handling employee concerns.

     NU's management has indicated it cannot presently estimate the timing of the restart of Unit #3 or what additional costs, if any, will be incurred.

     The Company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU/NUSCO's efforts relating to Unit #3. In addition, this group has retained counsel and experts to review and evaluate NU/NUSCO's operation and management and any prospective claims the group members may be able to assert against NU/NUSCO or related companies.

     The Company estimates that while Unit #3 is out of service it will incur incremental replacement power costs estimated at $250,000 to $350,000 per month. In addition, the Company incurred incremental operation and maintenance costs during 1996 of about $1.8 million. This amount includes $.5 million representing an estimate of the Company's share of additional costs NU expects to incur in 1997 to return Unit #3 to service.

     In July 1996, the Connecticut Yankee Nuclear Power Plant was shut-down due to several issues related to certain containment air recirculation and service water systems. On December 4, 1996, the Board of Directors of Connecticut Yankee Atomic Power Company (CYAPC) voted to retire the plant from commercial operation. The decision to shutdown the plant was based on an economic evaluation of the costs of operating it compared to the costs of closing it and incurring replacement power costs over the remaining period of the plant's operating license. CYAPC has undertaken various regulatory filings intended to implement the decommissioning of the plant. For additional information relating to the permanent shutdown of Connecticut Yankee Nuclear Power plant, see Note 2 to the Consolidated Financial Statements.

     The Vermont Yankee Nuclear Power plant, which provides approximately one-third of the Company's power supply, had scheduled refueling outages from September 7 through November 5, 1996 and from March 17 through May 2, 1995.

     For information in regard to Vermont Yankee's Design Basis Documentation project, the cold shutdown configuration and unscheduled outages of Maine Yankee, and the permanent shutdown of Yankee Atomic, see Note 2 to the Consolidated Financial Statements.

     During scheduled refueling outages, the Company purchases more costly replacement energy from other sources to satisfy energy needs. In accordance with current rate-making treatment, the Company defers and amortizes to expense over their respective fuel cycles the incremental replacement energy and maintenance costs associated with refueling outages for the Yankee plants and Unit #3 jointly owned nuclear generating unit. During 1996, the Company deferred $1.5 million and $6.0 million of replacement energy and capacity costs, respectively, for Vermont Yankee and for 1995 deferred $2.4 million and $6.9 million of replacement energy and capacity costs, respectively, for Vermont Yankee, Maine Yankee, Connecticut Yankee and Unit #3.

     Under various long-term purchase power contracts expiring in 2016, the Company receives varying amounts of capacity and energy from Hydro-Quebec. See Note 13 to the Consolidated Financial Statements for further details related to the Hydro-Quebec power contracts.

     Under a 30-year contract, which expires in 1998, the Company, through Vermont Electric Power Company, Inc., purchases 46.98 MW of capacity from Merrimack #2, a coal-fired generating plant owned by NU.

     The Company, under long-term contracts, purchases power from a number of small power producers who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, wood, biomass and refuse-burning generation. During 1996, the Company purchased 219,584 MWH of which approximately 159,064 MWH is associated with the Vermont Electric Power Producers and 37,203 MWH with a New Hampshire/Vermont solid waste plant.

     The Company engages in purchases and sales with other electric utilities and with NEPOOL to take advantage of immediate pricing and other market conditions. These purchases are included in Other sources in the table above.

     The net cost components of purchased power and production fuel costs for the past three years were as follows (dollars in thousands):

                                         1996                  1995                  1994
                                   Units     Amount      Units     Amount      Units     Amount
Purchased and produced:
  Capacity (MW)                        526  $ 86,431         585  $ 85,758         568   $ 83,677
  Energy (MWH)                   3,445,259    67,991   3,603,446    63,907   3,544,563     59,485
                                            --------              --------               --------
     Total purchased power costs             154,422               149,665                143,162
  Production fuel (MWH)            295,802     1,570     348,528     2,358     381,819      1,932
                                            --------              --------               --------
     Total purchased power and
      production fuel costs                  155,992               152,023                145,094
Entitlement and other
 resale sales (MWH)              1,241,302    43,486   1,475,457    53,071   1,477,106     51,421
                                            --------              --------               --------
     Net purchased power and
      production fuel costs                 $112,506              $ 98,952               $ 93,673
                                            ========              ========               ========

     The increase in purchased capacity cost of $.7 million for 1996 over 1995 resulted from $9.3 million in higher prices offset by a 10%, or $8.6 million, decrease in the amount of MW purchased.


     Purchased capacity costs increased $2.1 million for 1995 over 1994 resulting from a 3%, or $2.5 million, increase in the amount of MW purchased offset by lower prices of approximately $.4 million.

     Energy costs are directly related to the variable prices of oil, nuclear fuel and coal but, more importantly, to the proportion of the Company's purchased energy that comes from each of these fuel sources. The increase in energy costs for 1996 resulted from an 11% or $6.9 million increase in cost per MWH purchased offset by a 4.4% or $2.8 million decrease in the amount of MWH purchased. The price increase results primarily from incremental replacement power costs associated with Unit #3 discussed above. In total, energy costs for 1995 over 1994 increased $4.4 million. Cost per MWH purchased increased 5.7% or $3.4 million and the amount of MWH purchased increased 1.7% or $1.0 million.

     The Company is responsible for paying its entitlement percentage of decommissioning costs for Vermont Yankee, Connecticut Yankee, Maine Yankee and Yankee Atomic as well as its joint ownership percentage of decommissioning costs for Unit #3. See Notes 2 and 13 to the Consolidated Financial Statements. Recently, the staff of the Securities and Exchange Commission has questioned certain current accounting practices of the electric utility industry, including the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the industry-wide accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning costs are changed, it is possible that annual expense provisions for decommissioning costs could increase, the total estimated costs for decommissioning could be recorded as a liability, and income from external decommissioning trusts could be reported as investment income instead of a reduction to decommissioning expense. The Company does not believe that such changes, if required, would have an adverse effect on results of operations due to its ability to recover decommissioning costs through the regulatory process. See Liquidity and Capital Resources - Competition, for related information.

     Production fuel costs decreased $.8 million for 1996 due primarily to lower generation by Unit #3 discussed above. For 1995 production fuel costs increased over 1994 by $.4 million due to an increase in price of approximately $.7 million offset by an 8.8% decrease in the amount of MWH generated primarily by Unit #3, due to its scheduled refueling outage.

     In order to optimize its power mix for baseload, intermediate and peaking power, the Company engages in sales and purchases with other electric utilities, primarily in New England and with NEPOOL. The profits from these transactions are used to reduce purchased power costs.

     Based on present commitments and contracts, the Company expects that net purchased power and production fuel costs will be approximately
$125.3 million, $133.7 million and $133.4 million for the period 1997 through 1999.

Other operation expenses In accordance with a PSB Accounting Order issued in January 1996, the Company expensed, in December 1995, approximately $2.9 million of deferred restructuring costs. This recognition combined with reduced amortization of about $.8 million for 1996, decreased other operation expenses approximately 9.5% compared to 1995. Other operation expenses for 1995 were relatively flat compared to 1994.

Maintenance expenses The $2.1 million or 15.9% increase in maintenance expenses for 1996 compared to 1995 is primarily attributable to nuclear maintenance expenses associated with the Company's joint ownership interest in Unit #3 discussed above.

Income taxes Federal and state income taxes fluctuate with the level of pre-tax earnings. These taxes decreased for 1996 as a result of lower pre-tax earnings and increased for 1995 as a result of higher pre-tax earnings.

Other income and deductions Equity in earnings of affiliates for 1996 were about the same as 1995 and increased 6.3% for 1995 compared to 1994 resulting from higher earnings from the Company's nuclear generating affiliates.

     The increase in allowance for equity and borrowed funds used during construction for 1996 is due to a higher level of construction expenditures and higher rates used for capitalization of these funds.

     The decrease in other income (expenses), net for 1996 compared to 1995 is primarily due to approximately $2.3 million of expenses incurred in connection with a non-utility project currently under development in Summersville, West Virginia. These expenses would be reimbursed if this pending project reaches financial closing. The decrease was offset by insurance proceeds of $1.3 million recorded in the first quarter of 1996, higher income from Catamount's operating investments and an increase in interest and dividend income.

     For 1995, the increase in other income (expenses), net results primarily from the 1995 $1.5 million pre-tax gain on the sale of a partial interest in the Appomattox project and the 1994 $1.3 million write-down of the Company's investment in Green Technologies. However, the increase was partially offset by a $.4 million additional write-off of the Company's investment in Green Technologies in 1995 to reflect management's estimate of the permanent decline in the value of the investment.

Other interest expense Other interest expenses declined for 1996 due to lower average interest rates combined with decreased short-term debt levels. Due to increased short-term debt levels and higher interest rates, other interest expense increased for 1995 compared to 1994.

Cash Dividends Declared

Preferred

     In January 1994, the Company redeemed 280,000 shares of preferred stock 9% dividend series at a premium of $.25 per share. This redemption resulted in a decrease in preferred dividends declared for 1995.

Common

     The increase in common dividends declared for 1996 results from a 10% increase in the quarterly common dividend paid (from $.20 to $.22 per share) on the Company's outstanding common stock in August and November 1996. The decrease in common dividends declared for 1995 results from an advanced quarterly common dividend declaration in December 1994 payable February 15, 1995. As a result, the accompanying Consolidated Financial Statements reflect three quarterly dividend declarations in 1995 and five in 1994. The December 1994 declaration reflected the 44% reduction in quarterly dividend rate per share (from $.355 to $.20 per share) discussed below.

Liquidity and Capital Resources

Construction The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities generated $42.7 million in 1996, $41.7 million in 1995 and $49.4 million in 1994.

     The Company ended the 1996 year with cash and cash equivalents of $6.4 million, a decrease of $5.6 million from the beginning of the year. The decrease in cash for 1996 was the result of $42.7 million provided by operating activities, $28.0 million used for investing activities and $20.3 million used for financing activities.

Operating Activities Approximately $37.5 million of cash was provided from net income before non-cash items, primarily depreciation. About $5.2 million of cash was provided from fluctuations in working capital and other operating activities, including C&LM programs, restructuring costs, gain on sale of property and net deferral/amortization of nuclear replacement energy and maintenance costs.

Investing Activities Construction and plant expenditures consumed approximately $19.0 million, $1.6 million was used for C&LM programs, $2.9 million was used for non-utility investments, $5.2 million was deposited in an escrow account to fund non-utility investments, $.3 million was used for the rental water heating program while $1.0 million was provided by sales of property.

Financing Activities Dividends paid on common stock were $9.7 million, while preferred stock dividends were $2.0 million. Quarterly dividends paid on common stock in August and November 1996 reflected the 10% increase from the 1995 level. Long-term debt borrowings provided $1.2 million while short-term obligations, retirement of long-term debt and the repurchase of common stock required $7.7 million, $1.0 million and $1.1 million, respectively.

     Excluding allowance for funds used during construction, construction expenditures are estimated at $17.5 million, $21.4 million and $16.2 million for the years 1997 through 1999, respectively. These spending levels are consistent with the Company's goal to move toward limiting annual capital expenditures to annual depreciation.

Electric Industry Restructuring

     The electric utility industry is in a period of transition that may result in a shift away from franchised monopoly service, and cost of service and return on equity based rates to one with more competition and market based rates at least for the power supply portion of electric service. Most states, including Vermont and New Hampshire, where the Company does business, are exploring new mechanisms to bring greater competition, customer choice, direct retail access and market influence to the industry while retaining the public benefits associated with the current regulatory system.

Vermont

     In Vermont, the PSB by Order dated October 17, 1995, opened a process requiring all 22 electric utilities in Vermont to file proposed restructuring plans by mid-1996. The goal, as set forth in the Order, is to achieve restructuring by January 1, 1998. The Company filed its electric industry restructuring proposal with the PSB on June 19, 1996. Pursuant to the Company's proposal, incumbent electric utilities would be required to functionally separate their power production and sales functions from their regulated distribution and transmission functions.

     A restructuring of the electric utility industry could result in stranded costs for incumbent utilities. Stranded costs are that portion of utility investments and obligations made for public service purposes that cannot be recovered because of restructuring. The Company's restructuring proposal described the basis for the Company's assertion that it is entitled to recover its stranded costs should Vermont pursue the restructuring of the utility industry.

     On December 31, 1996, the PSB issued a Report and Order (the Report) outlining a restructuring plan (Plan) for the Vermont electric utility industry requiring legislative approval. The Plan consists of nine components as follows:

Provide customer choice. Enable all customers to demand and purchase the products and service they need and want. It provides for additional market opportunities for low-usage customers.

Require Vermont's largest investor-owned utilities to divide their generation and distribution functions into separate corporate subsidiaries. The PSB does not propose full corporate divestiture at this time but requires this "functional separation" of the companies into wholly owned subsidiaries.

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


The Report also indicated that the implementation date could be as late as the end of 1998. Note that the Report does not constitute a final, binding order but is instead a recommendation to the Vermont Legislature.

     If adopted by the Vermont Legislature, the Plan would allow for the recovery of stranded costs through a non-bypassable, non-discriminatory wires charge on electric consumption, after mitigation of costs. It would also authorize the use of incentive-and performance-based regulation for distribution companies presently subject to price regulation.


     The Report promotes aggressive actions to reduce utilities' current and future power costs including "innovative financing renegotiation of above-market contractual commitments, and asset sales." If adopted by the Vermont Legislature, the PSB would take into account the circumstances under which stranded costs were incurred and the companies' efforts to mitigate them. The multiple step process outlined by the PSB would involve 1) an estimation of stranded costs including an estimation of future power costs and a determination of the extent to which stranded costs can be mitigated, 2) an adjustment of stranded costs and 3) a stranded cost reconciliation proceeding.

     The largest component of the Company's stranded costs are future costs under long-term purchased power contracts. If the PSB's recommendation is approved by the Vermont Legislature, the Company will be able to recover its unmitigatable stranded costs through a non-bypassable, non-discriminatory wires charge on electric consumption. The Report suggests that if utilities satisfy a multi-factor analysis, Vermont should "create the opportunity for full recovery of stranded costs provided they are legitimate, verifiable, otherwise recoverable, prudently incurred and non-mitigatable." Such recover is, however, "explicitly tied to successful mitigation." At this time, the Company cannot give assurance that it will be successful in realizing mitigation of these costs to the extent that will satisfy the broad standards identified by the PSB or that it will be able to achieve full or substantial recovery of these costs, should Vermont's utility industry be restructured.

     The PSB Report "strongly encourage[s] the participants in this docket to continue to work together to forge comprehensive solutions on a consensus basis wherever possible." The Company continues to work to achieve a restructured industry in Vermont which meets the consensus principles for industry restructuring endorsed by the PSB and protects the interests of the Company and the stakeholders who financed the system under the regulatory bargain.

     In an effort to achieve a negotiated resolution to the issues surrounding the restructuring of the Vermont electric utility industry, the Company, Green Mountain Power Corporation, the DPS and representatives of the Governor of Vermont are currently developing a Memorandum of Understanding (MOU) which would establish a known plan for implementing restructuring in Vermont. If the concepts developed pursuant to the MOU to date are implemented, it is anticipated that the impact would:

Result in a decrease in Vermont-related total electricity prices for 1998 and 1999 and reduce future total electric prices from what they would have been absent restructuring in Vermont, under all reasonable market price scenarios.

Allow retention of all utility business segments, including generation and distribution, through functional separation into separate legal affiliates.

Pre-define the level of, timing for and measurement of mitigation and, if such mitigation is accomplished, provide for substantial certainty for collecting the remainder of the Company's Vermont jurisdictional stranded costs. To achieve this certainty, it is anticipated that the Company would have to achieve mitigation of its stranded costs of at least $133 million (on a net present value basis) by December 31, 2001.

Set up a mechanism to collect stranded costs through a non-bypassable Competitive Transition Charge.

Establish a grantor trust financing mechanism to fund stranded cost mitigation or to fund the under collection of stranded costs.


Fix a distribution company price path through 2004.


     Given the complexity of the MOU and the uncertainty surrounding necessary legislative action to implement it, the Company cannot predict when or if the provisions of the MOU would become effective and thus change the current regulatory process in Vermont.

     Restructuring proposals are presently under consideration by the Vermont General Assembly that would provide for the restructuring of Vermont's electric utility system. At this time, it cannot be determined whether any restructuring legislation will be enacted, or if enacted, whether it will conform to the concepts developed by the Report or through the MOU.

New Hampshire

     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC), directed by the New Hampshire legislature, has established a Pilot Program (Pilot) to determine the implications of retail competition in the electric utility industry. The Pilot is for a two-year period beginning in May 1996 and is open to all electric utilities and to 3% of all classes of customers in New Hampshire. The Company competed as a competitive supplier to acquire additional load currently served by other New Hampshire utilities and to retain load currently served by Connecticut Valley Electric Company Inc. (Connecticut Valley), the Company's wholly owned New Hampshire subsidiary.
The Company acquired new customers with combined annual electric use totaling approximately 20 million kilowatt hours.

     On September 10, 1996, pursuant to legislation enacted in May 1996, the NHPUC issued a preliminary plan to restructure the electric industry in New Hampshire including Connecticut Valley. The legislation requires generation to be functionally separated from transmission and distribution, with the distribution and customer-related services remaining subject to regulation by the NHPUC. The Plan calls for New Hampshire utilities to unbundle their electric rates and services into generation, transmission, distribution and Conservation and Load Management services. It provides for an interim stranded cost charge effective for two years following the implementation of the New Hampshire utilities compliance filings.

     The NHPUC plans to implement retail choice for all customers by January 1, 1998 and in no event later than June 30, 1998. Connecticut Valley and other parties provided written and oral comments to the NHPUC on its Plan. This input includes proposals for restructuring by consultants retained by the NHPUC. In particular, a proposal by LaCapra and Associates would cap Connecticut Valley's retail rates at a regional level upon the event of retail choice in Connecticut Valley's service territory. If adopted, this proposal could result in stranded costs of up to $38 million (on a net present value basis) related to purchased power contracts based on LaCapra and Associates' estimate.

     Connecticut Valley constituted approximately 7% of the Company's total retail MWH sales for the year ended December 31, 1996. Ultimately, the financial impacts of restructuring on Connecticut Valley and the Company may be determined by the FERC and the courts. The FERC regulates the wholesale power sale from the Company to Connecticut Valley. Should the State of New Hampshire require the termination of that sale, the Company expects that the FERC would determine the recovery of any lost net revenues going forward. The Company may also have legally protected rights which could be enforced in proceedings in the New Hampshire, Vermont and Federal judicial systems.

     For additional information related to the NHPUC Plan see Note 17, Subsequent Event, to the Consolidated Financial Statements.

Competition-Risk Factors

     If retail competition is implemented in Vermont or New Hampshire, the Company is unable to predict the impact of this competition on its revenues, the Company's ability to retain existing customers and attract new customers or the margins that will be realized on retail sales of electricity.

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

     As described in PART II, Item 8, Note 1 to the Notes to Consolidated Financial Statements, the Company complies with the provisions of SFAS No. 71. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

     SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," which was implemented by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of December 31, 1996, based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

     The Company believes that the provisions of both the Report and MOU, if approved by the PSB and Vermont General Assembly, would meet the criteria for continuing application of SFAS Nos. 71 and 121. Because the Company is unable to predict what form enacted legislation will take, however, it cannot predict if or to what extent SFAS Nos. 71 and 121 will continue to be applicable in the future.

     As such, the Company cannot predict whether the Report, the MOU and restructuring legislation enacted in Vermont or the issuance of a final restructuring Plan in New Hampshire would have a material adverse effect on the Company's operations, financial condition or credit ratings. However, the Company's failure to recover a significant portion of its purchased power costs, would likely have a material adverse effect on the Company's results of operations, cash flows and ability to obtain capital at competitive rates. It is possible that stranded cost exposure before mitigation could exceed the Company's current total common stock equity.

Other

     In order to strengthen the Company's competitiveness and responding to current and anticipated changes in the electric utility industry, the Company's board of directors (Board) and management decided to align the Company into five strategic business units (SBUs). These SBUs, designed to provide business focus required to sustain financial viability in the changing electric utility industry, will also create growing and discernible value for the Company's employees, customers and shareholders. In addition, the formation of these SBUs will allow the Company to unbundle its functions more easily during the transition to deregulation.

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

     On June 3, 1996, the Company's Board increased the quarterly dividend rate from $.20 to $.22 payable August 15, 1996. The Board, on November 8, 1994, reduced the quarterly dividend rate from $.355 to $.20. As a result, the annual dividend of $1.42 was reduced 44% to $.80 effective with the first quarter dividend paid in February 1995. Also, the Board authorized the purchase of up to 2 million shares of its outstanding common stock from time to time in open market transactions. Through December 31, 1996, the Company had purchased 266,100 shares at an average price of $13.69 per share. These transactions are recorded as treasury stock, at cost, in the Company's Consolidated Balance Sheet.

     The Company has suspended the common stock repurchase program it began in November 1994 in order to preserve capital for use in industry restructuring and other business purposes.

     The Company's capital structure ratios (including amounts of long-term debt due within one year) for the past three years were as follows:

                                                      December 31
                                                1996     1995     1994
                                                ----     ----     ----
           Common stock equity                   53%      52%      50%
           Preferred stock                        8        8        8
           Long term debt                        34       35       36
           Long-term lease arrangements           5        5        6
                                                ---      ---      ---
                                                100%     100%     100%
                                                ===      ===      ===


     On November 26, 1996, one of the Company's rating agency, Duff & Phelps Credit Rating Co. (Duff & Phelps), lowered its rating on the Company's First Mortgage Bonds and reaffirmed the Company's Preferred Stock rating. Duff & Phelps stated the downgrade reflects the Company's weak quantitative profile "when adjusted for long-term purchased power commitments (primarily from Hydro-Quebec)." However, Duff & Phelps stated that the Company's "quantitative profile is offset by a good competitive profile, an improving qualitative profile and a well-focused management team." Duff & Phelps said the Company has low cost and rate structures relative to "other northeastern utilities and . . . benefits from a moderately growing service territory and a well diversified customer mix with no significant industry concentration."

     Current credit ratings for the Company's securities as of February 1997 are as follows:

                                   Duff &       Standard
                                   Phelps       & Poor's

          First Mortgage Bonds      BBB            BBB
          Preferred Stock           BBB-           BBB-


     Non-Utility Catamount Energy Corporation (Catamount), a wholly owned subsidiary of the Company, implemented a credit facility in July 1996 which provides for up to $8.0 million of letters of credit and working capital loans. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve requirement in the Appomattox Cogeneration project and two letters of credit totaling $2.33 million to support investment commitments in Fibrowatt Thetford Ltd.

     SmartEnergy, also a wholly owned subsidiary of the Company, currently maintains $.5 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. There are no outstanding borrowings under this facility.

     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

C&LM Programs The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Total C&LM expenditures in 1995 and 1996 were $4.8 million and $3.5 million, respectively, and based on an agreement between the Company and the DPS, total 1997 C&LM expenditures are not to exceed $4.5 million. This agreement is subject to PSB approval.

Diversification Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in six operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. In addition, Catamount has interests in a project under construction in Thetford, England, and under development in Summersville, West Virginia. Catamount after-tax earnings were $.5 million, $2.5 million and $1.2 million for 1996, 1995 and 1994, respectively. Included in results of operation for 1996 was $2.3 million of pre-tax expenses related to the Gauley River project in Summersville, West Virginia. These expenses would be reimbursed if this pending project reaches financial closing.

     SmartEnergy was formed for engaging in the sale of or rental of electric water heaters, energy efficient products and other related goods and services. SmartEnergy's earnings were $.3 million for 1996 and incurred losses of $.3 million and $.9 million for 1995 and 1994, respectively. The 1995 and 1994 losses resulted from write-offs of the Company's investment in Green Technologies of $.4 million and $1.3 million, respectively.

Rates and Regulation The Company recognizes that adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through automatic rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996. On
February 13, 1996, the Company reached an agreement with the DPS regarding this rate increase request. On April 30, 1996, the Company received a rate order from the PSB generally approving the agreement.

     Under the terms of the Agreement approved by the PSB, the Company increased its Vermont retail rates 5.5% effective June 1, 1996 and 2% effective January 1, 1997. In addition, the Agreement caps the Company's allowed return on common equity in its Vermont retail business for 1996 and 1997 at 11%, by requiring the Company to reduce deferred C&LM costs to the extent its Vermont retail return on common equity would otherwise exceed 11%, and prohibits the Company from seeking any increase in Vermont retail rates which would become effective before January 1, 1998, except for extraordinary circumstances. The Agreement also requires the Company to recognize in 1997, for accounting purposes, approximately $5.8 million in power cost reductions associated with a Memorandum of Understanding with Hydro-Quebec and to file for a rate reduction if the Company is successful in negotiating any further modifications to the Contract with Hydro-Quebec that result in a reduction in the cost of power from Hydro-Quebec between February 12, 1996 and December 31, 1997. Pursuant to the common equity cap of 11%, the Company recognized in 1996 approximately $147,000 C&LM costs that would have otherwise been deferred.

     In its April 30, 1996 Order, the PSB modified the February 13, 1996 Agreement reached with the DPS by removing only one of the two penalties imposed in the PSB's October 31, 1994 Order. Although the PSB's April 30, 1996 Order supports the Agreement's removal of the penalty associated with the Company's efforts to acquire cost-effective energy efficiency resources, it only suspends the penalty for the alleged mismanagement of power supply options through the later of January 1, 1998 or the next investigation into the Company's rates. After this period, the rate consequences of the penalty, a .75% reduction in the Company's authorized Vermont retail return on common equity, will be reimposed unless the Company demonstrates in future proceedings that it has adequately met the standards for removal as established by the PSB in its Orders issued October 31, 1994 and April 30, 1996.

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

     On July 23, 1996, Connecticut Valley filed with the NHPUC for an 8.8% or approximately $1.6 million base rate increase to become effective
September 22, 1996. The increase is to recover increased operating costs and costs of improvements to the electric system. As part of the permanent rate increase, Connecticut Valley also requested a temporary rate increase of 5.4% or approximately $.9 million. The NHPUC has granted Connecticut Valley a temporary rate increase of 5.4% effective with bills rendered October 1, 1996. On January 21, 1997, Connecticut Valley and the NHPUC Staff reached a settlement in principle regarding the permanent rate increase. The settlement, subject to NHPUC approval, provides for a 6.4% permanent rate increase and sets Connecticut Valley's allowed return on common equity at 10.2%. For the purpose of collecting recoupment revenues for the period October 1, 1996 and March 30, 1997, and to recoup rate case expenses, a temporary billing surcharge of approximately 2.2% of total bill would be effective during the period April 1 through November 30, 1997, when off-peak rates are in effect. This settlement was approved by the NHPUC in March 1997.

Inflation The annual rate of inflation, as measured by the Consumer Price Index, was 3.3% for 1996, 2.5% for 1995 and 2.7% for 1994. The Company's revenues, however, are based on rate regulation that generally recognizes only historical costs. Although the rate of inflation has eased in recent years, it continues to have an impact on most aspects of the business.

New Accounting Pronouncements Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and decided not to adopt the accounting option of SFAS No. 123, "Accounting for Stock-Based Compensation." In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier or retroactive application is not permitted. Subsequently, in December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125." SFAS No. 127 defers for one year the effective date of certain provisions of SFAS No. 125. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding these pronouncements.

Forward Looking Statements Statements in this report relating to future financial conditions are forward looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performances or achievements to differ materially from the future forward-looking statements. Such factors include general economic and business conditions, changes in industry regulation, weather and other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

Item 8.   Financial Statements and Supplementary Data.


Index to Financial Statements and Supplementary Data

                                                                      Page No.
                                                                      --------
Report of Independent Public Accountants                                 37


Financial Statements:

  Consolidated Statement of Income for each of the
   three years ended December 31, 1996                                   38


  Consolidated Statement of Cash Flows for each of
   the three years ended December 31, 1996                               39


  Consolidated Balance Sheet at December 31, 1996
   and 1995                                                              40


  Consolidated Statement of Capitalization at
   December 31, 1996 and 1995                                            41


  Consolidated Statement of Changes in Common Stock
   Equity for each of the three years ended
   December 31, 1996                                                     42


  Notes to Consolidated Financial Statements                             43

Report of Independent Public Accountants
  To the Board of Directors of
  Central Vermont Public Service Corporation:

     We have audited the accompanying consolidated balance sheet and statement of capitalization of Central Vermont Public Service Corporation and its wholly owned subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Vermont Public Service Corporation and its wholly owned subsidiaries as of December 31, 1996 and 1995 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 3, 1997

CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

                                                  Year Ended December 31
                                               1996        1995        1994
Operating Revenues                           $290,801    $288,277    $277,158

Operating Expenses
            Operation
              Purchased power                 154,422     149,665     143,162
              Production and transmission      20,941      20,883      21,122
              Other operation                  38,098      42,116      40,691
            Maintenance                        14,918      12,874      12,245
            Depreciation                       17,960      17,297      16,478
            Other taxes, principally
             property taxes                    10,971      10,543      10,423
            Taxes on income                    10,216      10,662      11,934
                                             --------    --------    --------
            Total operating expenses          267,526     264,040     256,055
                                             --------    --------    --------
Operating Income                               23,275      24,237      21,103
                                             --------    --------    --------
Other Income and Deductions
            Equity in earnings of affiliates    3,302       3,292       3,098
            Allowance for equity funds during
             construction                         347         243         232
            Other income (expenses), net        2,447       2,493         (27)
            Benefit (provision) for income
             taxes                                 (4)       (246)        525
                                             --------    --------    --------
            Total other income and
             deductions, net                    6,092       5,782       3,828
                                             --------    --------    --------
            Total Operating and Other Income   29,367      30,019      24,931
                                             --------    --------    --------
Interest Expense
            Interest on long-term debt          9,473       9,544       9,611
            Other interest                        615         798         657
            Allowance for borrowed funds
             during construction                 (163)       (174)       (137)
                                             --------    --------    --------
            Total interest expense, net         9,925      10,168      10,131
                                             --------    --------    --------
Net Income                                     19,442      19,851      14,800

Preferred Stock Dividends Requirements          2,028       2,028       2,138
                                             --------    --------    --------
Earnings Available For Common Stock          $ 17,414    $ 17,823    $ 12,662
                                             ========    ========    ========
Average Shares of Common Stock Outstanding 11,543,998  11,648,981  11,716,926

Earnings Per Share of Common Stock              $1.51       $1.53       $1.08

Dividends Paid Per Share of Common Stock        $ .84       $ .80       $1.42


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                   Year Ended December 31
                                                 1996       1995       1994
Cash Flows Provided (Used) By Operating Activities
             Net income                        $ 19,442   $ 19,851   $ 14,800
             Adjustments to reconcile net
              income to net cash provided by
              operating activities
                Depreciation                     17,960     17,297     16,478
                Write-down investment               -          424      1,332
                Write-off corporate headquarters
                 costs                              -          -        2,857
                Deferred income taxes and
                 investment tax credits             464      2,707      3,522
                Allowance for equity funds during
                 construction                      (347)      (243)      (232)
                Net deferral and amortization of
                 nuclear replacement energy and
                 maintenance costs               (1,773)    (3,299)     5,353
                Amortization of conservation &
                 load management costs            5,651      3,362      1,128
                Amortization of restructuring
                 costs                              327      3,937        632
                Gain on sale of investment          -       (1,517)       -
                Gain on sale of property           (700)       -          -
                Increase in accounts receivable  (1,076)    (1,280)    (1,598)
                Increase (decrease) in accounts
                 payable                          1,185      1,803     (1,298)
                Increase (decrease) in accrued
                 income taxes                     1,055     (2,500)     3,209
                Change in other working capital
                 items                            7,890     (1,576)     1,916
                Other, net                       (7,390)     2,745      1,327
                                               --------   --------   --------
             Net cash provided by operating
              activities                         42,688     41,711     49,426
                                               --------   --------   --------
Investing Activities
             Construction and plant
              expenditures                      (18,952)   (21,337)   (22,621)
             Deferred conservation and load
              management expenditures            (1,589)    (3,899)    (6,159)
             Investments in affiliates              (91)       249        150
             Proceeds from sale of investment       -        6,400        -
             Proceeds from sale of property       1,050        -          -
             Special deposit                     (5,246)    (2,686)     2,950
             Non-utility investments             (2,900)      (226)    (2,344)
             Other investments, net                (293)      (316)      (423)
                                               --------   --------   --------
             Net cash used for investing
              activities                        (28,021)   (21,815)   (28,447)
                                               --------   --------   --------
Financing Activities
             Issuance of long-term debt           1,250        -        2,500
             Sale of common stock                   -          -        3,988
             Repurchase of common stock          (1,042)    (1,892)      (735)
             Short-term debt, net                (7,740)     1,994     10,155
             Retirement of preferred stock          -          -       (7,070)
             Retirement of long-term debt        (1,018)    (4,245)    (5,382)
             Common and preferred dividends
              paid                              (11,728)   (11,350)   (18,845)
             Other                                   14        -          (16)
                                               --------   --------   --------
             Net cash used for financing
              activities                        (20,264)   (15,493)   (15,405)
                                               --------   --------   --------
Net Increase (Decrease) In Cash and Cash
 Equivalents                                     (5,597)     4,403      5,574
Cash and Cash Equivalents at Beginning of Year   11,962      7,559      1,985
                                               --------   --------   --------
Cash and Cash Equivalents at End of Year       $  6,365   $ 11,962   $  7,559
                                               ========   ========   ========
Supplemental Cash Flow Information
             Cash paid during the year for:
               Interest (net of amounts
                capitalized)                   $  9,920   $  9,927   $  9,673
               Income taxes (net of refunds)   $  8,504   $  7,721   $  4,687
Non-cash Investing and Financing Activities
             Regulatory assets (Notes 2 and 11)
             Long-term lease arrangements (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                             December 31
                                                          1996         1995
Assets
Utility Plant, at original cost                         $461,231     $453,784
            Less accumulated depreciation                146,539      136,057
                                                        --------     --------
                                                         314,692      317,727
            Construction work in progress                  9,302        8,108
            Nuclear fuel, net                                947        1,167
                                                        --------     --------
            Net utility plant                            324,941      327,002
                                                        --------     --------
Investments and Other Assets
            Investments in affiliates, at equity          26,630       26,464
            Non-utility investments                       27,823       22,622
            Non-utility property, less accumulated
             depreciation                                  4,498        2,896
                                                        --------     --------
            Total investments and other assets            58,951       51,982
                                                        --------     --------
Current Assets
            Cash and cash equivalents                      6,365       11,962
            Special deposits                               5,633        3,868
            Accounts receivable                           21,878       21,374
            Unbilled revenues                             11,673       11,177
            Materials and supplies, at average cost        3,690        4,023
            Prepayments                                    2,423        2,758
            Other current assets                           3,840        4,564
                                                        --------     --------
            Total current assets                          55,502       59,726
                                                        ========     ========

Regulatory Assets and Other Deferred Charges              63,574       50,503
                                                        --------     --------
Total Assets                                            $502,968     $489,213
                                                        ========     ========

Capitalization And Liabilities
Capitalization
            Common stock equity                         $186,469     $179,760
            Preferred and preference stock                 8,054        8,054
            Preferred stock with sinking fund
             requirements                                 20,000       20,000
            Long-term debt                               117,374      119,142
            Long-term lease arrangements                  18,304       19,385
                                                        --------     --------
            Total capitalization                         350,201      346,341
                                                        --------     --------

Current Liabilities
            Short-term debt                                5,750       13,490
            Current portion of long-term debt              3,015        1,015
            Accounts payable                               4,432        4,726
            Accounts payable - affiliates                 12,109       10,559
            Accrued income taxes                           2,552        1,497
            Dividends declared                               507          507
            Other current liabilities                     24,184       25,252
                                                        --------     --------
            Total current liabilities                     52,549       57,046
                                                        --------     --------
Deferred Credits
            Deferred income taxes                         57,463       57,191
            Deferred investment tax credits                7,612        8,003
            Other deferred credits                        35,143       20,632
                                                        --------     --------
            Total deferred credits                       100,218       85,826
                                                        --------     --------
Commitments and Contingencies
Total Capitalization and Liabilities                    $502,968     $489,213
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION
(Dollars in thousands)

                                                             December 31
                                                           1996        1995
Common Stock Equity
         Common stock, $6 par value, authorized 19,000,000
          shares; outstanding 11,785,848 shares          $ 70,715    $ 70,715
         Other paid-in capital                             45,273      45,251
         Treasury stock (266,100 shares and 195,100
          shares, respectively, at cost)                   (3,656)     (2,628)
         Retained earnings                                 74,137       66,422
                                                         --------     --------
         Total common stock equity                        186,469      179,760
                                                         --------     --------

Cumulative Preferred and Preference Stock
         Preferred stock, $100 par value, authorized
          500,000 shares
           Outstanding:
           Non-redeemable
            4.15 % Series; 37,856 shares                    3,786        3,786
            4.65 % Series; 10,000 shares                    1,000        1,000
            4.75 % Series; 17,682 shares                    1,768        1,768
            5.375% Series; 15,000 shares                    1,500        1,500
           Redeemable
            8.30 % Series; 200,000 shares                  20,000       20,000
         Preferred stock, $25 par value, authorized
          1,000,000 shares
           Outstanding - none                                 -            -
         Preference stock, $1 par value, authorized
          1,000,000 shares
           Outstanding - none                                  -            -
                                                         --------     --------
         Total cumulative preferred and preference stock   28,054       28,054
                                                         --------     --------

Long-Term Debt
         First Mortgage Bonds
              9.20 % Series EE, due 1998                    7,500        7,500
              9.20 % Series FF, due 2000                    7,500        7,500
              9.26 % Series GG, due 2002                    3,000        3,000
              9.97 % Series HH, due 2003                   24,000       25,000
              8.91 % Series JJ, due 2031                   15,000       15,000
              5.30 % Series KK, due 1998                   10,000       10,000
              5.54 % Series LL, due 2000                    5,000        5,000
              6.01 % Series MM, due 2003                    7,500        7,500
              6.27 % Series NN, due 2008                    3,000        3,000
              6.90 % Series OO, due 2023                   17,500       17,500

         Vermont Industrial Development Authority Bonds
              Variable, due 2013 (3.70% at December 31,
               1996)                                        5,800        5,800
         New Hampshire Industrial Development Authority Bonds
              6.40%, due 2009                               5,500        5,500
         Connecticut Development Authority Bonds
              Variable, due 2015 (3.40% at December 31,
              1996)                                         5,000        5,000
         Other, various                                     4,089        2,857
                                                         --------     --------
                                                          120,389      120,157
         Less current portion                               3,015        1,015
                                                         --------     --------
         Total long-term debt                             117,374      119,142
                                                         --------     --------
Long-Term Lease Arrangements                               18,304       19,385
                                                         --------     --------
Total Capitalization                                     $350,201     $346,341
                                                         ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(Dollars in thousands)


                                                          Other
                                       Common Stock      Paid-in   Treasury  Retained
                                    Shares      Amount   Capital     Stock   Earnings     Total
Balance, December 31, 1993        11,562,219   $69,373   $42,584   $   -     $ 61,879   $173,836
Sale of common stock                 223,629     1,342     2,646                           3,988
Treasury stock at cost               (56,400)                         (735)                 (735)
Net income                                                                     14,800     14,800
Cash dividends on capital stock:
  Common stock - $1.42 per share                                              (16,620)   (16,620)
  Common stock - $.20 per share                                                (2,346)    (2,346)
  Cumulative preferred stock:
   Non-redeemable                                                                (408)      (408)
   Redeemable                                                                  (1,660)    (1,660)
   Premium                                                                        (70)       (70)
Common stock issuance expenses                               (16)                            (16)
Amortization of preferred stock
 issuance expenses                                            15                              15
                                  ----------   -------   -------   -------   --------   --------

Balance, December 31, 1994        11,729,448    70,715    45,229      (735)    55,575    170,784
Treasury stock at cost              (138,700)                       (1,893)               (1,893)
Net income                                                                     19,851     19,851
Cash dividends on capital stock:
  Common stock - $.80 per share                                                (6,976)    (6,976)
  Cumulative preferred stock:
    Non-redeemable                                                               (368)      (368)
    Redeemable                                                                 (1,660)    (1,660)
Amortization of preferred stock
 issuance expenses                                            22                              22
                                  ----------   -------   -------   -------   --------   --------

Balance, December 31, 1995        11,590,748    70,715    45,251    (2,628)    66,422    179,760
Treasury stock at cost               (71,000)                       (1,028)               (1,028)
Net income                                                                     19,442     19,442
Cash dividends on capital stock:
  Common stock - $.40 per share                                                (4,630)    (4,630)
  Common stock - $.44 per share                                                (5,069)    (5,069)
  Cumulative preferred stock:
   Non-redeemable                                                                (368)      (368)
   Redeemable                                                                  (1,660)    (1,660)
Amortization of preferred stock
 issuance expenses                                            22                              22
                                  ----------   -------   -------   -------   --------   --------

Balance, December 31, 1996        11,519,748   $70,715   $45,273   $(3,656)  $ 74,137   $186,469
                                  ----------   -------   -------   -------   --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1
Summary of significant accounting policies

Consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Regulation The Company is subject to regulation by the Vermont Public Service Board (PSB), the Federal Energy Regulatory Commission (FERC) and, to a lesser extent, the public utilities commissions in other New England states where the Company does business, with respect to rates charged for service, accounting and other matters pertaining to regulated operations. As such, the Company currently prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and records various regulatory assets and liabilities. In order for a company to report under SFAS No. 71, the company's rates must be designed to recover its costs of providing service, and the company must be able to collect those rates from customers. If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to the company's regulated operations. Management believes that the Company currently meets the criteria for continued application of SFAS No. 71, but will continue to evaluate significant changes in the regulatory and competitive environment to assess the Company's overall consistency with the criteria of SFAS No. 71. In the event the Company determines that it no longer meets the criteria for applying SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material.

Unregulated Business The Company's two wholly owned non-regulated subsidiaries, Catamount Energy Corporation (Catamount) and SmartEnergy Services, Inc., results of operations are included in other income (expenses), net in the Other Income and Deductions section of the Consolidated Statement of Income. Catamount's policy is to expense all screening, feasibility and development expenditures incurred prior to obtaining financing commitments. Reimbursement of these costs is recorded as development revenues.

Revenues Estimated unbilled revenues are recorded at the end of accounting periods. Unbilled revenues of approximately $18.5 million, $18.7 million and $18.8 million for 1994, 1995 and 1996, respectively, are included in revenues on the Consolidated Statement of Income.

Maintenance Maintenance and repairs, including replacements not qualifying as retirement units of property, are charged to maintenance expense.
Replacements of retirement units are charged to utility plant. The original cost of units retired plus the cost of removal, less salvage, is charged to the accumulated provision for depreciation.

Depreciation The Company uses the straight-line remaining life method of depreciation. Total depreciation expense was approximately 3.6% of the cost of depreciable utility plant for each of the years 1994 through 1996.

Income Taxes The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to determine income tax liabilities. The standard recognizes tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities, see Note 11. Investment tax credits associated with utility plant are deferred and amortized ratably to income over the lives of the related properties. Investment tax credits associated with non-utility plant are recognized as income in the year realized.

Allowance for Funds During Construction Allowance for funds used during construction (AFDC) is the cost, during the period of construction, of debt and equity funds used to finance construction projects. The Company capitalizes AFDC as a part of the cost of major utility plant projects to the extent that costs applicable to such construction work in progress have not been included in rate base in connection with rate-making proceedings. AFDC equity represents a current non-cash credit to earnings which is recovered over the life of the property. The AFDC rates used by the Company were 8.05%, 8.41%, and 9.24% for the years 1994 through 1996, respectively.

Regulatory Assets and Other Deferred Charges Certain costs are deferred and amortized in accordance with authorized or expected rate-making treatment.
The major components of these regulatory assets and other deferred charges are $20.1 million for Conservation and Load Management (C&LM), $8.4 million for SFAS No. 109, $6.1 million and $15.3 million for Yankee Atomic Electric Company (Yankee Atomic) and Connecticut Yankee Atomic Power Company (Connecticut Yankee) dismantling costs, respectively and $6.2 million of energy and maintenance deferrals. During regular nuclear refueling outages, the increased costs attributable to replacement energy purchased from NEPOOL and maintenance costs are deferred and amortized ratably to expense until the next regularly scheduled refueling shutdown.

     The Company earns a return on the unamortized C&LM and replacement energy and maintenance costs. The net regulatory asset related to the adoption of SFAS No. 109 is recovered through tax expense in the Company's cost of service generally over the remaining lives of the related property. Recovery for the unamortized dismantling costs for Yankee Atomic and Connecticut Yankee is provided without a return on investment through mid-2000 and 2007, respectively. See Note 2 to the Consolidated Financial Statements for discussion of the costs associated with the discontinued operations of the Yankee Atomic and Connecticut Yankee nuclear power plants. In addition, the Company is not earning a return on approximately $3.5 million of other unamortized deferred costs which are being recovered over periods ranging from two to 10 years.

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

Use of Estimates The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Actual results could differ from those estimates.

Statement of Cash Flows The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

Reclassifications Certain reclassifications have been made to prior year Consolidated Financial Statements to conform with the 1996 presentation.

Note 2
Investments in affiliates

     The Company uses the equity method to account for its investments in the following companies (dollars in thousands):
                                                                December 31
                                                 Ownership     1996     1995
Nuclear generating companies:
   Vermont Yankee Nuclear Power Corporation        31.3%    $17,017   $16,740
   Connecticut Yankee Atomic Power Company          2.0%      2,123     2,021
   Maine Yankee Atomic Power Company                2.0%      1,420     1,412
   Yankee Atomic Electric Company                   3.5%        808       820
                                                            -------   -------
                                                             21,368    20,993
Vermont Electric Power Company, Inc.:
   Common stock                                    56.8%      3,508     3,496
   Preferred stock                                            1,754     1,975
                                                            -------   -------
                                                            $26,630   $26,464
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

                                                                      CVPS's
                                             Total                   Share of
                                 Date of   Estimated      CVPS's      Funded
                                  Study    Obligation   Obligation  Obligation
                                 -------   ----------   ----------  ----------
Nuclear generating companies:
  Vermont Yankee                   1993       $312.7       $109.4       $53.3
  Maine Yankee                     1993       $316.6         $6.3        $3.3
  Connecticut Yankee               1996       $426.7         $8.5        $4.1
  Yankee Atomic                    1994       $370          $13.0        $4.6


Maine Yankee
     The Company owns 2% of the common stock of Maine Yankee and is entitled to approximately 2% of the power output of the 880-megawatt nuclear generating plant located in Wiscasset, Maine.

     In response to concerns about Maine Yankee's analysis and the NRC's review of certain computer codes used in calculating the safety of the Plant in the event of some types of accidents, in mid-July 1996 an Independent Safety Assessment Team (ISAT), commissioned by the NRC, began a four-week, on-site comprehensive review of the Plant's performance. The ISAT performed a detailed review of the licensing basis and operational safety performance of the Plant and was responsible for analyzing whether the Plant has been operating in compliance with its operating license.

     On July 20, 1996, the Plant was shut down as a result of a potential problem discovered by Maine Yankee personnel related to the containment cooling system. The Plant came on line on September 2, 1996 and attained its currently authorized 90% level on September 3, 1996. The Company's share of the incremental operating and maintenance costs associated with the outage was approximately $130,000 and the Company's incremental replacement power costs were about $230,000 through the date the Plant returned to service.

     On October 7, 1996, the NRC issued its ISAT report concluding that Maine Yankee was in general conformance with its licensing basis although significant deficiencies noted in the report resulted from 1) economic pressure to be a low cost provider had limited available resources to address corrective actions and some improvements and 2) a questioning culture was lacking, resulting in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance. However, the report concluded that despite uncorrected and previously undiscovered design problems specified in the report, the design basis and compensatory measures adequately supported operation of the Plant at a 90% power level. While Maine Yankee cannot predict when, or if, the Plant will be allowed to return to a 100% maximum capacity, the Plant's operating level may be limited to 90% of capacity until completion of the Plant's next planned refueling outage, which is currently scheduled for September 1997.

     On December 6, 1996, the Maine Yankee Nuclear Power Plant was again shut down after Maine Yankee's personnel discovered two cables in the reactor protective system were not properly separated as required by the NRC's design criteria. In late December 1996, Maine Yankee's management decided to place the Plant in the cold shutdown configuration and further decided to open the reactor vessel and attempt to locate the leaking fuel assembly that has been evident for the past several months. The Plant is expected to remain shut down until approximately March 1, 1997. The NRC has notified Maine Yankee that returning the Plant to service will require NRC approval and on January 30, 1997, placed the Plant on its "watch list" as a category 2 facility requiring increased NRC attention until the licensee demonstrates a period of improved performance. Maine Yankee cannot predict, at this time, when the Plant will be allowed to return to service. In 1996, the Company incurred incremental replacement power costs of approximately $450,000 while the Plant was off-line and expects such costs to be approximately $210,000 per month until the Plant returns to service. The Company's share of theincremental operating and maintenance costs associated with this outage are not expected to be material.

     During the refueling and maintenance shutdown that commenced in early February 1995, Maine Yankee detected an increased rate of degradation of the Plant's steam generator tubes well above its expectations and decided to repair the tubes in the plant's three steam generators by sleeving all 17,000 steam generator tubes. The sleeving process was completed in December 1995 at a total cost of approximately $28 million. The Company's share of the cost to repair the steam generator tubes was about $.6 million. The Company's additional costs for replacement power while Maine Yankee was not operating was $1.2 million. These costs were included in the Company's 1995 results of operations.

Connecticut Yankee
     On December 4, 1996, the Board of Directors of Connecticut Yankee unanimously voted to retire the Connecticut Yankee Plant from commercial operation and decommission the Plant. The decision to prematurely retire the Plant was based on an economic analysis of the costs of operating it compared to the costs of closing it and incurring replacement power costs over the remaining period of the Plant's operating license. Connecticut Yankee has undertaken a number of regulatory filings intended to implement the decommissioning of the Plant. The Plant has been out of service for safety related reasons since July 22, 1996.

     The Company relied on Connecticut Yankee for less than 2.0% of its system capacity. Currently, purchased power costs billed to the Company by Connecticut Yankee, including a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail and wholesale rate tariffs. Connecticut Yankee has estimated that as of December 31, 1996, the sum of future payments for the closing, decommissioning and recovery of the remaining investment in Connecticut Yankee to be approximately $762.8 million, of which the Company's total share is approximately $15.3 million. This amount is subject to ongoing review and revision and is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

Yankee Atomic
     In 1992, the Board of Directors of Yankee Atomic decided to permanently discontinue operation of their plant, and to decommission the facility.

     The Company relied on Yankee Atomic for less than 1.5% of its system capacity. Presently, costs billed to the Company by Yankee Atomic, which include a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail rate tariffs. The Company's share of remaining costs with respect to Yankee Atomic's decision to discontinue operation is approximately $6.1 million. This amount is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

     The Company believes that based on the current regulatory process, its proportionate share of Connecticut Yankee and Yankee Atomic decommissioning costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the two plants has not and will not have a material adverse effect on the Company's earnings or financial condition.

     Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Beyond that a licensee maintains an indemnity agreement with the Nuclear Regulatory Commission, but subject to Congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing $79.3 million against each of the 110 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. The Company's interests in the nuclear power units are such that it could become liable for an aggregate of approximately $3.9 million of such maximum assessment per incident per year.

     Summarized financial information for Vermont Yankee Nuclear Power Corporation is as follows (dollars in thousands):

          Earnings                             1996        1995        1994

Operating revenues                           $181,715    $180,437    $162,757
Operating income                               $14,705     $15,006     $14,355
Net income                                     $6,985      $6,790      $6,588

Company's equity in net income                 $2,193      $2,111      $2,067


                                                        December 31
          Investment                                1996           1995

Current assets                                    $ 38,587       $ 52,267
Non-current assets                                 526,413        479,026
                                                  --------       --------
Total assets                                       565,000        531,293

 Less:
  Current liabilities                               31,371         25,168
  Non-current liabilities                          478,831        452,182
                                                  --------       --------
Net assets                                        $ 54,798       $ 53,943
                                                  --------       --------
Company's equity in net assets                    $ 17,017       $ 16,740


     During 1996 Vermont Yankee initiated a Design Basis Documentation project (Project) expected to be completed by the end of 1997. The objective of the Project is to make certain Vermont Yankee maintains its safety margins in connection with any plant's modifications and to incorporate all design documentation into a centralized system. It will create a set of design basis documents capturing and organizing its current design, operational and licensing bases.

     The Project was undertaken in anticipation of an NRC generic letter sent to substantially all nuclear licensees in the United States. This NRC letter, dated October 9, 1996, requested information to be used to verify compliance with the terms and conditions of the plant's operating license and NRC regulations. The NRC has requested a written response under oath or affirmation within 120 days of receipt of the generic letter. Vermont Yankee responded to the NRC's request within the allotted time period.

     The Company's 35% share of the total cost for this Project is expected to be about $3.15 million. Such costs will be deferred and amortized over the remaining license life of the plant.

     Included in Vermont Yankee's revenues shown above are sales to the Company of $53.6 million, $52.9 million and $53.1 million for 1994 through 1996, respectively. These amounts are reflected as purchased power net of deferrals and amortization in the accompanying Consolidated Statement of Income.

     Vermont Electric Power Company, Inc. (Velco) and its wholly owned subsidiary Vermont Electric Transmission Company, Inc. own and operate transmission systems in Vermont over which bulk power is delivered to all electric utilities in the state. Velco has entered into transmission agreements with the state of Vermont and the electric utilities and under these agreements bills all costs, including interest on debt and a fixed return on equity, to the state and others using the system. These contracts enable Velco to finance its facilities primarily through the sale of first mortgage bonds. Included in Velco's revenues shown below are transmission services to the Company (reflected as production and transmission in the accompanying Consolidated Statement of Income) amounting to $8.4 million, $7.9 million and $7.9 million for 1994 through 1996, respectively.

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

     Summarized financial information for Velco is as follows (dollars in thousands):

            Earnings                          1996      1995       1994

      Transmission revenues                 $16,298   $16,398    $16,761
      Operating income                       $2,611    $2,767     $3,350
      Net income                             $1,216    $1,297     $1,296

      Company's equity in net income           $657      $650       $638


                                                      December 31
            Investment                            1996          1995

      Current assets                            $22,091       $22,121
      Non-current assets                         51,974        49,547
                                                -------       -------
      Total assets                               74,065        71,668

        Less:
          Current liabilities                    29,672        22,045
          Non-current liabilities                34,487        39,193
                                                -------       -------
      Net assets                                $ 9,906       $10,430
                                                =======       =======
      Company's equity in net assets            $ 5,262       $ 5,471


Note 3
Non-utility investments

     The Company's wholly owned subsidiary, Catamount Energy Corporation (Catamount) invests through its wholly owned subsidiaries in non-regulated, energy-related projects. Certain financial information for Catamount's investments is set forth in the table that follows (dollars in thousands):

                                                                                                     Investment
                                                       Generating             In Service             December 31
      Projects                           Location       Capacity      Fuel       Date    Ownership  1996     1995
Rumford Cogeneration Co. L.P.             Maine           85MW      Coal/Wood    1990     15.1%   $10,678  $10,275
Ryegate Associates                       Vermont          20MW        Wood       1992     33.1%     6,612    6,671
Appomattox Cogeneration L.P.             Virginia         41MW      Coal/Wood    1982     25.3%     4,160    4,521
                                                                  Black liquor
NW Energy Williams Lake L.P.          British Columbia,   60MW        Wood       1993      8.1%       983    1,155
                                          Canada
Rupert Cogeneration Partners, Ltd.        Idaho           10MW        Gas        1996     50.0%     1,631      -
Glenns Ferry Cogeneration Partners, Ltd.  Idaho           10MW        Gas        1996     50.0%     1,297      -
Fibrowatt Thetford Ltd.              Thetford, England  38.5MW      Biomass      1998     44.0%     2,462      -
                                                                                                  -------  -------
                                                                                                  $27,823  $22,622
                                                                                                  =======  =======

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

     On October 2, 1995, Catamount purchased 50% interests in two 10MW gas-fired cogeneration projects under construction located in Rupert and Glenns Ferry, Idaho. These plants came on line in November and December 1996, respectively.

     Catamount has committed to invest up to $4.5 million to purchase approximately 44% of the common stock of Fibrowatt Thetford Ltd. and to make up to $5 million in loans to Fibrowatt Thetford Ltd. This partnership is constructing a 38.5 MW biomass generating station in Thetford, England. At December 31, 1996, Catamount had $.8 million in a convertible loan that will be exchanged for equity in the partnership in 1997. Catamount has funded $4.5 million in escrow in support of its equity and loan commitments to the partnership. Catamount has also funded loans of $1.7 million to the partnership. Additional commitments include an equity commitment of $.8 million and $1.5 million in loans to be funded in 1997.

     Catamount's earnings were $1.2 million, $2.5 million and $.5 million for the years 1994 through 1996, respectively.

     SmartEnergy Services, Inc. (SmartEnergy) also is a wholly owned subsidiary of the Company, whose purpose is to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services.

     In 1993 and 1994 SmartEnergy purchased for $1.7 million, 424,125 shares (6.8%) of Green Technologies common stock. Green Technologies of Boulder, Colorado, manufactured GreenPlug electricity savers for several types of household appliances. During the fourth quarter of 1994, SmartEnergy wrote-down its investment in Green Technologies by approximately $1.3 million and during the third quarter of 1995 wrote-off its remaining investment of approximately $.4 million to reflect management's estimate of the permanent decline in the value of the investment. This eliminated SmartEnergy's investment in Green Technologies. On December 29, 1995, Green Technologies filed for bankruptcy under Chapter 7.

     SmartEnergy's earnings were $.3 million for 1996 and incurred losses of $.3 million and $.9 million for 1995 and 1994, respectively. The 1995 and 1994 losses resulted from write-offs of the Company's investment in Green Technologies of $.4 million and $1.3 million, respectively.

Note 4
Common Stock

     On June 3, 1996 the Company's board of directors (Board) increased the quarterly dividend rate from $.20 to $.22 payable August 15, 1996. The Board had reduced, on November 8, 1994, the quarterly dividend rate from $.355 to $.20. As a result, the annual dividend of $1.42 was reduced 44% to $.80 effective with the first quarter dividend paid in February 1995. Also, on November 8, 1994, the Board authorized the purchase of up to 2 million shares of its outstanding common stock from time to time in open market transactions. Through December 31, 1996, the Company had purchased 266,100 shares at an average price of $13.69 per share. These transactions are recorded as treasury stock, at cost, in the Company's Consolidated Balance Sheet.

     The Company has suspended the common stock repurchase program it began in November 1994 in order to preserve capital for use in industry restructuring and other business purposes.

Note 5
Redeemable preferred stock

     Commencing in 1998, the 8.30% Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1.0 million per annum, and at its option, the Company may redeem at par an additional non-cumulative $1.0 million per annum.

Note 6
Long-term debt and sinking fund requirements

     The Company and its subsidiaries' long-term debt contains financial and non-financial covenants. At December 31, 1996, the Company and its subsidiaries were in compliance with or had waivers on all debt covenants related to its various debt agreements.

     Based on issues outstanding at December 31, 1996, the aggregate amount of long-term debt maturities and sinking fund requirements are approximately
$3.0 million, $20.5 million, $5.5 million, $16.5 million and $4.0 million for the years 1997 through 2001, respectively. Substantially all property and plant is subject to liens under the First Mortgage Bonds.

Note 7
Financial instruments

     The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows (dollars in thousands):

                                           1996                  1995
                                   Carrying   Fair       Carrying   Fair
                                    Amount    Value       Amount    Value

     Cash and cash equivalents     $  6,365  $  6,365    $ 11,962  $ 11,962
     Short-term debt               $  5,750  $  5,750    $ 13,490  $ 13,490
     Sale of accounts receivable
      and unbilled revenues        $ 12,000  $ 12,000    $ 12,000  $ 12,000
     Redeemable preferred stock    $ 20,000  $ 19,976    $ 20,000  $ 25,168
     Long-term debt                $120,389  $117,025    $120,157  $128,939


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

     Based on the current regulatory treatment, any excess or decline in the fair value relative to the carrying value of the Company's financial instruments, if they were settled at amounts approximating those above, would result in an increase or decrease in the Company's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on the Company's financial position or results of operations.

     The Company has no financial instruments that fall under the guidance of SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments."

     The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS No. 115 had no material impact on the Company's financial position or results of operations.

Note 8
Accounts receivable

     At December 31, 1996 and 1995, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.

     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, are set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $4.8 million and $7.2 million, respectively, at December 31, 1996 and $4.4 million and $7.6 million, respectively, at December 31, 1995.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company anticipates that the adoption of SFAS No. 125 will not have a material impact on the Company's financial position or results of operations. In December 1996, the FASB issued SFAS No. 127 deferring for one year the effective date of certain provisions of SFAS No. 125.

     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.1 million and $1.6 million at December 31, 1996 and 1995, respectively.

Note 9
Short-term debt

Utility

     The Company uses committed lines of credit and uncommitted loan facilities to finance its construction and C&LM programs, on a short-term basis, and for other corporate purposes. As of December 31, 1996, the Company had $22.3 million of committed lines of credit and $15.0 million of uncommitted loan facilities which are normally renewed upon expiration and require annual fees ranging from zero to .25% of an individual line. Borrowings under these short-term debt arrangements are at interest rates ranging from less than prime to the prime rate. The Company had $5.8 million and $13.5 million of outstanding short-term debt at December 31, 1996 and 1995, respectively, at average interest rates of 6.49% for 1996 and 6.59% for 1995.

Non-Utility

     Catamount implemented a credit facility in July 1996 which provides for up to $8 million of letters of credit and working capital loans. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve requirement in the Appomattox Cogeneration project and two letters of credit totaling $2.3 million to support investment commitments in Fibrowatt Thetford Ltd.

     SmartEnergy maintains a $.5 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. There were no outstanding borrowings under this facility at December 31, 1995 and 1996.

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

     The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The following table sets forth the funded status of the pension plan and amounts recognized in the Company's Balance Sheet and Statement of Income (dollars in thousands):

                                                           December 31
                                                    1996      1995      1994
Funded status of the plan
  Vested benefit obligation                       $45,763   $47,351   $35,869
  Non-vested benefit obligation                       218       276       312
                                                  -------   -------   -------
    Accumulated benefit obligation                $45,981   $47,627   $36,181
                                                  -------   -------   -------


Projected benefit obligation                      $58,503   $60,554   $46,669
Market value of plan assets (primarily equity
  and fixed income securities)                     61,932    55,443    44,115
                                                  -------   -------   -------
Projected benefit obligation more (less)
  than market value of plan assets                 (3,429)    5,111     2,554
Unrecognized net transition assets                  1,286     1,447     1,608
Unrecognized prior service costs                   (2,779)   (2,978)   (3,178)
Unrecognized net gain                              10,099     2,270     5,963
                                                  -------   -------   -------
  Net pension liability                             5,177     5,850     6,947
Less regulatory asset for restructuring costs         245       346     1,974
                                                  -------   -------   -------
  Effective accrued pension costs                 $ 4,932   $ 5,504   $ 4,973
                                                  =======   =======   =======

Net pension costs include the following components
  Service cost                                    $ 2,024   $ 1,498   $ 2,065
  Interest cost                                     4,221     4,027     3,694
  Actual return on plan assets                     (6,461)  (11,230)      515
  Net amortization and deferral                     2,215     7,393    (4,095)
                                                  -------   -------   -------
  Pension costs                                     1,999     1,688     2,179
Amortization of regulatory asset                    101       1,628       261
                                                  -------   -------   -------
  Effective pension costs                           2,100     3,316     2,440
Less amount allocated to other accounts               411       337       318
                                                  -------   -------   -------
  Net pension costs expensed                      $ 1,689   $ 2,979   $ 2,122
                                                  =======   =======   =======

Assumptions used in calculating pension cost were as follows:

                                                           December 31
                                                   1996       1995      1994

   Weighted average discount rates                 7.50%      7.00%     8.50%
   Expected long-term return on assets             9.50%      9.50%     9.50%
   Rate of increase in future compensation levels  4.50%      4.50%     5.00%


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

     The following table sets forth the plan's funded status and amounts recognized in the Company's Balance Sheet and the amount of expense charged to the Company's Statement of Income in accordance with SFAS No. 106 (dollars in thousands):

                                                          December 31
                                                   1996       1995       1994
Accumulated postretirement benefit obligation
  Retirees                                       $ 7,593    $ 8,207    $ 8,265
  Fully eligible active plan participants            682        600        521
  Other active plan participants                     923      1,033        806
  Plan assets at fair value                      (2,085)    (1,663)      (744)
                                                -------    -------    -------
     Accumulated postretirement benefit
      obligation in excess of plan assets         7,113      8,177      8,848
  Unrecognized transition obligation             (4,876)    (5,180)    (5,485)
  Unrecognized net gain (loss)                      229       (428)      (337)
                                                -------    -------    -------
     Accrued postretirement benefit cost          2,466      2,569      3,026
  Less regulatory asset for restructuring costs     249        352      2,008
                                                -------    -------    -------
     Effective accrued postretirement benefit
      costs                                     $ 2,217    $ 2,217    $ 1,018
                                                =======    =======    =======
Net postretirement benefit cost includes the
 following components
  Service cost                                  $   208    $   153    $   194
  Interest cost                                     656        755        682
  Actual return on plan assets                      (82)       (49)         1
  Deferral of asset loss during the year            (30)       (14)        (1)
  Amortization of transition obligation over
   a twenty-year period                             305        305        305
                                                -------    -------    -------
     Postretirement benefit cost                  1,057      1,150      1,181
  Amortization of regulatory asset                  103      1,656        265
                                                -------    -------    -------
     Effective postretirement benefit cost        1,160      2,806      1,446
  Less amount allocated to other accounts           217        229        172
                                                -------    -------    -------
     Net postretirement benefit cost expensed   $   943    $ 2,577    $ 1,274
                                                =======    =======    =======

     Assumptions used in the per capita costs of the accumulated postretirement benefit obligation were as follows:

                                                              December 31
                                                         1996    1995    1994
    Per capita percent increase in health care costs:
      Pre-65                                             7.50%   8.00%   9.50%
      Post-65                                            6.00%   6.50%   8.00%
    Weighted average discount rates                      7.50%   7.00%   8.50%
    Rate of increase in future compensation levels       4.50%   4.50%   5.00%
    Long-term return on assets                           8.50%   8.50%     -


     Health care trend rates are assumed to decrease to 5.0% for pre-65 and 4.5% for post-65 for the year 2001 and thereafter.

     This decrease results from changes to the retiree medical plan limiting the cost for employees retiring after 1995 to the 1995 per participant cost. Increasing the assumed health care cost trend rates by one percentage point in each year would have resulted in an increase of approximately $609,000 in the accumulated postretirement benefit obligation as of December 31, 1996, and an increase of about $43,000 in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996.

     Effective January 1, 1994, the Company adopted, on a prospective basis, SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which requires accrual of the expected cost of postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company provides postemployment benefits consisting of long-term disability benefits, and prior to January 1, 1994 expensed these costs as benefits were paid. The accumulated postemployment benefit obligation at December 31, 1996 of approximately $.9 million is reflected in the accompanying balance sheet as a deferred postemployment benefit obligation (current and non-current) and is offset by a corresponding regulatory asset of approximately $.7 million. The PSB in its October 31, 1994 Rate Order allowed the Company to recover the regulatory asset over a 7-1/2 year period beginning November 1, 1994 through April 30, 2002. The postemployment benefit cost charged to expense in 1994 was approximately $324,000 (pre-tax). Beginning in 1995, the Company paid premiums to insure the salary continuation portion of future long-term disability obligations. The post-employment benefit costs charged to expense in 1996 and 1995, including insurance premiums, were $177,000 and $100,000, respectively (pre-tax).

     In the first quarter of 1994, the Company offered and recorded an obligation related to a Voluntary Retirement Program (VRP). The VRP was accepted by 42 employees. The estimated benefit obligation for the VRP as of December 31, 1996 is about $3.0 million. This amount consists of pension benefits and postretirement medical benefits of $1.6 million and $1.4 million, respectively. Additionally, 32 employees accepted a Voluntary Severance Program (VSP) offered by the Company. The Company also announced a layoff of 20 employees on May 9, 1994. VSP and layoff obligations of $.8 million and $.2 million, respectively, were recorded in the second quarter of 1994. The VRP, VSP and layoff combined with attrition since mid-1993, yielded a total work force reduction of approximately 14%. In January 1996, the PSB issued an Accounting Order authorizing the Company to effectively cap its Vermont retail after-tax return on equity at 10.75% and reduce, in 1995, deferred restructuring costs through operating expense recognition of approximately $2.9 million. On an after tax basis, these costs represented a reduction of earnings of approximately $1.7 million or $.15 per common share. The reduction of these additional restructuring costs will reduce future annual amortization expense by approximately $.8 million through May 1999. These restructuring costs were deferred pursuant to a PSB Accounting Order dated March 11, 1994. The unamortized balance of these costs was approximately
$.6 million at December 31, 1996, which will be amortized over a 29-month period beginning January 1, 1997.

Note 11
Income taxes

     The components of Federal and state income tax expense are as follows (dollars in thousands):

                                                      Year Ended December 31
                                                      1996     1995     1994
Federal:
  Current                                           $ 7,890  $ 6,703  $ 6,177
  Deferred                                              795    2,610    3,417
  Investment tax credits, net                          (391)    (391)    (391)
                                                    -------  -------  -------
                                                      8,294    8,922    9,203
                                                    -------  -------  -------
State:
  Current                                             1,866    1,498    1,710
  Deferred                                               60      488      496
                                                    -------  -------  -------
                                                      1,926    1,986    2,206
                                                    -------  -------  -------
    Total Federal and state income taxes            $10,220  $10,908  $11,409
                                                    =======  =======  =======

Federal and state income taxes charged (credited) to:
  Operating expenses                                $10,216  $10,662  $11,934
  Other income                                            4      246     (525)
                                                    -------  -------  -------
                                                    $10,220  $10,908  $11,409
                                                    =======  =======  =======

     The principal items comprising the difference between the total income tax expense and the amount calculated by applying the statutory Federal income tax rate to income before tax are as follows (dollars in thousands):

                                                    Year Ended December 31
                                                  1996       1995       1994

Income before income tax                        $29,662    $30,759    $26,209
Federal statutory rate                              35%        35%        35%
Federal statutory tax expense                   $10,382    $10,766    $ 9,173
Increases (reductions) in taxes resulting
 from:
   Insurance settlement                            (470)       -          -
   Disallowed regulatory tax asset                  -          -        1,641
   Dividend received deduction                     (909)      (903)      (854)
   Deferred taxes on plant                          324        324        523
   State income taxes net of Federal tax
    benefit                                       1,252      1,291      1,434
   Investment credit amortization                  (391)      (391)      (391)
   Seabrook project                                  24         22         76
   Book-to-return adjustments and other                8       (201)
(193)
                                                -------    -------    -------
     Total income tax expense provided          $10,220    $10,908    $11,409
                                                =======    =======    =======


     The tax effects of temporary differences and tax carry forwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                    Year Ended December 31
                                                  1996        1995       1994
Deferred tax assets
   Alternative minimum tax credit carry
     forward                                     $  -       $   203    $   900
   Non-deductible accruals and other              5,212       4,887      4,682
   Deferred compensation and pension              3,562       3,546      4,651
   Environmental costs accrual                    2,089       2,205      2,335
                                                -------     -------    -------
        Total deferred tax assets                10,863      10,841     12,568
                                                -------     -------    -------
Deferred tax liabilities
   Property, plant and equipment                 46,083      45,670     41,609
   Net regulatory asset                           8,305       9,084     12,217
   Conservation and load management
     expenditures                                 8,147       8,211      7,664
   Nuclear refueling costs                        2,510       1,782        473
   Other                                          3,281       3,285      3,315
                                                -------     -------    -------
        Total deferred tax liabilities           68,326      68,032     65,278
                                                -------     -------    -------
        Net deferred tax liability              $57,463     $57,191    $52,710
                                                =======     =======    =======

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

Note 12
Retail Rates

     The Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996, to offset the increasing cost of providing service. On February 13, 1996 the Company reached an agreement with the DPS regarding this rate increase request. On April 30, 1996 the Company received a rate order from the PSB generally approving the agreement.

     Under the terms of the Agreement approved by the PSB, the Company increased its Vermont retail rates 5.5% effective June 1, 1996 and 2% effective January 1, 1997. In addition, the Agreement caps the Company's allowed return on common equity in its Vermont retail business for 1996 and 1997 at 11%, by requiring the Company to reduce deferred C&LM costs to the extent its Vermont retail return on common equity would otherwise exceed 11%, and prohibits the Company from seeking any increase in Vermont retail rates which would become effective before January 1, 1998, except for extraordinary circumstances. The Agreement also requires the Company to recognize in 1997, for accounting purposes, approximately $5.8 million in power cost reductions associated with a Memorandum of Understanding with Hydro-Quebec and to file for a rate reduction if the Company is successful in negotiating any further modifications to the Contract with Hydro-Quebec that result in a reduction in the cost of power from Hydro-Quebec between February 12, 1996 and December 31, 1997. Pursuant to the common equity cap of 11%, the Company recognized, in 1996, approximately $147,000 C&LM costs that would have otherwise been deferred.

     In its April 30, 1996 Order, the PSB modified the February 13, 1996 Agreement reached with the DPS by removing only one of the two penalties imposed in the PSB's October 31, 1994 Order. Although the PSB's April 30, 1996 Order supports the Agreement's removal of the penalty associated with the Company's efforts to acquire cost-effective energy efficiency resources, it only suspends the penalty for the alleged mismanagement of power supply options through the later of January 1, 1998 or the next investigation into the Company's rates. After this period, the rate consequences of the penalty, a .75% reduction in the Company's authorized Vermont retail return on common equity, will be reimposed unless the Company demonstrates in future proceedings that it has adequately met the standards for removal as established by the PSB in its Orders issued October 31, 1994 and April 30, 1996.

     During proceedings related to the April 30, 1996 Order, certain intervening parties petitioned the PSB for a management audit of the Company. In an Order dated April 10, 1996, the PSB severed the management audit issue from the rate proceeding. Hearings were held on July 16 and August 29, 1996 addressing issues related to management practices. No decision has been issued by the PSB.

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

     On July 23, 1996 the Company's wholly owned New Hampshire subsidiary, Connecticut Valley Electric Company Inc. (Connecticut Valley) filed with the New Hampshire Public Utilities Commission (NHPUC) for an 8.8% or approximately $1.6 million base rate increase to become effective September 22, 1996. The increase is to recover increased operating costs and costs of improvements to the electric system. As part of the permanent rate increase, Connecticut Valley also requested a temporary rate increase of 5.4% or approximately
$.9 million. The NHPUC has granted Connecticut Valley a temporary rate increase of 5.4% effective with bills rendered October 1, 1996. On
January 21, 1997, Connecticut Valley and the NHPUC Staff reached a settlement in principle regarding the permanent rate increase. The settlement, subject to NHPUC approval, provides for a 6.4% permanent rate increase and sets Connecticut Valley's allowed return on common equity at 10.2%. For the purpose of collecting recoupment revenues for the period October 1, 1996 and March 30, 1997, and to recoup rate case expenses, a temporary billing surcharge of approximately 2.2% of total bill would be effective during the period April 1 through November 30, 1997, when off-peak rates are in effect. This settlement was approved by the NHPUC in March 1997.

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

     Through its investments in four nuclear generating companies, the Company is entitled to receive power from those nuclear units. See Note 2 for a discussion of the Company's obligations related to its investment in nuclear generating companies. The Company is also a joint owner of the Millstone
Unit #3 (Unit #3) nuclear generating plant.

     Through Velco, the Company purchases power from a coal-fired generating plant owned by Northeast Utilities (NU) under a thirty-year contract which expires April 30, 1998. Under this contract the Company is obligated to make capacity payments which amounted to approximately $4.3 million, $4.2 million and $4.6 million for 1994 through 1996, respectively. These capacity payments will vary over the contract period due to factors such as changes in NU's net investment, allowed rate of return and operating and maintenance costs.

     The Company purchases power from several small power producers who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, wood, biomass, and refuse-burning generation. Under these long-term contracts, in 1996 the Company purchased 219,584 MWH of which approximately 159,064 MWH is associated with the Vermont Electric Power Producers and 37,203 MWH with the New Hampshire/Vermont Solid Waste Plant owned by Wheelabrator Claremont Company, L.P. The Company expects to purchase approximately 199,269 MWH of small power output in each year 1997 through 2001. Based on the forecast level of production, the total commitment in the next five years to purchase power from these qualifying facilities is estimated to be $109.9 million.

     The Company will receive varying amounts of capacity and energy from Hydro-Quebec under the Vermont Joint Owners (VJO) contract during the 1997 to 2016 period. A contract between the State of Vermont and Hydro-Quebec terminated on September 22, 1995. Related contracts were negotiated between the Company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall power requirements and cost of the original contract.

     The maximum net amount of capacity that the Company will purchase during the term of the Hydro-Quebec agreements is 143 MW. The total commitment in the next five years to purchase power under these contracts is approximately $355 million, less approximately $80 million of power sellbacks, yielding a net cost of approximately $275 million. In February 1996, the Company reached an agreement with Hydro-Quebec that will lower our 1997 cost of power by approximately $5.8 million. As part of this agreement, the Company will deliver to NEPOOL under existing firm energy contracts or joint marketing activities 54 MW of Phase II transmission capacity for a five- year period beginning July 1, 1996 through June 30, 2001. In addition, the agreement provides for continuing negotiations with Hydro-Quebec to further reduce future power cost increases.

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

Joint-ownership The Company's ownership interests in jointly owned generating and transmission facilities are set forth in the table that follows and recorded in the Company's Consolidated Balance Sheet (dollars in thousands):

                           Fuel              In Service     MW            December 31
                           Type    Ownership     Date    Entitlement    1996       1995
                           ----    --------- ----------  -----------    ----       ----
Generating plants:
  Wyman #4                 Oil       1.78%       1978       11       $  3,342   $  3,340
  Joseph C. McNeil       Various    20.00%       1984       11         15,002     14,931
  Millstone Unit #3      Nuclear     1.73%       1986       20         75,329     75,380
Highgate transmission
 facility                           46.08%       1985                  12,790     12,786
                                                                     --------   --------
                                                                      106,463    106,437
Accumulated depreciation                                               31,755     28,824
                                                                     --------   --------
                                                                     $ 74,708   $ 77,613
                                                             =======   ======

     The Company's share of operating expenses for these facilities is included in the corresponding operating accounts on the Consolidated Statement of Income. Each participant in these facilities must provide for its own financing.

     The Company is responsible for paying its ownership percentage of decom-missioning costs for Unit #3. Based on a 1995 study, the total estimated obligation at December 31, 1996 was approximately $426.7 million and the funded obligation was about $116.8 million. The Company's share for the total obligation and funded obligation was approximately $7.4 million and $1.7 million, respectively.

     On March 30, 1996, Unit #3 was shut down by the licensee following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain assumed events. For additional information in regard to NRC activities at the Millstone Nuclear Power Station see Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

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

     The Company continues to investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these historic activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated. For related information see Legal Proceedings below.

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

PCB, Inc. In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two related sites, one in the state of Kansas and the other in the state of Missouri (the Sites). During the mid-1980's, these Sites received materials containing PCBs from hundreds of sources, including the Company. According to the EPA, more than 1,200 parties have been identified as Potential Responsible Parties (PRPs). The Company has complied with the information request and will monitor EPA activities at the Sites.

     In December 1996, the Company received an invitation to join a PRP steering committee. That committee has estimated the Company's pro rata share of the waste sent to the Sites to be .42%. The committee estimates that the
Sites' remediation will cost between $5 million and $40 million.   Based on
this information, the Company does not believe that the Sites represent the potential for a material adverse effect on its financial condition or results of operations.

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

     The Company recently filed a Federal law suit against several insurance companies. In its complaint, the Company alleges that general liability policies issued by the insurer provide coverage for all expenses incurred or to be incurred by the Company in conjunction with, among others, the Cleveland Avenue Property and the Bennington Landfill sites. Due to the uncertainties associated with the outcome of this law suit, no receivables have been recorded.

Dividend restrictions The indentures relating to long-term debt and the Articles of Association contain certain restrictions on the payment of cash dividends on capital stock. Under the most restrictive of such provisions, approximately $66.3 million of retained earnings was not subject to dividend restriction at December 31, 1996.

Leases and support agreements The Company participated with other electric utilities in the construction of the Phase I Hydro-Quebec transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the Company's participation in the facilities, the Company is obligated to pay its 4.42% share of Phase I Hydro-Quebec capital costs over a 20-year recovery period through and including 2006. The Company also participated in the construction of Phase II Hydro-Quebec transmission facilities constructed throughout New England, which were completed at a total cost of approximately $487 million. Under a similar support agreement, the Company is obligated to pay its 5.132% share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015. All costs under these support agreements are recorded as purchased transmission expense in accordance with the Company's rate-making policies. Future minimum payments will be approximately $3.0 million for each year from 1997 through 2015 and will decline thereafter. The Company's shares of the net capital cost of these facilities, totaling approximately $19.4 million, are classified in the accompanying Consolidated Balance Sheet as "Utility Plant" and "Long-term Lease Arrangements" (current and non-current).

     Minimum rental commitments of the Company under non-cancelable leases as of December 31, 1996, are not material. Total rental expense entering into the determination of net income, consisting principally of vehicle and equipment rentals, was approximately $3.3 million for both 1994 and 1995, and $3.2 million for 1996.

Legal proceedings On December 30, 1994, the Company and its board were named as defendants in a complaint filed in the United States District Court for the District of Vermont by three shareholders. The complaint alleged, among other things, (I) that F. Ray Keyser Jr., Chairman of the Company's board, violated
Section 8 of the Clayton Act, 15 U.S.C. Subchapter 19, which precludes certain interlocking directorships, (ii) that Mr. Keyser violated his fiduciary duties to the Company's stockholders by acquiring and operating a series of businesses in competition with the Company without offering those business opportunities to the Company, (iii) that the remaining individual defendants violated their fiduciary duties to the Company's stockholders by failing to analyze, or to cause management to analyze, diversification into propane and fossil fuels, and by failing to make the Company an effective competitor of alternative fuel companies, and (iv) that the Company violated the applicable provision of the Vermont General Corporation Law by failing to provide a list of the Company's stockholders. The complaint sought an unspecified amount of damages (including treble damages against Mr. Keyser), attorneys' fees and costs, a list of the Company's stockholders, and a court order to enjoin the defendants from alleged continuing violations of the law. Each of the individual defendants and the Company itself denied the allegations against them and filed a Motion to Dismiss. In an Order dated September 20, 1996, the
U. S. District Court Judge dismissed all of the claims filed against the Company and its directors.

     On July 29, 1996, the Company filed a Declaratory Judgment action in the United States District Court for the District of Vermont. The Complaint names as defendants a number of insurance companies that issued policies to the Company dating from the mid-1940s to the late 1980s. The Company asserts that policies issued by defendants provide coverage for all defense and remediation costs associated with the Cleveland Avenue property, the Bennington Landfill site and the North Clarendon site. With the exception of the North Clarendon site where no further remediation is anticipated, see Environmental above for related disclosures.

Note 14
New Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS
No. 121 establishes accounting standards for the impairment of long-lived assets and requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The Company adopted SFAS No. 121 on January 1, 1996, and based on the current regulatory rate-making process, the adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that financial statements include certain disclosures related to stock-based employee compensation arrangements regardless of the method used to account for them. The Company did not adopt the accounting under this pronouncement but rather elected to adopt the required audited pro forma disclosure if the impact was determined to be material. Based on the requirements of the pronouncement, the pro forma effects on earnings and earnings per common share are not material.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Earlier or retroactive application is not permitted. Subsequently, in December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." This statement defers for one year the effective date of certain provisions of SFAS No. 125. The Company anticipates that the adoption of SFAS No. 125 will not have a material impact on the Company's financial position or results of operations.

Note 15
Non-recurring Charge

     During the fourth quarter of 1994, the Company wrote-off approximately $2.9 million of costs associated with the Company's decision to discontinue its proposed new headquarters office building which reduced after tax earnings by approximately $1.7 million.

Note 16
Unaudited Quarterly Financial Information

     The following quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the Company's business (dollars in thousands, except per share amounts):

                                        Quarter Ended
                           ---------------------------------------  12 Months
                           March     June     September   December    Ended
                           -----     ----     ---------   --------  ---------
         1996
Operating revenues        $84,246  $61,390    $63,833     $81,332    $290,801
Operating income          $14,236  $ 1,396    $   274     $ 7,369    $ 23,275
Net income (loss)         $14,758  $  (447)   $  (785)    $ 5,916    $ 19,442
Earnings (loss) per share
 of common stock            $1.23    $(.08)     $(.11)       $.47       $1.51
         1995
Operating revenues        $86,863  $62,846    $60,314     $78,254    $288,277
Operating income          $14,928  $   314    $ 1,922     $ 7,073    $ 24,237
Net income (loss)         $13,796  $(1,063)   $ 1,748     $ 5,370    $ 19,851
Earnings (loss) per share
 of common stock            $1.13    $(.13)     $ .11       $ .42       $1.53


Note 17
Subsequent Event (Unaudited)

     On February 28, 1997 the NHPUC released its Final Plan to restructure the electric utility industry in New Hampshire pursuant to legislation enacted in New Hampshire during 1996. Concurrently, supplemental utility-specific orders to establish interim stranded cost charges were issued. Each utility is required to file comprehensive plans no later than June 30, 1997 which comply with the Final Plan and the supplemental orders. However, the 1996 legislation states that utilities shall not be required to implement their compliance filings unless compliance filings representing at least seventy percent of New Hampshire retail kilowatt hour sales, on an annual basis, have been or are being implemented.

     In its Final Plan, the NHPUC announced a departure from cost-based ratemaking and instead adopted a market-priced approach to stranded cost recovery. In addition, the supplemental order specific to Connecticut Valley denies stranded cost recovery related to its FERC approved power contract with the Company and further ordered Connecticut Valley to terminate the contract. The net revenue loss associated with costs potentially disallowed under the power contract are preliminarily estimated by the Company to total approximately $80.0 million (pre-tax) over a twenty-eight year period on a nominal dollar basis. The Company intends to vigorously pursue the recovery of these costs and will continue to assess the likelihood of recovery. If it is determined that it is probable that FERC will not permit recovery of these costs, the Company would have to assess the likelihood and magnitude of losses incurred under both SFAS No. 5, "Accounting for Contingencies" and SFAS
No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of."

     Unless the Final Plan or supplemental order is stayed or modified, Connecticut Valley will no longer be able to apply SFAS No. 71, "Accounting For The Effects of Certain Types of Regulation," and the Company may have to remove from its balance sheet substantially all of its regulatory assets associated with New Hampshire regulated business as of the quarter ended March 31, 1997. The amount of the first quarter 1997 potential write-off is estimated at approximately $2.6 million on a pre-tax basis.


     On March 17, 1997, the NHPUC issued an Order approving a motion for rehearing and stay of its Final Plan regarding the NHPUC's market-priced approach for determining interim stranded cost charges.

     The Final Plan and supplemental order also contain rulings on numerous issues that may have a substantial effect on the operations of the Company. Included among these rulings is the requirement that Connecticut Valley divest within two years all of its wholesale power purchase contracts; a prohibition on the remaining distribution company and its affiliates from engaging in retail marketing or load aggregation services; and a mandate for the filing of tariffs with the FERC for the provision of unbundled retail transmission service. The supplemental order did approve the recovery through interim stranded cost charges of the projected above market power costs associated with purchases from Qualifying Facilities that were previously approved by the NHPUC.

     The Company intends to fully examine its legal remedies and to vigorously pursue them.

     The Company cannot predict whether the ultimate outcome of this matter would have a material adverse effect on the Company's financial position, results of operations, cash flows, and ability to obtain capital at competitive rates.


Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.

     None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item concerning directors of the Company is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the Company for the 1997 Annual Meeting of Stockholders, which are being incorporated herein by reference.

     The following sets forth the Executive Officers of the Company and a wholly owned subsidiary. There are no family relationships among the executive officers. Officers are normally elected annually.

Executive Officers of the Registrant:

Name and Age                         Office                  Officer Since
------------                         ------                  -------------

Robert H. Young, 49            President and Chief
                               Executive Officer                   1987

Robert de R. Stein, 47(a)      Senior Vice President-Energy
                               Resources and External Markets      1988

Francis J. Boyle, 51           Vice President-Finance &
                               Administration and Principal
                               Financial Officer                   1995

Kent R. Brown, 51              Vice President-Engineering
                               and Operations                      1996

Joseph M. Kraus, 42            Vice President, Secretary and
                               General Counsel                     1987

Thomas J. Hurcomb, 59          Vice President-Marketing and
                               Public Affairs                      1975

Robert G. Kirn, 45(a)          Vice President-Engineering and
                               Operations                          1991

William J. Deehan, 44          Vice President-Regulatory Affairs
                               and Strategic Analysis              1991

Jonathan W. Booraem, 58        Treasurer                           1984

James M. Pennington, 41        Controller and Principal
                               Accounting Officer                  1993

L. Douglas Barba, 49           Senior Vice President and
                               General Manager                     1992


     Mr. Young joined the Company in 1987. He was elected Director, President and Chief Executive Officer in 1995. Prior to being elected to his present position, he was elected Executive Vice President and Chief Operating Officer in 1993 and Senior Vice President - Finance and Administration in 1988.

     Mr. Boyle joined the Company in October, 1995, as Vice President - Finance and Administration and Chief Financial Officer. From 1993 to 1995, Mr. Boyle served as Chief Financial Officer of Westmoreland Coal Company ("Westmoreland") in Philadelphia, Pennsylvania. In November, 1994, Westmoreland and several of its subsidiaries commenced Chapter 11 proceedings to confirm a so-called "prepackaged" plan of reorganization under which the court was asked to approve a sale of assets, the proceeds of which were to be used to satisfy in full certain maturing obligations of Westmoreland. In December 1994, Westmoreland's plan of reorganization was confirmed, the asset sale was consummated, the obligations in question were paid, and Westmoreland emerged from Bankruptcy. On December 23, 1996, Westmoreland and four of its subsidiaries commenced Chapter 11 proceedings. The Chapter 11 proceedings were precipitated by large liabilities Westmoreland and four of its subsidiaries have to retiree medical benefit plans for the benefit of retired mine workers. From 1985 to 1992, Mr. Boyle was Chief Financial Officer of
El Paso Natural Gas Company, El Paso, Texas.

     Mr. Brown joined the Company in September 1996, as Vice President - Engineering and Operations. From 1992 to 1995 he served as Chairman, President and Chief Executive Officer of Kansas Gas and Electric Company ("KG&E") and Group Vice President of KG&E from 1982 to 1992.

     Mr. Hurcomb joined the Company in 1967. He was elected Vice President - External Affairs in 1975, and Vice President - Marketing and Public Affairs in 1993.

     Mr. Deehan joined the Company in 1985. Prior to being elected to his present position in 1996, he was elected Assistant Vice President - Rates and Economic Analysis in 1991.

     Mr. Booraem joined the Company in 1969 and was elected to his present position in 1984.

     Mr. Kraus joined the Company in 1981. Prior to being elected to his present position in 1996, he was elected as Corporate Secretary and Senior Corporate Counsel in 1987 and Corporate Secretary and General Counsel in 1994.

     Mr. Pennington joined the Company in 1989. He was named Director of Taxes and Plant Accounting in 1990. Mr. Pennington was designated Acting Controller effective July 19, 1992, and was elected Controller and named Principal Accounting Officer in 1993.

     Mr. Barba joined Catamount Energy Corporation, a wholly owned subsidiary of the Company, in August 1992 as Senior Vice President and General Manager. From 1990 to 1992, Mr. Barba served as Vice President, Project Finance of Cogentrix, Inc., Charlotte, N. C.

     (a) Robert de R. Stein and Robert G. Kirn resigned from the Company effective September 2, 1996.

     The term of each officer is for one year or until a successor is elected.


Item 11.  Executive Compensation.

     The information required by this item concerning executive compensation and directors' compensation is set forth in the sections entitled "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee on Executive Compensation," "Five-Year Shareholder Return Comparison Performance Graph" and "Executive Compensation and Other Transactions" in the Proxy Statement of the Company for the 1997 Annual Meeting of Stockholders, which are being incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item concerning security ownership is set forth in the section entitled "Stock Ownership of Directors, Nominees and Executive Officers" in the Proxy Statement for the 1997 Annual Meeting of Stockholders, which is being incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is set forth in the sections entitled "Report of Indemnification and Advancement of Expenses" and "Compensation Committee Interlocks and Insider Participation."


                                                                    Filed
                                                                   Herewith
                                                                    at Page
                                                                   --------
                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.

     (a)1.  The following financial statements for Central
             Vermont Public Service Corporation and its
             wholly owned subsidiaries are filed as part
             of this report:                                     (See Item 8)

            1.1  Consolidated Statement of Income, for
                  each of the three years ended
                  December 31, 1996

                 Consolidated Statement of Cash Flows,
                  for each of the three years ended
                  December 31, 1996

                 Consolidated Balance Sheet at December 31,
                  1996 and 1995

                 Consolidated Statement of Capitalization
                  at December 31, 1996 and 1995

                 Consolidated Statement of Changes in
                  Common Stock Equity for each of the
                  three years ended December 31, 1996

                 Notes to Consolidated Financial Statements

     (a)2.  Financial Statement Schedules:

            2.1  Central Vermont Public Service Corporation and
                  its wholly owned subsidiaries:

                   Schedule II - Reserves for each of the
                    three years ended December 31, 1996

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

     (a)3.  Exhibits (* denotes filed herewith)

            Each document described below is incorporated by reference to the appropriate exhibit numbers and the Commission file numbers indicated in parentheses, unless the reference to the document is marked as follows:

            * - Filed herewith.

Exhibit 3  Articles of Incorporation and By-Laws


*    3-1   By-Laws, as amended August 6, 1996. (Exhibit 3-1, Form 10-Q
           September 30, 1996, File No. 1-8222)

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

     4-3 Supplemental Indenture dated as of November 15, 1943. (Exhibit B-3, File No. 2-5250)

     4-4 Supplemental Indenture dated as of December 1, 1943. (Exhibit No. B-4, File No.
           2-5250)

     4-5 Directors' resolutions adopted December 14, 1943, establishing the Series C Bonds and dealing with other related matters. (Exhibit B-5, File No. 2-5250)

     4-6 Supplemental Indenture dated as of April 1, 1944. (Exhibit No. B-6, File No. 2-5466)

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

            10.16.23 Amendment dated September 15, 1992.  (Exhibit
                     10.16.23, 1992 Form 10-K, File No. 1-8222)

            10.16.24 Amendment dated May 1, 1993.  (Exhibit 10.16.24, 1993
                     Form 10-K, File No. 1-8222)

            10.16.25 Amendment dated June 1, 1993. (Exhibit 10.16.25, 1993
                     Form 10-K, File No. 1-8222)

            10.16.26 Amendment dated June 1, 1994.  (Exhibit 10.16.26, 1994
                     Form 10-K, File No. 1-8222)

            10.16.27 Thirty-Second Amendment dated September 1, 1995.
                     (Exhibit 10.16.27, Form 10-Q dated September 30, 1995, File No. 1-8222 and Exhibit 10.16.27, 1995 Form 10-K,
                 File No. 1-8222)

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

            10.56.1 Amendment No. 1 dated September 28, 1988. (Exhibit 10-182, 1988 Form 10-K, File No. 1-8222)

            10.56.2 Amendment No. 2 dated October 1, 1991. (Exhibit 10.56.2, 1991 Form 10-K, File No. 1-8222)

            10.56.3 Amendment No. 3 dated December 31, 1994. (Exhibit 10.56.3, 1994 Form 10-K, File No. 1-8222)

     *      10.56.4  Amendment No. 4 dated December 31, 1996.

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
            November 4, 1985.  (Exhibit 10-187, 1988 Form 10-K, File
            No. 1-8222)

            A 10.71.1 Amendment dated October 2, 1995. (Exhibit 10.71.1, 1995 Form 10-K, File No. 1-8222)

 A   10.72  Directors' Supplemental Deferred Compensation Plan dated
            November 4, 1985.  (Exhibit 10-188, 1988 Form 10-K, File No.
            1-8222)

            A 10.72.1 Amendment dated October 2, 1995. (Exhibit 10.72.1, 1995 Form 10-K, File No. 1-8222)

 A   10.73  Management Incentive Compensation Plan as adopted September 9,
            1985.  (Exhibit 10-189, 1988 Form 10-K, File No. 1-8222)

            A 10.73.1 Revised Management Incentive Plan as adopted February 5, 1990. (Exhibit 10-200, 1989 Form 10-K,
                File No. 1-8222)

            A 10.73.2 Revised Management Incentive Plan dated May 2, 1995. (Exhibit 10.73.2, 1995 Form 10-K, File No. 1-8222)

 A   10.74  Officers' Change of Control Agreements as approved  October 3,
            1988.  (Exhibit 10-190, 1988 Form 10-K, File No. 1-8222)

 A   10.78  Stock Option Plan for Non-Employee Directors dated April 30,
            1993 (Exhibit 10.78, 1993 Form 10-K, File No. 1-8222)

 A   10.79  Officers Insurance Plan dated November 15, 1993
            (Exhibit 10.79, 1993 Form 10-K, File No. 1-8222)

            A 10.79.1 Amendment dated October 2, 1995. (Exhibit No. 10.79.1, 1995 Form 10-K, File No. 1-8222)

 A   10.80  Directors' Supplemental Deferred Compensation Plan dated
            January 1, 1990 (Exhibit 10.80, 1993 Form 10-K, File No. 1-8222)

            A 10.80.1 Amendment dated October 2, 1995. (Exhibit No. 10.80.1, 1995 Form 10-K, File No. 1-8222)

 A   10.81  Officers' Supplemental Deferred Compensation Plan dated
            January 1, 1990 (Exhibit 10.81, 1993 Form 10-K, File No. 1-8222)

*A   10.82  Management Incentive Plan for Executive Officers dated January 1,
            1997.

A - Compensation related plan, contract, or arrangement.



21.  Subsidiaries of the Registrant

*    21.1  List of Subsidiaries of Registrant

23.  Consents of Experts and Counsel

*    23.1  Consent of Independent Public Accountants

27.  Financial Data Schedule (filed electronically only)

     (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

Report of Independent Public Accountants
  To the Board of Directors of
  Central Vermont Public Service Corporation:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Central Vermont Public Service Corporation's annual report to shareholders, included in this Form 10-K, and have issued our report thereon dated February 3, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 3, 1997

Schedule II


                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      AND ITS WHOLLY OWNED SUBSIDIARIES


                                    Reserves

                          Year ended December 31, 1996



                                                  Additions
                               Balance at    Charged to  Charged                       Balance at
                               beginning     costs and   to other                        end of
                                of year       expenses   accounts       Deductions        year
                               ----------    ----------  --------       ----------     ----------
Reserves deducted from assets
 to which they apply:

Reserve for uncollectible                                $ 81,367(1)
 accounts receivable                                      299,244(2)
                                                         --------
                               $1,551,606     $670,083   $380,611       $1,470,105(3) $1,132,195
                               ==========     ========   ========       ==========    ==========


Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,508,493     $356,274       -          $  311,618(4) $3,553,149
Other                             295,765      436,127       -                -          731,892
                               ----------     --------                  ----------    ----------
                               $3,804,258     $792,401                  $  311,618    $4,285,041
                               ==========     ========                  ==========    ==========


Reserve shown separately:

Injuries and damages reserve   $  225,580         -          -                -        $  225,580
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

Schedule II


                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      AND ITS WHOLLY OWNED SUBSIDIARIES


                                    Reserves

                          Year ended December 31, 1995



                                                  Additions
                               Balance at    Charged to  Charged                       Balance at
                               beginning     costs and   to other                        end of
                                of year       expenses   accounts       Deductions        year
                               ----------    ----------  --------       ----------     ----------
Reserves deducted from assets
 to which they apply:
                                                         $ 80,978(1)
Reserve for uncollectible                                 644,277(2)
 accounts receivable                                      200,000(3)
                                                         --------
                               $  967,732    $1,074,327  $925,255       $1,415,708(4)  $1,551,606
                               ==========    ==========  ========       ==========     ==========


Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,450,284    $  350,522      -          $ 292,313(5)   $3,508,493
Other                             213,287        82,478      -                -           295,765
                               ----------    ----------                 ---------      ----------
                               $3,663,571    $  433,000                 $ 292,313      $3,804,258
                               ==========    ==========                 =========      ==========


Reserve shown separately:

Injuries and damages reserve   $  225,580          -         -                -        $  225,580
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

Schedule II


                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      AND ITS WHOLLY OWNED SUBSIDIARIES


                                    Reserves

                          Year ended December 31, 1994



                                                  Additions
                               Balance at    Charged to  Charged                       Balance at
                               beginning     costs and   to other                        end of
                                of year       expenses   accounts       Deductions        year
                               ----------    ----------  --------       ----------     ----------
Reserves deducted from assets
 to which they apply:

Reserve for uncollectible                                $ 71,210(1)
 accounts receivable                                      335,718(2)
                                                         --------
                               $  936,080     $547,490   $406,928       $  922,766(3)  $  967,732
                               ==========     ========   ========       ==========     ==========


Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,428,944     $265,309        -         $  243,969(4)  $3,450,284
Other                              68,153      145,134(5)     -                -          213,287
                               ----------     --------                  ----------     ----------
                               $3,497,097     $410,443                  $  243,969     $3,663,571
                               ==========     ========                  ==========     ==========


Reserve shown separately:

Injuries and damages reserve   $  225,580          -          -                -       $  225,580
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

March 25, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      DATE                                 NAME AND TITLE
_________________               _________________________________________



March 25, 1997                  /s/ Robert H. Young
                                ----------------------------------------
                                Robert H. Young
                                President and Chief Executive Officer
                                and Director


March 25, 1997                  /s/ Francis J. Boyle
                                ----------------------------------------
                                Francis J. Boyle, Vice President -
                                Finance and Administration and
                                Chief Financial Officer
                                (Principal Financial Officer)


March 25, 1997                  /s/ James M. Pennington
                                ----------------------------------------
                                James M. Pennington, Controller
                                (Principal Accounting Officer)


March 25, 1997                  /s/ F. Ray Keyser, Jr.
                                ----------------------------------------
                                F. Ray Keyser, Jr.
                                Chairman of the Board and Director


March 25, 1997                  /s/ Robert L. Barnett
                                ----------------------------------------
                                Robert L. Barnett
                                Director


March 25, 1997                  /s/ Frederic H. Bertrand
                                ----------------------------------------
                                Frederic H. Bertrand
                                Director


March 25, 1997                  /s/ Rhonda L. Brooks
                                ----------------------------------------
                                Rhonda L. Brooks
                                Director


March 25, 1997                  /s/ Luther F. Hackett
                                ----------------------------------------
                                Luther F. Hackett
                                Director


March 25, 1997                  /s/ Mary Alice McKenzie
                                ----------------------------------------
                                Mary Alice McKenzie
                                Director


March 25, 1997                  /s/ Preston Leete Smith
                                ----------------------------------------
                                Preston Leete Smith
                                Director