Form 10-Q
period 1997-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1997-05-14
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  Form 10-Q


          X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997



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


__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1997 there were outstanding 11,519,748 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                   Form 10-Q

                               Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the three months ended March 31, 1997 and 1996            3


            Consolidated Balance Sheet as of March 31, 1997 and
             December 31, 1996                                             4


            Consolidated Statement of Cash Flows for the three
             months ended March 31, 1997 and 1996                          5


            Notes to Consolidated Financial Statements                   6-8


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9-20



PART II.  OTHER INFORMATION                                            21-22



SIGNATURE                                                                 23

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                           1997        1996

Operating Revenues                                       $88,494     $84,246

Operating Expenses
  Operation
    Purchased power                                       40,996      37,272
    Production and transmission                            5,677       4,850
    Other operation                                        9,985       9,175
  Maintenance                                              3,041       2,835
  Depreciation                                             4,460       4,436
  Other taxes, principally property taxes                  2,988       2,817
  Taxes on income                                          7,207       8,625
                                                         -------     -------
  Total operating expenses                                74,354      70,010
                                                         -------     -------
Operating Income                                          14,140      14,236
                                                         -------     -------
Other Income and Deductions
  Equity in earnings of affiliates                           885         801
  Allowance for equity funds during construction              20          21
  Other income, net                                        2,549       2,381
  Provision for income taxes                                (882)       (229)
                                                         -------     -------
  Total other income and deductions, net                   2,572       2,974
                                                         -------     -------

Total Operating and Other Income                          16,712      17,210
                                                         -------     -------

Interest Expense
  Interest on long-term debt                               2,327       2,353
  Other interest                                              74         150
  Allowance for borrowed funds during construction            (8)        (51)
                                                         -------     -------
  Total interest expense, net                              2,393       2,452
                                                         -------     -------
Net Income                                                14,319      14,758

Retained Earnings at Beginning of Period                  74,137      66,422
                                                         -------     -------
                                                          88,456      81,180

Cash Dividends Declared
  Preferred stock                                            507         507
  Common stock                                             2,534       2,318
                                                         -------     -------
  Total dividends declared                                 3,041       2,825
                                                         -------     -------

Retained Earnings at End of Period                       $85,415     $78,355
                                                         =======     =======

Earnings Available For Common Stock                      $13,812     $14,251

Average Shares of Common Stock Outstanding            11,519,748  11,590,748

Earnings Per Share of Common Stock                         $1.20       $1.23

Dividends Paid Per Share of Common Stock                    $.22        $.20

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                      March 31     December 31
                                                        1997          1996
Assets
Utility Plant, at original cost                       $461,035      $461,231
  Less accumulated depreciation                        150,935       146,539
                                                      --------      --------
                                                       310,100       314,692
  Construction work in progress                         12,041         9,302
  Nuclear fuel, net                                        947           947
                                                      --------      --------
  Net utility plant                                    323,088       324,941
                                                      --------      --------

Investments and Other Assets
  Investments in affiliates, at equity                  26,675        26,630
  Non-utility investments                               29,249        27,823
  Non-utility property, less accumulated depreciation    4,457         4,498
                                                      --------      --------
  Total investments and other assets                    60,381        58,951
                                                      --------      --------

Current Assets
  Cash and cash equivalents                             23,113         6,365
  Special deposits                                       5,411         5,633
  Accounts receivable                                   25,499        21,878
  Unbilled revenues                                      7,543        11,673
  Materials and supplies, at average cost                3,722         3,690
  Prepayments                                            2,435         2,423
  Other current assets                                   3,585         3,840
                                                      --------      --------
  Total current assets                                  71,308        55,502
                                                      --------      --------

Regulatory Assets and Other Deferred Charges            60,206        63,574
                                                      --------      --------

Total Assets                                          $514,983      $502,968
                                                      ========      ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares   $ 70,715      $ 70,715
  Other paid-in capital                                 45,279        45,273
  Treasury stock (266,100 shares, at cost)              (3,656)       (3,656)
  Retained earnings                                     85,415        74,137
                                                      --------      --------
  Total common stock equity                            197,753       186,469
  Preferred and preference stock                         8,054         8,054
  Preferred stock with sinking fund requirements        20,000        20,000
  Long-term debt                                       117,369       117,374
  Long-term lease arrangements                          18,034        18,304
                                                      --------      --------
  Total capitalization                                 361,210       350,201
                                                      --------      --------

Current Liabilities
  Short-term debt                                          -           5,750
  Current portion of long-term debt                      3,015         3,015
  Accounts payable                                       3,763         4,432
  Accounts payable - affiliates                         11,346        12,109
  Accrued income taxes                                   9,177         2,552
  Dividends declared                                       507           507
  Other current liabilities                             26,728        24,184
                                                      --------      --------

  Total current liabilities                             54,536        52,549
                                                      --------      --------

Deferred Credits
  Deferred income taxes                                 57,735        57,463
  Deferred investment tax credits                        7,516         7,612
  Other deferred credits                                33,986        35,143
                                                      --------      --------

  Total deferred credits                                99,237       100,218
                                                      --------      --------

Total Capitalization and Liabilities                  $514,983      $502,968
                                                      ========      ========

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)


                                                           Three Months Ended
                                                                March 31
                                                            1997        1996
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $14,319     $14,758
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation                                         4,460       4,436
       Deferred income taxes and investment tax credits       333        (148)
       Allowance for equity funds during construction         (20)        (21)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            1,409       1,260
       Amortization of conservation and load management
        costs                                               1,755         841
       Gain on sale of property                            (2,095)        -
       Decrease in accounts receivable                        329       4,663
       Decrease in accounts payable                          (802)     (1,866)
       Increase in accrued income taxes                     6,714       7,928
       Change in other working capital items                3,141       5,185
       Other, net                                            (727)       (982)
                                                          -------     -------
     Net cash provided by operating activities             28,816      36,054
                                                          -------     -------
  Investing Activities
     Construction and plant expenditures                   (3,399)     (4,240)
     Deferred conservation & load management expenditures    (575)       (485)
     Investments in affiliates                                 55        (130)
     Proceeds from sale of property                         2,210         -
     Non-utility investments                               (1,443)       (441)
     Other investments, net                                  (120)       (107)
                                                          -------     -------
     Net cash used for investing activities                (3,272)     (5,403)
                                                          -------     -------

  Financing Activities
     Short-term debt, net                                  (5,750)    (12,605)
     Long-term debt, net                                       (5)         (4)
     Common and preferred dividends paid                   (3,041)     (2,825)
                                                          -------     -------
     Net cash used for financing activities                (8,796)    (15,434)
                                                          -------     -------
Net Increase in Cash and Cash Equivalents                  16,748      15,217
Cash and Cash Equivalents at Beginning of Period            6,365      11,962
                                                          -------     -------
Cash and Cash Equivalents at End of Period                $23,113     $27,179
                                                          =======     =======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $   303     $   224
    Income taxes (net of refunds)                         $ 1,251     $ 1,075

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997


Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.

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

     The Company continues to investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these historic activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated. As part of that process, the Company also researches the possibility of insurance coverage that could defray any such remediation expenses. For related information see Legal Proceedings below.

CLEVELAND AVENUE PROPERTY One such site is the Company's Cleveland Avenue property located in the City of Rutland, Vermont, a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl (PCB) contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies in the late 1980's and early 1990's to determine the magnitude and extent of the contamination. After completing its preliminary investigation, the Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. Site investigation continued over the next several years.

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

     In 1995, as part of that process, the Company's consultant completed its risk assessment report and submitted it to the State of Vermont for review. The State generally agreed with that assessment but expressed a number of concerns and directed the Company to collect some additional data. The Company has addressed almost all of the concerns expressed by the State and continues to work with the State in a joint effort to develop a mutually acceptable solution.

     The Company selected a consulting/engineering firm to collect the additional data requested by the State and develop and implement a remediation plan for the site. That firm has begun work at the site. It has collected the additional data requested by the State and will use all the data gathered to date to formulate a comprehensive remediation plan. The additional data gathered to date has not caused the Company to alter its original estimate of the likely cost of remediating the site.

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

     In December 1996, the Company received an invitation to join a PRP steering committee. The Company has not yet decided whether joining that committee would be in its best interest. That committee has estimated the Company's pro rata share of the waste sent to the Sites to be .42%. The committee estimates that the Sites' remediation will cost between $5 million
and $40 million.   Based on this information, the Company does not believe
that the Sites represent the potential for a material adverse effect on its financial condition or results of operations.

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

     In July 1994, the EPA notified the Company that it had reviewed evidence which, in its opinion, indicated that the Company may have contributed to the environmental contamination at the Bennington site but that a full determination of its potential liability for the site had not been made. The EPA, at that time, designated the Company a potentially interested party
(PIP). Also in July 1994, the EPA notified the PRP Group, the Company and other PIPs that it was proposing a response action at the site with an estimated total cost of approximately $9.5 million.

     During November 1994, the Company was notified that the EPA had additional information indicating that the Company was a PRP with regard to the Bennington site. The EPA letter also requested that the Company participate with other PRPs in the response action described above and further made a demand against the Company and other PRPs for reimbursement of an aggregate of $.85 million in costs the EPA had incurred in responding to conditions at the site.

     The original PRP Group reformed into a larger group, incorporating additional PRPs, including the Company, to undertake the remedial response and to reimburse EPA's response expenses of $3 million it spent on its Engineering Evaluation/Cost Analysis. The Company determined its interests would be best served by participating in the larger PRP Group while at the same time exploring the possibility of a "De Minimis" settlement with the EPA, either alone or as part of a group, premised on its minimal contribution to the site.

     The PRP Group and EPA recently reached a tentative agreement. Under the terms of that agreement, and a related internal allocation, the Company is considered a "De Minimis" party and the Company's liability would be less than $100,000. If a final settlement is not achieved, the Company will continue to explore its settlement options, individually and as a part of a group of "De Minimis" parties. If all efforts at settlement fail, the Company will defend any contribution action brought by the other PRPs or the EPA.

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

     In 1996, the Company filed a Federal lawsuit against several insurance companies. In its complaint, the Company alleges that general liability policies issued by the insurer provide coverage for all expenses incurred or to be incurred by the Company in conjunction with, among others, the Cleveland Avenue Property and the Bennington Landfill sites. Due to the uncertainties associated with the outcome of this lawsuit, no receivables have been recorded.

Note 3 - Accounts Receivable

     At March 31, 1997 and December 31, 1996, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.

     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, are set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $7.3 million and $4.7 million, respectively, at March 31, 1997 and $4.8 million and $7.2 million, respectively, at December 31, 1996.

     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.4 million and $1.1 million at March 31, 1997 and December 31, 1996, respectively.

Note 4 - Investment in Vermont Yankee Nuclear Power Corporation

     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information is as follows:

                                               Three Months Ended March 31
                                                     1997        1996

       Operating revenues                          $40,421     $39,756
       Operating income                            $ 3,711     $ 3,441
       Net income                                  $ 1,775     $ 1,598

       Company's equity in net income                 $556        $509

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               March 31, 1997


Earnings Overview

     Earnings available for common stock and earnings per share of common stock for the quarter ended March 31, 1997 were $13.8 million and $1.20 compared to $14.3 million and $1.23 for the corresponding period last year.

     Earnings for the first quarter of 1997 reflect a net of tax gain from sale of property of approximately $1.3 million, or $.12 per share of common stock. The 1996 results include a gain from insurance proceeds of about $1.3 million, or $.11 per share of common stock. Other factors affecting earnings results for the first quarter of 1997 are described in Results of Operations below.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three months ended March 31, 1997 and 1996 (and the related percentage changes from 1996) is set forth below:

                                                Three Months Ended March 31
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                     1997        1996   (Decrease)   1997        1996  (Decrease)
Residential                        275,287     285,355     (3.5)   $35,803     $34,481     3.8
Commercial                         230,075     231,408      (.6)    30,400      28,204     7.8
Industrial                         115,644     104,330     10.8     10,654       9,438    12.9
Other retail                         1,763       1,787     (1.3)       471         442     6.6
                                   -------     -------             -------     -------
  Total retail sales               622,769     622,880       -      77,328      72,565     6.6
                                   -------     -------             -------     -------
Resale sales:
  Firm                                 265         605    (56.2)        11          23   (52.2)
  Entitlement                      110,863     136,941    (19.0)     4,955       6,689   (25.9)
  Other                            195,375     184,935      5.6      4,807       4,304    11.7
                                   -------     -------             -------     -------
    Total resale sales             306,503     322,481     (5.0)     9,773      11,016   (11.3)
                                   -------     -------             -------     -------
Other revenues                         -           -         -       1,393         665   109.5
                                   -------     -------             -------     -------
  Total sales                      929,272     945,361     (1.7)   $88,494     $84,246     5.0
                                   =======     =======             =======     =======

     Retail MWH sales for the first quarter of 1997 were flat compared to 1996 first quarter. However, retail revenues increased $4.8 million or 6.6% over last year resulting from the 5.5% and 2.0% retail rate increases effective with bills rendered June 1, 1996 and January 1, 1997, respectively. Residential and commercial MWH sales decreased 3.5% and .6%, respectively, reflecting moderate temperatures during the first quarter of 1997. However, industrial MWH sales increased 10.8% primarily due to increased megawatt-hour requirements for snow making customers.

     Entitlement MWH sales and related revenues decreased 19.0% and 25.9% for the first quarter of 1997 compared to the same period last year mostly due to the termination of a sellback contract arrangement with Hydro-Quebec.

     The 10,440 MWH increase ($.5 million) in other resale sales resulted principally from increased system capacity and sales to Nepool partially offset by unit and off-system sales to other utilities in New England.

     Other revenues increased $.7 million for the first quarter of 1997 compared to the same period last year due to an increase in transmission revenues related to a transmission interconnection agreement. Also, in the first quarter of 1996, the Company reduced revenues by approximately
$.3 million associated with power sales and transmission service transactions.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three months ended March 31, 1997 and 1996 are as follows (dollars in thousands):

                                                          1997                     1996
                                                    Units      Amount         Units     Amount
     Purchased and produced:
       Capacity (MW)                                  524     $21,288           473    $19,952
       Energy (MWH)                               926,064      19,708       907,851     17,320
                                                              -------                  -------
          Total purchased power costs                          40,996                   37,272
     Production fuel (MWH)                         60,726         266       105,217        539
                                                              -------                  -------
          Total purchased power and
           production fuel costs                               41,262                   37,811
     Entitlement and other resale sales (MWH)     306,238       9,761       321,876     10,993
                                                              -------                  -------
          Net purchased power and production
           fuel costs                                         $31,501                  $26,818
                                                              =======                  =======

     The Company's net purchased power and production fuel costs increased $4.7 million for the first quarter compared to the same period last year. Capacity and energy costs were $1.3 million and $2.4 million, respectively, higher than last year. Entitlement and other resale sales decreased
$1.2 million. The Company purchased 10.8% more MW during the first quarter which increased capacity costs by $2.1 million, this was offset by a decrease in price of $.8 million. The Company purchased 2.0% more MWH amounting to a $.4 million increase in energy costs for the first quarter compared to 1996. An 11.5% increase in price per MWH resulted in a $2.0 million increase in energy costs.

     Pursuant to a PSB Accounting Order, during the first quarter of 1997, the Company reduced energy costs by approximately $2.9 million related to the Hydro-Quebec agreement which will lower power costs by approximately $5.8 million for 1997.

     The price increase for the first quarter results primarily from incremental replacement power costs associated with Millstone Unit #3 and Maine Yankee discussed below. Also, production fuel costs decreased for the quarter compared to 1996 due to Millstone Unit #3 being out of service.

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

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in the Millstone Unit #3 of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities. The Company also owns 2%, 3.5% and 31.3% equity interest in Maine Yankee, Yankee Atomic and Vermont Yankee, respectively.

Millstone Unit #3

     Millstone Unit #3 (Unit #3) which has experienced numerous technical and non-technical problems, remains shut down in order to provide assurances to the NRC that Unit #3's operations are in compliance with the Nuclear Regulatory Commission (NRC) regulations and its operating license. Northeast Utilities currently estimates that its total incremental operations and maintenance costs for Unit #3 will be approximately $53.3 million. The Company's share is about $.9 million. Northeast Utilities' management has indicated it cannot presently estimate the timing of the restart of Unit #3 or what additional costs, if any, will be incurred.

     The Company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate Northeast Utilities/Northeast Utilities Service Co.'s (NU/NUSCO) efforts relating to Unit #3. In addition, this group has retained counsel and experts to review and evaluate NU/NUSCO's operation and management and any prospective claims the group members may be able to assert against NU/NUSCO or related companies.

     The Company estimates that while Unit #3 is out of service it will incur incremental replacement power costs in 1997 estimated at $1.6 million. In addition, the Company incurred incremental operation and maintenance costs during the first quarter of 1997 of about $.2 million and expects to incur additional costs of about $.2 million for 1997. For additional information regarding Unit #3, refer to the Company's 1996 Annual Report on Form 10-K.

Maine Yankee

     After a series of problems and deficiencies discovered at the Maine Yankee Nuclear Power Plant, in late December 1996, the 880-megawatt nuclear generating plant located in Wiscasset, Maine was placed in the cold shutdown configuration. Maine Yankee must fulfill certain commitments before the Plant will be allowed by the NRC Staff to return to service. Maine Yankee estimates that its incremental operations and maintenance costs will be approximately $15.7 million in 1997 and the Company's share is about $.3 million. Maine Yankee believes that the Plant will be out of service at least until the end of August 1997. The Company expects to incur incremental replacement power costs of approximately $.5 million through August 31, 1997. The Company incurred incremental operation and maintenance costs during the first quarter of 1997 of about $.2 million. Maine Yankee cannot predict when or whether all of the regulatory and operational issues will be satisfactorily resolved or what effect the ultimate total of the repairs and improvements to the Plant will have on the economics of operating the Plant. Refer to the Company's 1996 Annual Report on Form 10-K for related information.

Connecticut Yankee

     On December 4, 1996, the Board of Directors of Connecticut Yankee decided to prematurely retire the Plant and decommission the facility. The decision was based on an economic analysis of the costs of operating it compared to the costs of closing it and incurring replacement power costs over the remaining period of the plant's operating license.

     The Company relied on Connecticut Yankee for less than 2% of its system capacity. Presently, costs billed to the Company by Connecticut Yankee, including a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail and wholesale rate tariffs. Connecticut Yankee has estimated as of December 31, 1996, the sum of future payments for the closing, decommissioning and recovery of the remaining investment in Connecticut Yankee to be approximately $762.8 million. The Company's share at March 31, 1997 is approximately $14.4 million. This amount is subject to ongoing review and revision and is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

Yankee Atomic

     In 1992, the Board of Directors of Yankee Atomic decided to permanently discontinue operation of their plant, and to decommission the facility.

     The Company relied on Yankee Atomic for less than 1.5% of its system capacity. Presently, costs billed to the Company by Yankee Atomic, which include a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail rate tariffs. The Company's share of remaining costs with respect to Yankee Atomic's decision to discontinue operation is approximately $5.6 million at March 31, 1997. This amount is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

     The Company believes that based on the current regulatory process, its proportionate share of Connecticut Yankee and Yankee Atomic decommissioning costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the two plants has not and will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their remaining operating or license lives.

Vermont Yankee

     The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be completed by the end of 1997. The Company's 35% share of the total cost for this Project is expected to be about $3.15 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

Production and Transmission

     Higher transmission costs combined with lower savings associated with Phase II Hydro-Quebec transmission facilities, production and transmission expenses increased $.8 million for the first quarter of 1997 compared to 1996 first quarter.

Other Operation

     Other operating expenses increased $.8 million for the first quarter of 1997 principally due to amortization of Conservation and Load Management (C&LM) costs.

Maintenance

     The increase in maintenance expenses of $.2 million for the first quarter of 1997 compared to the same period in 1996 is attributable to nuclear maintenance expenses associated with the Company's joint-ownership interest in Unit #3 discussed above.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The decrease in total income tax expense for the first quarter of 1997 results primarily from a decrease in pre-tax earnings for the period.

Other Income (Expenses), Net

     The increase in other income (expenses), net for the first quarter of 1997 is primarily due to a gain from sale of property of approximately
$2.1 million. This gain was partially offset by expenses incurred in connection with a non-utility project currently under development in Summersville, West Virginia. Also, insurance proceeds of about $1.3 million were recorded in the first quarter of 1996.

Other Interest Expense

         Other interest expenses declined for the first quarter of 1997 due to decreased short-term debt levels partially offset by higher interest rates compared to the same period last year.

Cash Dividends Declared

Common

     The first quarter 1997 increase in common dividends declared resulted from a 10% increase in the quarterly common dividend paid (from $.20 to $.22 per share) effective for quarterly common dividend paid on August 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities was $28.8 million and $36.1 million for the three months ended March 31, 1997 and 1996, respectively.

     The Company ended the first three months of 1997 with cash and cash equivalents of $23.1 million, an increase of $16.7 million from the beginning of the year. The increase in cash for the first three months of 1997 was the result of $28.8 million provided by operating activities, $3.3 million used for investing activities and $8.8 million used for financing activities.

     Operating Activities - Net income, depreciation and deferred income taxes provided $19.1 million. Fluctuations in working capital provided $9.4 million and included $2.9 million of accounts receivable from Hydro-Quebec related to a purchased power agreement (see Net Purchased Power and Production Fuel Costs above) and $.3 million was provided by deferral/amortization of nuclear replacement energy and maintenance costs, amortization of C&LM costs and other, net including gain from sale of property of $2.1 million.

     Investing Activities - Construction and plant expenditures consumed $3.4 million, $.6 million was used for C&LM programs, $1.4 million was used for non-utility investments and $.1 million was used for other investments. Proceeds of $2.2 million were generated from the sale of property.

     Financing Activities - Dividends paid on common stock were $2.5 million, while preferred stock dividends were $.5 million. Short-term obligations repaid totaled $5.8 million.

ELECTRIC INDUSTRY RESTRUCTURING

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

     Due to uncertainty surrounding legislative schedules, the PSB, on April 18, 1997, issued an Order which suspended, pending further legislative action or PSB Order on Restructuring, certain filing deadlines for reports and plans to be completed in the context of the Restructuring Order.

     In an effort to achieve a negotiated resolution to the issues surrounding the restructuring of the Vermont electric utility industry, the Company, Green Mountain Power Corporation, the DPS and representatives of the Governor of Vermont developed a Memorandum of Understanding (MOU) establishing a known plan for implementing restructuring in Vermont. If the concepts developed pursuant to the MOU to date are implemented, it is anticipated that the impact would:

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

     At the time of this filing, it appears unlikely that the Vermont General Assembly will pass legislation necessary to restructure the electric utility industry in Vermont this year.

     On April 3, 1997, S-62, an act relating to electric industry restructuring was passed by the Vermont Senate. Pursuant to the act, electric utility customers would be entitled to purchase electricity in a competitive market place and could choose their electricity supplier. Incumbent investor-owned electric utilities, including the Company, would be required to separate their regulated distribution and transmission operations into affiliate entities that are functionally separate from competitive generation and retail operations. The act provides for the recovery of a portion of investor-owned utility's "above market costs" which may be stranded on account of the introduction of competition within their service area. When considering the recovery of such amounts, the act would require that the PSB weigh the goal of sharing net prudently incurred, discretionary above-market costs "evenly" between utilities and customers against other goals including preserving the continuing financial integrity of the existing utility and respecting the just interests of investors. The act also creates an incentive for the Company to take steps to close the Vermont Yankee Nuclear Power Station by conditioning the recovery of certain plant related stranded costs on the decision of its owners to cease operations in 1998, unless the PSB agrees to allow the plant to run for up to two more refuelings to avoid power shortages or for other public interest reasons. To become law, S-62 would have to be passed by the Vermont House of Representatives and signed by the Governor of the State of Vermont. At this time, the Vermont House of Representatives is not considering S-62 but is conducting hearings on matters relating to the reform of Vermont's electric utility system.

     At this time, it cannot be determined whether any restructuring legislation will be enacted during 1997 or future legislative sessions that would conform to the concepts developed by the Report, the MOU, or S-62.

New Hampshire

     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC), directed by the New Hampshire legislature, has established a Pilot Program (Pilot) to determine the implications of retail competition in the electric utility industry. The Pilot is for a two-year period beginning in May 1996 and is open to all electric utilities and to 3% of all classes of customers in New Hampshire. The Company competed as a competitive supplier to acquire additional load currently served by other New Hampshire utilities and to retain load currently served by Connecticut Valley Electric Company Inc. (Connecticut Valley), the Company's wholly owned New Hampshire subsidiary.
The Company acquired new customers with combined annual electric use totaling approximately 20,000 megawatt hours.

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

     In its Final Plan, the NHPUC announced a departure from cost-based ratemaking and instead adopted a market-priced approach to stranded cost recovery. The Company believes that if the NHPUC adopted the Final Plan in its present form Connecticut Valley will no longer be able to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting For The Effects of Certain Types of Regulation," and the Company may have to remove from its balance sheet substantially all of its regulatory assets associated with New Hampshire regulated business estimated at approximately $2.0 million on a pre-tax basis. In addition, the supplemental order specific to Connecticut Valley denies stranded cost recovery related to its Federal Energy Regulatory Commission (FERC) approved power contract with the Company and further ordered Connecticut Valley to terminate the contract. The net revenue loss associated with costs potentially disallowed under the power contract are estimated by the Company to total over $80.0 million (pre-tax) over a twenty-eight year period on a nominal dollar basis. The Company intends to vigorously pursue the recovery of these costs and will continue to assess the likelihood of recovery. If it is determined that it is probable that FERC will not permit recovery of these costs, the Company would have to assess the likelihood and magnitude of losses incurred under both SFAS No. 5, "Accounting for Contingencies" and SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of."

     On April 7, 1997, the NHPUC issued an Order addressing certain threshold procedural matters raised in the motion for rehearing and/or clarification filed by various parties, including Connecticut Valley, relative to the Final Plan and interim stranded cost orders. The Order suspends and stays those aspects of the Final Plan that are the subject of rehearing or clarification requests in order to thoroughly review and evaluate the issues raised in such motions and also suspends and stays the interim stranded cost orders for the various parties, including Connecticut Valley. The suspension and stay of these orders will remain in effect until two weeks following the issuance of any order concerning outstanding requests for rehearing and clarification.

     On May 9, 1997, Public Service Company of New Hampshire (PSNH) filed a Motion For Suspension of the Electric Utility Restructuring Proceeding to allow mediation with the State of New Hampshire to proceed. NHPUC has not yet ruled on PSNH's Motion For Suspension.

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

     PSNH and various PSNH affiliates including Northeast Utilities have filed an action for injuctive and declaratory relief in the New Hampshire Federal District Court (Court) with respect to the NHPUC's Final Plan and the supplemental order pertaining to PSNH. The Court has rendered, and later amended, a temporary restraining order in favor of PSNH. The Court has also rendered an order declining to abstain, except, at present, with respect to certain limited issues regarding ratemaking and regarding a Rate Agreement between PSNH and the State of New Hampshire. The Company and Connecticut Valley have filed claims for intervention (seeking declaratory relief with respect to the NHPUC's Final Plan and pertinent supplemental order) and have moved to intervene in PSNH's federal action. The Court does not plan to hold a hearing on PSNH's request for preliminary injunction until mid-June 1997 at the earliest. If the Court grants the relief requested by PSNH, it will remove Connecticut Valley's obligation to implement its compliance plan, since PSNH alone represents more than seventy percent of New Hampshire retail sales.

     The Company intends to fully examine its legal remedies and to vigorously pursue them, including petitioning the FERC for the recovery of stranded costs resulting from the NHPUC's Final Plan.

     The Company cannot predict whether the ultimate outcome of this matter would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates.

     Connecticut Valley constitutes approximately 7% of the Company's total retail MWH sales. Ultimately, the financial impacts of restructuring on Connecticut Valley and the Company may be determined by the FERC and the courts. The FERC regulates the wholesale power sale from the Company to Connecticut Valley. Should the State of New Hampshire require the termination of that sale, the Company expects that the FERC would determine the recovery of any lost net revenues going forward. The Company may also have legally protected rights which could be enforced in proceedings in the New Hampshire, Vermont and Federal judicial systems.

Competition-Risk Factors

     If retail competition is implemented in Vermont or New Hampshire, the Company is unable to predict the impact of this competition on its revenues, the Company's ability to retain existing customers and attract new customers or the margins that will be realized on retail sales of electricity.

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

     As described in Note 1 of Notes to Consolidated Financial Statements, included in the Company's 1996 Annual Report on Form 10-K, the Company complies with the provisions of SFAS No. 71. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

     The Securities and Exchange Commission has questioned the ability of certain utility companies continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the Financial Accounting Standards Board's Emerging Issues Task Force. Guidance on this issue is expected in the near future. The Company's Management believes that SFAS No. 71 continues to apply to its regulated operations.

     SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," which was implemented by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of March 31, 1997, based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

     The Company believes that the provisions of both the Report and MOU, if approved by the PSB and Vermont General Assembly, would meet the criteria for continuing application of SFAS Nos. 71 and 121. Conversely, the Company believes that the unmodified provisions of S-62 and the NHPUC Final Plan would not meet the criteria for continuing application of SFAS No. 71 and 121. Because the Company is unable to predict what form enacted legislation will take, however, it cannot predict if or to what extent SFAS Nos. 71 and 121 will continue to be applicable in the future. In addition, if the Company is unable to mitigate or otherwise recover stranded costs that could arise under S-62 or the NHPUC Final Plan, the Company would have to assess the likelihood and magnitude of losses incurred under SFAS No. 5.

     As such, the Company cannot predict whether the Report, the MOU and restructuring legislation enacted in Vermont or the issuance of a final restructuring Plan in New Hampshire would have a material adverse effect on the Company's operations, financial condition or credit ratings. However, the Company's failure to recover a significant portion of its purchased power costs, would likely have a material adverse effect on the Company's results of operations, cash flows and ability to obtain capital at competitive rates. It is possible that stranded cost exposure, including the potential impact of write-offs associated with SFAS Nos. 5, 71, and 121, before mitigation could exceed the Company's current total common stock equity.

FINANCING AND CAPITALIZATION

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $37.25 million.

     The Company's capital structure ratios as of March 31, 1997 (including amounts of long-term debt due within one year), consisted of 54.3% common equity, 7.7% preferred stock, 33.1% long-term debt and 4.9% capital lease obligations.

     Based on issues outstanding at March 31, 1997, the Company's mandatory sinking fund requirements for long-term debt and preferred stock due within the next twelve-month period is approximately $3.0 million and $1.0 million, respectively.

     Current credit ratings for the Company's outstanding mortgage debt and preferred stock are as follows:
                                   Duff &       Standard
                                   Phelps       & Poor's
                                   ------       --------
          First Mortgage Bonds      BBB            BBB
          Preferred Stock           BBB-           BBB-


Non-Utility

     Catamount Energy Corporation (Catamount), a wholly owned subsidiary of the Company, implemented a credit facility in July 1996 which provides for up to $8 million of letters of credit and working capital loans. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve requirement in the Appomattox Cogeneration project and a $1.6 million letter of credit is outstanding to support an investment commitment in Fibrowatt Thetford Limited.

     SmartEnergy, also a wholly owned subsidiary of the Company, currently maintains $.5 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. There are no outstanding borrowings under this facility.

     Financial obligations of the Company's non-utility wholly owned subsidiaries are non-recourse to the Company.

C&LM Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Total C&LM expenditures in 1996 were $3.5 million, and based on an agreement between the Company and the DPS, total 1997 C&LM expenditures are not to exceed $4.5 million. This Agreement is subject to PSB approval.

Diversification

     Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in six operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. In addition, Catamount has interests in projects under construction in Thetford, England, and under development in Summersville, West Virginia. Catamount's after-tax earnings were $514,000 and $579,000 for the first quarter of 1997 and 1996, respectively. Included in results of operation for the three months ended March 31, 1997 and 1996 were $251,000 and $103,000, respectively, of costs related to the Gauley River project in Summersville, West Virginia. These expenses would be reimbursed if this pending project reaches financial closing.

     SmartEnergy was formed for the purpose of engaging in the sale of or rental of electric water heaters, energy-efficient products and other related goods and services. SmartEnergy's earnings were $41,000 for the first quarter of 1997 and $91,000 for the first quarter of 1996.

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

     During proceedings related to the April 30, 1996 Order described in the Company's 1996 Annual Report on Form 10-K, certain intervening parties petitioned the PSB for a management audit of the Company. In an Order dated April 10, 1996, the PSB severed the management audit issue from the rate proceeding. The PSB held a status conference on May 6, 1996 to address whether there should be such an audit as well as other related issues. Hearings for the management audit issue were held on July 16, 1996 and August 29, 1996.

     On April 17, 1997, the PSB issued an Order which rejects the idea of a major management audit of the Company and instead ordered an independent forward-thinking review of three of the Company's management policies as follows: 1) How the Company handles its internal conflict of interest issues,
2) how the Company's officers present information to the Company's Board of Directors and 3) how the Company conducts cost-benefit analyses. This forward-thinking review is intended to help the Company address these issues going forward.

New Accounting Pronouncements

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after December 31, 1996. Earlier or retroactive application is not permitted. Subsequently, in December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." This statement defers for one year the effective date of certain provisions of SFAS No. 125. The Company anticipates that the adoption of SFAS No. 125 will not have a material impact on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS No. 128 establishes standards for computing and presenting earnings per share(EPS) and applies to entities with publicly held common stock or potential common stock. The Company anticipates that the adoption of SFAS No. 128 will not have an impact on the Company's computation and presentation of basic EPS. The Company does not have any potential common stock that would result in the dilution of EPS.

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


Items 2 and 3.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Registrant held its Annual Meeting of Stockholders on May 6, 1997.

         (b)  Director elected whose term will expire in 1999:

                                             Votes For    Votes Withheld
                                             ---------    --------------
                 Patrick J. Martin           9,724,003       430,543

              Directors elected whose terms will expire in 2000:

                                             Votes For    Votes Withheld
                                             ---------    --------------
                 Frederic H. Bertrand        9,728,289       426,247
                 Mary Alice McKenzie         9,726,110       428,436
                 Robert L. Barnett           9,718,435       436,111
                 Robert G. Clarke            9,723,357       431,189

              Other Directors whose terms will expire in 1999:

                 Rhonda L. Brooks
                 Preston Leete Smith
                 Robert H. Young

              Other Directors whose terms will expire in 1998:

                 Luther F. Hackett
                 F. Ray Keyser, Jr.

         (c)  To approve the Stock Option Plan for Key Employees

                 For                         7,935,074
                 Against                     1,955,444
                 Withhold                      264,026
                 Broker Non-Vote                     2

         (d) To approve the Restricted Stock Plan for Non-employee Directors and Key Employees

                 For                         8,601,383
                 Against                     1,286,465
                 Withhold                      266,698

Item 5.  Other Information.

         (a) On April 28, 1997, Douglas D. Sinclair joined the Company as Vice President and General Manager for Business Development.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  List of Exhibits.

              10.  Material Contracts

                   10.66.1  Hydro-Quebec Participation Agreement dated
                            April 1, 1988 as amended and restated by Amendment No. 5 thereto dated October 21, 1993, among Vermont utilities participating in the purchase of electricity under the Firm Power and Energy Contract by and between Hydro Quebec and Vermont Joint Owners of Highgate.

              27.  Financial Data Schedule.

         (b) Item 5. Other Events, dated February 28, 1997 re: New Hampshire Public Utilities Commission's Final Plan to restructure the electric utility industry in New Hampshire pursuant to legislation enacted in New Hampshire during 1996 was filed on March 7, 1997.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                            (Registrant)



                       By                  Francis J. Boyle
                          ----------------------------------------------------
                          Francis J. Boyle, Senior Vice President, Finance and
                             Administration and Principal Financial Officer



                       By                 James M. Pennington
                          ----------------------------------------------------
                            James M. Pennington, Vice President, Controller
                                    and Principal Accounting Officer



Dated  May 14, 1997