Form 10-Q
period 1997-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1997-08-14
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


              X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1997


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1997 there were outstanding 11,423,401 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                   Form 10-Q

                               Table of Contents


                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained
             Earnings for the three and six months ended
             June 30, 1997 and 1996                                       3


            Consolidated Balance Sheet as of June 30, 1997 and
             December 31, 1996                                            4


            Consolidated Statement of Cash Flows for the six
             months ended June 30, 1997 and 1996                          5


            Notes to Consolidated Financial Statements                   6-8



  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9-22



PART II.  OTHER INFORMATION                                               23



SIGNATURES                                                                24

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                    Three Months Ended      Six Months Ended
                                          June 30                June 30
                                     1997        1996       1997        1996

Operating Revenues                 $65,442     $61,390    $153,936    $145,636

Operating Expenses
  Operation
    Purchased power                 40,305      36,439      81,301      73,711
    Production and transmission      5,610       4,842      11,287       9,692
    Other operation                 10,698       8,445      20,683      17,620
  Maintenance                        3,685       3,582       6,726       6,417
  Depreciation                       4,229       4,444       8,689       8,880
  Other taxes, principally
   property taxes                    2,718       2,649       5,706       5,466
  Taxes on income                     (918)       (407)      6,289       8,218
                                   _______     _______     _______     _______
  Total operating expenses          66,327      59,994     140,681     130,004
                                   _______     _______     _______     _______

Operating Income (Loss)               (885)      1,396      13,255      15,632
                                   _______     _______     _______     _______

Other Income and Deductions
  Equity in earnings of affiliates     792         852       1,677       1,653
  Allowance for equity funds during
   construction                         24          27          44          48
  Other income (expenses), net         825        (694)      3,374       1,687
  Benefit (provision) for income
   taxes                              (149)        397      (1,031)        168
                                   _______     _______     _______     _______
  Total other income and
   deductions, net                   1,492         582       4,064       3,556
                                   _______     _______     _______     _______
Total Operating and Other Income       607       1,978      17,319      19,188

Net Interest Expense                 2,462       2,425       4,855       4,877
                                   _______     _______     _______     _______
Net Income (Loss)                   (1,855)       (447)     12,464      14,311

Retained Earnings at Beginning
 of Period                          85,415      78,355      74,137      66,422
                                   _______     _______     _______     _______
                                    83,560      77,908      86,601      80,733

Cash Dividends Declared
  Preferred stock                      507         507       1,014       1,014
  Common stock                       5,070       4,848       7,604       7,166
                                   _______     _______     _______     _______
  Total dividends declared           5,577       5,355       8,618       8,180
                                   _______     _______     _______     _______

Retained Earnings at End
 of Period                         $77,983     $72,553    $ 77,983    $ 72,553
                                   =======     =======    ========    ========

Earnings (Losses) Available for
 Common Stock                      $(2,362)      $(954)    $11,450     $13,297

Average Shares of Common Stock
 Outstanding                    11,469,837  11,545,763  11,494,655  11,568,256

Earnings (Losses) Per Share of
 Common Stock                        $(.21)      $(.08)      $1.00       $1.15

Dividends Paid Per Share of
 Common Stock                        $ .22       $ .20       $ .44       $ .40

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)
                                                      June 30     December 31
                                                        1997          1996
Assets
Utility Plant, at original cost                       $462,033      $461,231
  Less accumulated depreciation                        153,497       146,539
                                                      ________      ________
                                                       308,536       314,692
  Construction work in progress                         13,759         9,302
  Nuclear fuel, net                                        947           947
                                                      ________      ________
  Net utility plant                                    323,242       324,941
                                                      ________      ________
Investments and Other Assets
  Investments in affiliates, at equity                  26,709        26,630
  Non-utility investments                               28,822        27,823
  Non-utility property, less accumulated depreciation    2,910         4,498
                                                      ________      ________
  Total investments and other assets                    58,441        58,951
                                                      ________      ________
Current Assets
  Cash and cash equivalents                             26,263         6,365
  Special deposits                                       3,383         5,633
  Accounts receivable                                   13,907        21,878
  Unbilled revenues                                      6,174        11,673
  Materials and supplies, at average cost                3,710         3,690
  Prepayments                                            2,328         2,423
  Other current assets                                   3,861         3,840
                                                      ________      ________
  Total current assets                                  59,626        55,502
                                                      ________      ________
Regulatory Assets and Other Deferred Charges            56,666        63,574
                                                      ________      ________
Total Assets                                          $497,975      $502,968
                                                      ========      ========

Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares   $ 70,715      $ 70,715
  Other paid-in capital                                 45,285        45,273
  Treasury stock (362,447 shares and 266,100 shares,
   respectively, at cost)                               (4,728)       (3,656)
  Retained earnings                                     77,983        74,137
                                                      ________      ________
  Total common stock equity                            189,255       186,469
  Preferred and preference stock                         8,054         8,054
  Preferred stock with sinking fund requirements        20,000        20,000
  Long-term debt                                       117,374       117,374
  Long-term lease arrangements                          17,763        18,304
                                                      ________      ________
  Total capitalization                                 352,446       350,201
                                                      ________      ________

Current Liabilities
  Short-term debt                                          -           5,750
  Current portion of long-term debt                      3,005         3,015
  Accounts payable                                       3,328         4,432
  Accounts payable - affiliates                         11,130        12,109
  Accrued income taxes                                   2,958         2,552
  Dividends declared                                     3,042           507
  Other current liabilities                             24,619        24,184
                                                      ________      ________
  Total current liabilities                             48,082        52,549
                                                      ________      ________

Deferred Credits
  Deferred income taxes                                 57,178        57,463
  Deferred investment tax credits                        7,417         7,612
  Other deferred credits                                32,852        35,143
                                                      ________      ________
  Total deferred credits                                97,447       100,218
                                                      ________      ________

Total Capitalization and Liabilities                  $497,975      $502,968
                                                      ========      ========

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                           Six Months Ended
                                                                June 30
                                                           1997        1996
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                          $12,464     $14,311
     Adjustments to reconcile net income to net
      cash provided by operating activities
       Depreciation                                         8,689       8,880
       Deferred income taxes and investment tax credits      (286)        658
       Allowance for equity funds during construction         (44)        (48)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            2,781       2,345
       Amortization of conservation and load management
        costs                                               3,509       2,038
       Gain on sale of property                            (2,095)        -
       Decrease in accounts receivable                     13,236      14,543
       Decrease in accounts payable                        (1,496)     (2,720)
       Increase in accrued income taxes                       494         999
       Change in other working capital items                2,901       2,480
       Other, net                                          (1,337)     (2,548)
                                                          -------     -------
     Net cash provided by operating activities             38,816      40,938
                                                          -------     -------

  Investing Activities
     Construction and plant expenditures                   (6,922)     (9,067)
     Deferred conservation and load management
      expenditures                                           (806)       (809)
     Investments in affiliates                                 21        (160)
     Proceeds from sale of property                         2,624         -
     Non-utility investments                               (1,058)        244
     Other investments, net                                   137        (121)
                                                          -------     -------
     Net cash used for investing activities                (6,004)     (9,913)
                                                          -------     -------

  Financing Activities
     Repurchase of common stock                            (1,072)     (1,042)
     Sale of treasury stock                                   -            14
     Short-term debt, net                                  (5,760)    (13,490)
     Long-term debt, net                                      -         1,241
     Common and preferred dividends paid                   (6,082)     (5,644)
                                                          -------     -------
     Net cash used for financing activities               (12,914)    (18,921)
                                                          -------     -------

Net Increase in Cash and Cash Equivalents                  19,898      12,104
Cash and Cash Equivalents at Beginning of Period            6,365      11,962
                                                          -------     -------

Cash and Cash Equivalents at end of Period                $26,263     $24,066
                                                          =======     =======

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 4,748     $ 4,663
    Income taxes (net of refunds)                         $ 7,164     $ 6,393

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


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

PCB, INC. In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two related sites, one in Kansas and the other in Missouri (the Sites). During the mid-1980's, these Sites received materials containing PCBs from hundreds of sources, including the Company. According to the EPA, more than 1,200 parties have been identified as Potential Responsible Parties (PRPs). The Company has complied with the information request and will monitor EPA activities at the Sites.

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

MILTON GENERATING STATION The Company recently discovered some PCB contamination at its Milton Generating Station. The contamination appears to be confined to a small area and remediation costs are expected to be minimal. Accordingly, at this time, the Company does not believe this site represents the potential for a material adverse effect on its financial condition or results of operations but it will continue to monitor the site.

     The Company also faces potential liability arising from the alleged disposal of hazardous materials at three former municipal landfills: the Bennington Landfill, the Parker Landfill, and the Trafton-Hoisington Landfill.

BENNINGTON LANDFILL The Bennington Landfill is a Superfund site located in Bennington, Vermont. The Company expects to resolve any potential liability arising from the site by executing a de minimis settlement with the government in mid-August.

     Under the terms of that agreement, the Company's liability would be less than $100,000.

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

     In 1996, the Company filed a Federal lawsuit against several insurance companies. In its complaint, the Company alleges that general liability policies issued by the insurers provide coverage for all expenses incurred or to be incurred by the Company in conjunction with, among others, the Cleveland Avenue Property and the Bennington Landfill sites. A settlement has been reached with six of the thirteen defendants. Due to the uncertainties associated with the total outcome of this lawsuit, no receivables have been recorded.

Note 3 - Accounts Receivable

     At June 30, 1997 and December 31, 1996, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.

     Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, are set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.7 million and $5.3 million, respectively, at June 30, 1997 and $4.8 million and $7.2 million, respectively, at December 31, 1996.

     Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.3 million and $1.1 million at June 30, 1997 and December 31, 1996, respectively.

Note 4 - Investment in Vermont Yankee Nuclear Power Corporation

     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information is as follows (dollars in thousands):

                                     Three Months Ended   Six Months Ended
                                            June                June
                                        1997     1996       1997     1996

     Operating revenues               $44,383  $43,282    $84,804  $83,038
     Operating income                 $ 3,579  $ 3,995    $ 7,290  $ 7,436
     Net income                       $ 1,748  $ 1,702    $ 3,523  $ 3,300
     Company's equity in net income      $545     $526    $ 1,101  $ 1,035

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                June 30, 1997

Earnings Overview

     The Company recorded losses available for common stock of $2.4 million and $1.0 million for the three months ended June 30, 1997 and 1996, respectively. Losses per share of common stock for these respective periods were $.21 and $.08. Due to the Company's winter sales peak and higher winter rates, the Company normally experiences losses in the second and third quarter when sales are lower and rates are reduced.

     For the six months ended June 30, 1997 earnings available for common stock were $11.5 million compared to $13.3 million in 1996. Earnings per share of common stock for these respective periods were $1.00 and $1.15.

     The decrease in earnings for the second quarter and first half is primarily due to increased purchased power costs described in Results of Operations below. Also, 1996 earnings results were impacted by the April 30, 1996 Vermont Public Service Board's rate order which increased earnings per share of common stock by $.08.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and six months ended June 30, 1997 and 1996 (and the related percentage changes from 1996) is set forth below:

                                                Three Months Ended June 30
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                     1997        1996   (Decrease)   1997        1996  (Decrease)
     Residential                    217,173     215,116     1.0     $24,485    $21,719    12.7
     Commercial                     216,060     208,941     3.4      22,138     19,952    11.0
     Industrial                      98,912      93,375     5.9       7,154      6,700     6.8
     Other retail                     1,786       1,819    (1.8)        488        463     5.4
                                    -------     -------             -------    -------
       Total retail sales           533,931     519,251     2.8      54,265     48,834    11.1
                                    -------     -------             -------    -------
     Resale sales:
       Firm                             232         191    21.5          12         16   (25.0)
       Entitlement                   84,623     132,939   (36.3)      4,612      6,201   (25.6)
       Other                        187,203     200,524    (6.6)      4,970      4,906     1.3
                                    -------     -------             -------    -------
         Total resale sales         272,058     333,654   (18.5)      9,594     11,123   (13.7)
                                    -------     -------             -------    -------
     Other revenues                     -           -        -        1,583      1,433    10.5
                                    -------     -------             -------    -------
         Total sales                805,989     852,905    (5.5)    $65,442    $61,390     6.6
                                    =======     =======             =======    =======

                                                  Six Months Ended June 30
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                     1997        1996   (Decrease)   1997        1996  (Decrease)
     Residential                    492,460     500,471    (1.6)   $ 60,288   $ 56,200     7.3
     Commercial                     446,135     440,349     1.3      52,538     48,156     9.1
     Industrial                     214,556     197,705     8.5      17,808     16,138    10.3
     Other retail                     3,549       3,606    (1.6)        959        905     6.0
                                  ---------   ---------            --------   --------
       Total retail sales         1,156,700   1,142,131     1.3     131,593    121,399     8.4
                                  ---------   ---------            --------   --------
     Resale sales:
       Firm                             497         796   (37.6)         23         39   (41.0)
       Entitlement                  195,486     269,880   (27.6)      9,567     12,890   (25.8)
       Other                        382,578     385,459     (.7)      9,777      9,210     6.2
                                  ---------   ---------            --------   --------
         Total resale sales         578,561     656,135   (11.8)     19,367     22,139   (12.5)
                                  ---------   ---------            --------   --------
     Other revenues                     -           -        -        2,976      2,098    41.8
                                  ---------   ---------            --------   --------
       Total sales                1,735,261   1,798,266    (3.5)   $153,936   $145,636     5.7
                           =======   =======          ======   ======

     Retail MWH sales for the second quarter ended June 30, 1997 increased 2.8%. However, retail revenues increased $5.4 million or 11.1% over last year due to a $4.3 million increase in price resulting from a 2-phase retail rate increase effective in June 1996 and January 1997 and $1.1 million associated with the 2.8% increase in retail MWH sales.

     For the first half of 1997, retail MWH sales increased 1.3% while retail revenues increased $10.2 million or 8.4% compared to last year. The revenue increase results from a $9.2 million increase in price for reasons noted above and $1.0 million associated with the 1.3% increase in retail MWH sales. MWH sales for the residential category decreased 1.6%, reflecting moderate temperatures during the 1997 winter months. The commercial category MWH sales increased 1.3% while the industrial sector MWH sales increased 8.5% primarily due to increased megawatt-hour requirements for snow making by ski area customers.

     Primarily due to the scheduled termination of several sales agreements in late 1996, entitlement MWH sales and revenues decreased for the second quarter and first half of 1997 compared to the same periods in 1996.

     The increase in other resale sales and revenues for the second quarter and first half resulted primarily from increased sales to Nepool partially offset by a decrease in short-term system capacity sales.

     Other revenues increased $.2 million for the second quarter and $.9 million for the first half of 1997 compared to the same periods last year due to an increase in transmission revenues related to transmission interconnection agreements.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three and six months ended June 30, 1997 and 1996 are as follows (dollars in thousands):

                                                            Three Months Ended June 30
                                                          1997                     1996
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                   474     $23,170           547    $21,226
      Energy (MWH)                                778,912      17,135       838,568     15,213
                                                  -------     -------       -------    -------
         Total purchased power costs                           40,305                   36,439
    Production fuel (MWH)                          71,330         425        72,409        235
                                                  -------     -------       -------    -------
         Total purchased power and
          production fuel costs                                40,730                   36,674
    Entitlement and other resale sales (MWH)      271,826       9,582       333,463     11,107
                                                  -------     -------       -------    -------
         Net purchased power and production
          fuel costs                                          $31,148                  $25,567
                                                              =======                  =======


                                                             Six Months Ended June 30
                                                          1997                     1996
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                   499     $44,458           511    $41,178
      Energy (MWH)                              1,704,976      36,843     1,746,419     32,533
                                                ---------     -------     ---------    -------
         Total purchased power costs                           81,301                   73,711
    Production fuel (MWH)                         132,056         691       177,626        774
                                                ---------     -------     ---------    -------
         Total purchased power and
          production fuel costs                                81,992                   74,485
    Entitlement and other resale sales (MWH)      578,064      19,344       655,339     22,100
                                                ---------     -------     ---------    -------
         Net purchased power and production
          fuel costs                                          $62,648                  $52,385
                                                              =======                  =======

     Higher capacity and energy costs combined with lower entitlement and other resale sales, net power costs increased $5.6 million, or 21.8% for the second quarter and $10.3 million, or 19.6% for the first half of 1997 compared to the same periods last year. Less MW and MWH were purchased by the Company during 1997, however, both capacity and energy costs increased for the second quarter and first half of 1997.

     These increases resulted mostly from incremental replacement power costs associated with Millstone Unit #3 and Maine Yankee nuclear power plants discussed below and an unscheduled 12-day outage at the Vermont Yankee nuclear power plant.

     Pursuant to a PSB Accounting Order, during the first half of 1997, the Company reduced energy costs by approximately $5.8 million related to the Hydro-Quebec agreement for which a payment of $5.8 million was received from Hydro-Quebec on June 30, 1997.

     Due to increased generation at the Wyman and McNeil generating facilities, production fuel costs increased for the second quarter of 1997 compared to last year and because Millstone Unit #3 has been out of service since March 30, 1996 (see discussion below), production fuel costs decreased for the first half of 1997 compared to the same period last year.

     Entitlement and other resale sales decreased for the second quarter and first half of 1997 for reasons discussed above.

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

Millstone Unit #3

     Millstone Unit #3 (Unit #3) which has experienced numerous technical and non-technical problems, remains shut down pending satisfaction by the NRC that Unit #3's operations are in compliance with the Nuclear Regulatory Commission
(NRC) regulations and its operating license. NU currently estimates that its total 1997 incremental operations and maintenance costs for Unit #3 will be approximately $52.8 million. The Company's share is about $.9 million.

     The first major milestone toward the restart of Unit #3 has been met and the Independent Corrective Action Verification Process (ICAVP) began on
May 27, 1997, as scheduled. The ICAVP allows the contractor to check the quality and thoroughness of the work to assure the design and actual configuration of Unit #3 is correct and the corrective action process is effective.

     On June 27, 1997, NU's nuclear management temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NU's subsidiary, Northeast Nuclear Energy Company and the NRC inspectors during reviews of NU system's licensed operator training programs at NU system's four Connecticut nuclear units.

     NU's management has not yet determined when the various training programs will be fully operational, but is currently developing a list of priorities for programs to get back on line. NU's management does not believe, at this time, that the suspension will affect NU system's schedule to restart the Millstone nuclear units and it has indicated that it intends to have Unit #3 ready for restart around the end of 1997, pending NRC approval. It is the Company's opinion that Unit #3 will not return to operation until sometime during 1998.

     The Company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU and Northeast Utilities Service Co.'s efforts relating to Unit #3. On August 7, 1997, the Company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachussets Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and its subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     The Company estimates that while Unit #3 is out of service it will incur in 1997 incremental replacement power costs estimated at $1.6 million. In addition, the Company incurred incremental operation and maintenance costs during the first half of 1997 of about $.7 million and expects to incur additional costs of about $.2 million for the second half of 1997.
For additional information regarding Unit #3, refer to the Company's 1996 Annual Report on Form 10-K.

Maine Yankee

     On August 6, 1997, the Maine Yankee's Board of Directors decided to prematurely retire the Maine Yankee Nuclear Power plant and decommission the facility. The Board of Directors arrived at the decision after the Philadelphia-based PECO Energy Co. dropped its bid to buy the plant because of economic concerns. The owners of Maine Yankee concluded that without a change in ownership the plant could not be operated economically. The plant has been off-line since December 1996 to resolve cable-separation issues, replace a large number of fuel assemblies, inspect the plant's steam generators and resolve other regulatory issues.

     The Company relied on Maine Yankee for less than 5% of its required system capacity. Presently, costs billed to the Company by Maine Yankee, including a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail and wholesale rate tariffs. Maine Yankee's current decommissioning obligation based on a 1993 study is estimated at $316.6 million (in 1993 dollars) and the Company's 2% share is $6.3 million of which approximately $3.7 million has been funded through June 1997. Maine Yankee is in the process of developing an updated decommissioning cost estimate, which the Company anticipates will be higher than the 1993 estimate. Maine Yankee expects to file the revised decommissioning cost study with the FERC in the fall of 1997.

Connecticut Yankee

     On December 4, 1996, the Board of Directors of Connecticut Yankee decided to prematurely retire the Plant and decommission the facility. The decision was based on an economic analysis of the costs of operating it compared to the costs of closing it and incurring replacement power costs over the remaining period of the plant's operating license.

     The Company relied on Connecticut Yankee for less than 3% of its required system capacity. Presently, costs billed to the Company by Connecticut Yankee, including a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail and wholesale rate tariffs. Connecticut Yankee has estimated as of December 31, 1996, the sum of future payments for the closing, decommissioning and recovery of the remaining investment in Connecticut Yankee to be approximately $762.8 million. The Company's share is approximately $15.3 million of which $4.2 million has been funded through May 1997. This amount is subject to ongoing review and revision and is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

     On June 17, 1997 testimony was filed with the FERC by the Connecticut Department of Public Utility Control and the Connecticut Attorney General's Office in regard to Connecticut Yankee's current decommissioning obligation. Regulators are asking the FERC to prevent the collection of approximately $220 million for the decommissioning of the Connecticut Yankee Nuclear plant. They claim that the current decommissioning costs are excessive and include estimated costs for removal of highly contaminated soil that only became necessary because of "careless and sloppy work habits" by the plant operator. Regulators also argue that the plant closed because its management had been imprudent which led to additional costs that should have been avoided. FERC action on this matter is expected in October 1997.

Yankee Atomic

     In 1992, the Board of Directors of Yankee Atomic decided to permanently discontinue operation of their plant, and to decommission the facility.

     The Company relied on Yankee Atomic for less than 1.5% of its system capacity. Presently, costs billed to the Company by Yankee Atomic, which include a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail rate tariffs. The Company's share of remaining costs with respect to Yankee Atomic's decision to discontinue operation is approximately $5.2 million at June 30, 1997. This amount is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

     The Company believes that based on the current regulatory process, its proportionate share of Connecticut Yankee, Yankee Atomic and Maine Yankee decommissioning costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the three plants has not and will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Although the estimated costs of decommissioning nuclear power plants are subject to change due to changing technologies and regulations, the Company expects that the liability, including any future change in the liability, for decommissioning of the nuclear power plants in which the Company has an investment will be recovered in their rates over their remaining operating or license lives.

Vermont Yankee

     The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be completed by the end of 1998. The Company's 35% share of the total cost for this Project is expected to be about $4.8 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

Production and Transmission

     Due to increased transmission costs, production and transmission expenses were $.8 million higher for the second quarter and $1.6 million higher for the first half of 1997 compared to the comparable periods last year.

Other Operation

     Other operating expenses increased $2.3 million for the second quarter and $3.1 million for the first half of 1997 principally due to amortization of Conservation and Load Management (C&LM) costs which are recovered in rates.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The decrease in total income tax expense for the second quarter and first half of 1997 results primarily from a decrease in pre-tax earnings for the periods. However, this decrease is partially offset by an increase in the Vermont Corporate income tax rate from 8.25% to 9.75% effective January 1, 1997.

     The Company believes that these additional Vermont Corporate income taxes will be recovered through the regulatory process. The timing and recoverability of these costs will be determined in future rate proceedings.

Other Income (Expenses), Net

     Second quarter increase in other income (expenses), net results principally from higher non-utility subsidiaries' earnings. Also, in the second quarter of 1996, the Company recorded $.5 million of litigation settlement costs.

     For the first half of 1997, other income (expenses), net increased primarily due to a gain from sale of property and higher non-utility subsidiaries' earnings. Also, insurance proceeds of about $1.3 million and litigation settlement costs of about $.5 million were recorded in the first half of 1996.

Cash Dividends Declared

Common

     The second quarter and first half of 1997 increase in common dividends declared resulted from a 10% increase in the quarterly common dividend paid (from $.20 to $.22 per share) effective for the quarterly common dividend paid on August 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities was $38.8 million and $40.9 million for the six months ended June 30, 1997 and 1996, respectively.

     The Company ended the first six months of 1997 with cash and cash equivalents of $26.3 million, an increase of $19.9 million from the beginning of the year. The increase in cash for the first six months of 1997 was the result of $38.8 million provided by operating activities, $6.0 million used for investing activities and $12.9 million used for financing activities.

     Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided $20.9 million. Fluctuations in working capital provided $15.1 million; $4.9 million was provided by deferral/amortization of nuclear refueling replacement energy and maintenance costs, amortization of C&LM costs and other, net; and $2.1 million gain from sale of property.

     Investing Activities - Construction and plant expenditures consumed $6.9 million, $.8 million was used for C&LM programs, $1.0 million was used for non-utility investments and other investments provided $.1 million. Proceeds of $2.6 million were generated from the sale of property.

     Financing Activities - Dividends paid on common stock were $5.1 million, while preferred stock dividends were $1.0 million. Short-term obligations repaid totaled $5.7 million and $1.1 million was used to reacquire common stock.

ELECTRIC INDUSTRY RESTRUCTURING

     The electric utility industry is in a period of transition that may result in a shift away from cost of service and return on equity based rates to one with more market based rates. Many states, including Vermont and New Hampshire, where the Company does business, are exploring new mechanisms to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system.

Vermont

     On December 31, 1996, the PSB issued a Report and Order (the Report) outlining a restructuring plan (Plan) for the Vermont electric utility industry requiring legislative approval. The Plan, which does not constitute a final binding order but instead a recommendation to the Vermont Legislature, consists of nine components as follows:

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

     In an effort to achieve a negotiated resolution to the issues surrounding the restructuring of the Vermont electric utility industry, the Company, Green Mountain Power Corporation, the DPS and representatives of the Governor of Vermont developed a Memorandum of Understanding (MOU) establishing a plan for implementing restructuring in Vermont. Although concepts of the MOU are still under consideration, no action has been taken on the MOU.

     On April 3, 1997, Senate bill 62 (S-62), an act relating to electric industry restructuring was passed by the Vermont Senate. Pursuant to S-62, electric utility customers would be entitled to purchase electricity in a competitive market place and could choose their electricity supplier. Incumbent investor-owned electric utilities, including the Company, would be required to separate their regulated distribution and transmission operations into affiliate entities that are functionally separate from competitive generation and retail operations. S-62 provides for the recovery of a portion of investor-owned utility's "above market costs" which may be stranded on account of the introduction of competition within their service area. When considering the recovery of such amounts, S-62 would require that the PSB weigh the goal of sharing net prudently incurred, discretionary above-market costs "evenly" between utilities and customers against other goals including preserving the continuing financial integrity of the existing utility and respecting the just interests of investors. S-62 also creates an incentive for the Company to take steps to close the Vermont Yankee Nuclear Power Station by conditioning the recovery of certain plant related stranded costs on the decision of its owners to cease operations in 1998, unless the PSB agrees to allow the plant to run for up to two more refuelings to avoid power shortages or for other public interest reasons. To become law, S-62 would have to be passed by the Vermont House of Representatives in its next session beginning in January 1998 and signed by the Governor of the State of Vermont. At this time, the Vermont House of Representatives is not considering S-62 but is conducting summer hearings on matters relating to the reform of Vermont's electric utility system.

     At this time, it cannot be determined whether future restructuring legislation will be enacted that would conform to the concepts developed by the Report, the MOU or S-62.

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

     On February 28, 1997 the NHPUC released its Final Plan to restructure the electric utility industry in New Hampshire pursuant to legislation enacted in New Hampshire during 1996. Concurrently, supplemental utility-specific orders to establish interim stranded cost charges were issued. The legislation requires each utility to file comprehensive plans no later than June 30, 1997, which comply with the Final Plan and the supplemental orders. By a later Order, dated May 22, 1997, the NHPUC modified the scope of the June 30, 1997 filing and only required the filing of open access tariffs for informational purposes. The 1996 legislation also states that utilities shall not be required to implement their compliance filings unless compliance filings representing at least 70% of New Hampshire retail kilowatt hour sales, on an annual basis, have been or are being implemented. The 1997 legislature amended this requirement to the extent that a utility having less than 50% of statewide retail electric distribution sales (measured in kilowatt hours per year) may seek a ruling by the NHPUC that it is in the public interest that implementation of such utility's compliance filing be deferred until compliance filings representing 70% of retail electric sales have been or are being implemented.

     In its Final Plan, the NHPUC announced a departure from cost-based ratemaking and instead adopted a market-priced approach to stranded cost recovery. The Company believes that if the NHPUC adopted the Final Plan in its present form Connecticut Valley as well as the Company's wholesale power business with Connecticut Valley would no longer be able to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting For The Effects of Certain Types of Regulation," and the Company may have to remove from its balance sheet substantially all of its regulatory assets associated with New Hampshire business estimated at approximately $3.0 million as of December 31, 1997, on a pre-tax basis. In addition, the supplemental order specific to Connecticut Valley denies stranded cost recovery related to its Federal Energy Regulatory Commission (FERC) approved power contract with the Company and further ordered Connecticut Valley to terminate the contract. The net revenue loss associated with costs potentially disallowed under the power contract are estimated by the Company to total over $80.0 million (pre-tax) over a twenty-eight year period on a nominal dollar basis. The Company intends to vigorously pursue the recovery of these costs and will continue to assess the likelihood of recovery. If it is determined that it is probable that FERC will not permit recovery of these costs, the Company would have to assess the likelihood and magnitude of losses incurred under both SFAS No. 5, "Accounting for Contingencies" and SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of."

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

     On May 9, 1997, Public Service Company of New Hampshire (PSNH) filed a Motion For Suspension of the electric utility restructuring proceeding to allow mediation with the State of New Hampshire to proceed. On May 22, 1997, NHPUC issued an Order granting PSNH's Motion For Suspension until
July 2, 1997. On July 2, 1997, PSNH filed another Motion For Continued Suspension of the proceedings. On July 21, 1997, NHPUC issued an Order extending the suspension of the rehearing schedule until August 5, 1997.
On August 1, 1997, PSNH filed another Motion For Continued Suspension of the proceedings. On August 12, 1997, the NHPUC issued Order No. 22,681 denying PSNH's Motion For Suspension and establishing a schedule of rehearing of PSNH issues regarding rate-making and the Rate Agreement. The NHPUC adopted a procedural schedule to rehear these PSNH issues to commence on September 5, 1997, so as not to interfere with the ongoing mediation which is expected to continue until September 2, 1997.

     The Final Plan and supplemental order also contain rulings on numerous issues that may have a substantial effect on the operations of the Company. Included among these rulings is the requirement that Connecticut Valley divest within two years all of its wholesale power purchase contracts; a prohibition on the remaining distribution company and its affiliates from engaging in retail marketing or load aggregation services; and a mandate for the filing of tariffs with the FERC for the provision of unbundled retail transmission service. Connecticut Valley's utility specific supplemental order did approve the recovery through interim stranded cost charges of the projected above market power costs associated with purchases from Qualifying Facilities that were previously approved by the NHPUC.

     PSNH and various PSNH affiliates including Northeast Utilities have filed an action for injuctive and declaratory relief in the New Hampshire Federal District Court (Court) with respect to the NHPUC's Final Plan and the supplemental order pertaining to PSNH. The Court has rendered, and later amended, a temporary restraining order in favor of PSNH. The Court has also rendered an order declining to abstain, except, at present, with respect to certain limited issues regarding ratemaking and regarding a Rate Agreement between PSNH and the State of New Hampshire. The Company and Connecticut Valley have filed claims for intervention (seeking declaratory relief with respect to the NHPUC's Final Plan and pertinent supplemental order) and have moved to intervene in PSNH's federal action. The Court ordered mediation of PSNH's claims and has required the mediator to report to the Court on the status of the mediation process on September 2, 1997. Until then, the Court does not plan to hold a hearing on PSNH's request for preliminary injunction.

     As stated above, the NHPUC in its supplemental order specific to Connecticut Valley denies stranded cost recovery related to its FERC approved power contract with the Company and further ordered Connecticut Valley to terminate the contract. However, FERC, in its Order No. 888, established that it would determine stranded cost recovery and make such recoveries a component of charges for transmission service in cases of wholesale termination. Accordingly, on June 25, 1997, the Company petitioned the FERC to assert its jurisdiction over the recovery of stranded costs resulting from the NHPUC's Final Plan and allow recovery rejected by the New Hampshire Regulators. Numerous interests have sought party status before the FERC in this matter.
A notice scheduling a pre-hearing conference by the FERC has not yet been scheduled.

     The Company will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. The Company cannot predict whether the ultimate outcome of this matter would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates.

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

     The Securities and Exchange Commission has questioned the ability of certain utility companies continuing the application of SFAS No. 71 where legislation provided for the transition to retail competition. The issue of when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the Financial Accounting Standards Board's Emerging Issues Task Force (EITF).

     The EITF has reached a tentative consensus that regulatory assets should be assigned to separable portions of the company's business based on the source of the cash flows that will recover those regulatory assets.
Therefore, if the source of the cash flows is from a separable portion of the company's business that meets the criteria to apply SFAS No. 71, those regulatory assets should not be written off under SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71," but should be assessed under paragraph 9 of SFAS No. 71 for realizability. The Company's Management believes that SFAS No. 71 continues to apply to its regulated operations.

     SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," which was implemented by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of June 30, 1997, based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

     The Company believes that the provisions of both the Report and MOU, if ultimately approved by the PSB and Vermont General Assembly, would meet the criteria for continuing application of SFAS Nos. 71 and 121. Conversely, the Company believes that the unmodified provisions of S-62 and the NHPUC Final Plan would not meet the criteria for continuing application of SFAS No. 71 and 121. Because the Company is unable to predict what form possible future legislation will take, it cannot predict if or to what extent SFAS Nos. 71 and 121 will continue to be applicable in the future. In addition, if the Company is unable to mitigate or otherwise recover stranded costs that could arise under S-62 or the NHPUC Final Plan, the Company would have to assess the likelihood and magnitude of losses incurred under SFAS No. 5.

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

TERMINATION BENEFITS

     Consistent with its decision to realign the Company into strategic business units, in July 1997, the Company offered a Voluntary Early Retirement Program (VRP) and Voluntary Severance Program (VSP) to eligible employees. Eligible employees have from August 1 until September 22, 1997 to participate in the VRP which is effective July 1, 1998. VSP benefits consisting of severance pay and limited-term medical coverage will be offered to employees from August 15 until September 2, 1997. However, the Company has discretion of either accepting or declining these resignations and their effective dates. At this time, the Company cannot predict how many employees will participate in the VRP or the VSP or the ultimate cost of these programs. The Company believes that these costs will be recovered through the regulatory process. The timing and recoverability of these costs will be determined in future rate proceedings.

FINANCING AND CAPITALIZATION

Utility

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed lines of credit and uncommitted loan facilities with several banks totaling $37.25 million.

     The Company's capital structure ratios as of June 30, 1997 (including amounts of long-term debt and preferred stock due within one year), consisted of 53.2% common equity, 7.9% preferred stock, 33.9% long-term debt and 5.0% capital lease obligations.

     Based on issues outstanding at June 30, 1997, the Company's mandatory sinking fund requirements for long-term debt and preferred stock due within the next twelve-month period is approximately $3.0 million and $1.0 million, respectively.

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

C&LM Programs

     The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Total C&LM expenditures in 1996 were $3.5 million, and based on an agreement between the Company and the DPS and approved by the PSB, total 1997 C&LM expenditures are not to exceed
$4.5 million.

Diversification

     Catamount was formed for the purpose of investing in non-regulated power plant projects. As of June 30, 1997, Catamount, through its wholly owned subsidiaries, had interests in six operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Williams Lake, British Columbia, Canada. In addition, Catamount has interests in projects under construction in Thetford, England, and under development in Summersville, West Virginia. Catamount's net income was $.5 milion for the 1997 second quarter compared to a net loss of $.3 million for the second quarter of 1996. Net income for the first half of 1997 and 1996 was $1.0 million and $.3 million, respectively. Included in results of operation for the six months ended June 30, 1997 and 1996 were $.3 million and $.7 million, respectively, of pre-tax costs related to the Gauley River project in Summersville, West Virginia. These expenses would be reimbursed if this pending project reaches financial closing.

     On August 5, 1997, Catamount sold its 8.1% partnership's interest in the NW Energy Williams Lake L.P. project. The sale resulted in a $1.7 million after-tax gain or approximately $.15 per share of common stock and will be recorded in the third quarter of 1997.

     SmartEnergy was formed for the purpose of engaging in the sale of or rental of electric water heaters, energy-efficient products and other related goods and services. SmartEnergy incurred a net loss of $3,000 for the second quater of 1997 and earnings of $38,000 for the first half of 1997. SmartEnergy's earnings were $96,000 and $187,000 for the second quarter and first half of 1996, respectively.

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

     On April 17, 1997, the PSB issued an Order which rejects the idea of a traditional management audit of the Company and instead ordered an independent forward-looking analysis of three of the Company's management policies and practices focusing on three areas: 1) Transmission of information to the Board of Directors by management. 2) Cost benefit analyses for major corporate decisions. 3) Implementation of the Company's ethics and conflict of interest policy.

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

YEAR-2000 COMPLIANCY

     The Company is in process of assessing the scope, magnitute and costs of making its computer systems and applications becoming year-2000 compliant. The assessment is expected to be completed by October 31, 1997. Although, final costs cannot be determined at this time, the Company does not believe that these costs represent the potential for a material adverse effect on its financial position or results of operations.

FORWARD LOOKING STATEMENTS

     Statements in this report relating to future financial conditions are forward looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from the future forward-looking statements. Such factors include general economic and business conditions, changes in industry regulation, weather and other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On July 29, 1996, the Company filed a Declaratory Judgment action pertaining to remediation in the United States District Court for the District of Vermont. The Complaint names as defendants a number of insurance companies that issued insurance policies to the Company dating from the mid 1940s to the late 1980s. The Company asserts that insurance policies issued by defendants provide coverage for all defense and remediation costs associated with the Cleveland Avenue property, the Bennington Landfill site and the North Clarendon site. With the exception of the North Clarendon site where no further remediation is anticipated, see Note 2 to the Consolidated Financial Statements for related disclosures.


Items 2, 3, 4 and 5.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              EXHIBIT INDEX
              3-1.  By-laws, as amended June 2, 1997.

              27.   Financial Data Schedule.

         (b) There were no reports on Form 8-K for the quarter ended June 30, 1997.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                                  (Registrant)



                                   By          James M. Pennington
                                      _______________________________________
                                        James M. Pennington, Vice President,
                                         Controller and Principal Accounting
                                         Officer



                                   By          Joseph M. Kraus
                                      _______________________________________
                                        Joseph M. Kraus, Vice President,
                                         Corporate Secretary and General
                                         Counsel




Dated  August 14, 1997