Form 10-Q
period 1997-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1997-11-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    Form 10-Q

                x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1997


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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1997 there were outstanding 11,423,401 shares of Common Stock, $6 Par Value.

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                      Form 10-Q

                                   Table of Contents



                                                                        Page
 PART I.   FINANCIAL INFORMATION

 Item 1.   Financial Statements


  Consolidated Statement of Income and Retained
  Earnings for the three and nine months ended
  September 30, 1997 and 1996                                           3


  Consolidated Balance Sheet as of September 30, 1997 and
  December 31, 1996                                                     4


  Consolidated Statement of Cash Flows for the nine
  months ended September 30, 1997 and 1996                              5


  Notes to Consolidated Financial Statements                          6-9


 Item 2.   Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               10-23



 PART II.  OTHER INFORMATION                                           24



 SIGNATURES                                                            25

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements
              CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                 (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                      September 30           September 30
                                    1997        1996       1997        1996
 Operating Revenues               $67,990     $63,833    $221,926    $209,469

 Operating Expenses
   Operation
     Purchased power               40,114      37,063     121,415     110,774
     Production and
       transmission                 6,134       5,615      17,421      15,307
     Other operation                9,762      10,030      30,445      27,650
   Maintenance                      4,187       4,203      10,913      10,620
   Depreciation                     4,135       4,511      12,824      13,391
   Other taxes, principally
      property taxes                2,394       2,657       8,100       8,123
   Taxes on income                     86        (520)      6,375       7,698
                                  _______     _______    _______     _______
   Total operating expenses        66,812      63,559     207,493     193,563
                                  _______     _______    _______     _______

 Operating Income                   1,178         274      14,433      15,906
                                  _______     _______    _______     _______

 Other Income and Deductions
   Equity in earnings of
     affiliates                      790         807       2,467       2,460
   Allowance for equity funds
     during construction               9          31          53          79
   Other income, net               3,633         658       7,007       2,345
   Benefit (provision) for income
     taxes                        (1,126)        (80)     (2,157)         88
                                  _______     _______    _______     _______

   Total other income and
     deductions, net               3,306       1,416       7,370       4,972
                                  _______     _______    _______     _______

 Total Operating and Other
     Income                        4,484       1,690      21,803      20,878
                                  _______     _______    _______     _______

 Net Interest Expense              2,419       2,475       7,274       7,352
                                  _______     _______    _______     _______

 Net Income (Loss)                 2,065       (785)      14,529      13,526

 Retained Earnings at Beginning
  of Period                       77,983      72,553      74,137      66,422
                                  _______     _______    _______     _______

                                   80,048      71,768      88,666      79,948

 Cash Dividends Declared
   Preferred stock                   507         507       1,521       1,521
   Common stock                      (21)         -        7,583       7,166
                                  _______     _______    _______     _______

   Total dividends declared          486         507       9,104       8,687
                                  _______     _______    _______     _______

 Retained Earnings at End
   of Period                     $79,562     $71,261    $ 79,562    $ 71,261
                                 ========    =======    ========    ========

 Earnings (Losses) Available
   for Common Stock              $ 1,558     $(1,292)    $13,008     $12,005

 Average Shares of Common
   Stock Outstanding           11,423,401   11,519,748 11,470,643  11,552,140

 Earnings (Losses) Per Share
   of Common Stock                 $ .14       $(.11)      $1.13       $1.04

 Dividends Paid Per Share
   of Common Stock                 $ .22       $ .22       $ .66       $ .62

                        CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                 (Dollars in thousands)
                                      (Unaudited)
                                                   September 30  December 31
                                                        1997         1996
 Assets
 Utility Plant, at original cost                   $465,467      $461,231
   Less accumulated depreciation                    156,650       146,539
                                                   ________      ________
                                                    308,817       314,692
   Construction work in progress                     13,243         9,302
   Nuclear fuel, net                                    965           947
                                                   ________      ________
   Net utility plant                                323,025       324,941
                                                   ________      ________

 Investments and Other Assets
   Investments in affiliates, at equity              26,741        26,630
   Non-utility investments                           30,271        27,823
   Non-utility property, less accumulated
      depreciation                                    2,872         4,498
                                                   ________      ________
   Total investments and other assets                59,884        58,951
                                                   ________      ________

 Current Assets
   Cash and cash equivalents                         23,716         6,365
   Special deposits                                   3,381         5,633
   Accounts receivable                               13,132        21,878
   Unbilled revenues                                  6,272        11,673
   Materials and supplies, at average cost            3,689         3,690
   Prepayments                                        2,607         2,423
   Other current assets                               3,994         3,840
                                                   ________      ________
   Total current assets                              56,791        55,502
                                                   ________      ________
 Regulatory Assets and Other Deferred Charges        71,898        63,574
                                                   ________      ________
 Total Assets                                      $511,598      $502,968
                                                   ========      ========

 Capitalization and Liabilities
 Capitalization
   Common stock, $6 par value, authorized
     19,000,000 shares;
     outstanding 11,785,848 shares                 $ 70,715      $ 70,715
   Other paid-in capital                             45,290        45,273
   Treasury stock (362,447 shares
     and 266,100 shares,
     respectively, at cost)                          (4,728)       (3,656)
   Retained earnings                                 79,562        74,137
                                                   ________      ________
   Total common stock equity                        190,839       186,469
   Preferred and preference stock                     8,054         8,054
   Preferred stock with sinking fund
     requirements                                    20,000        20,000
   Long-term debt                                   117,374       117,374
   Long-term lease arrangements                      17,493        18,304
                                                   ________      ________
   Total capitalization                             353,760       350,201
                                                   ________      ________

 Current Liabilities
   Short-term debt                                      -           5,750
   Current portion of long-term debt                  3,001         3,015
   Accounts payable                                   3,699         4,432
   Accounts payable - affiliates                     10,627        12,109
   Accrued income taxes                               1,148         2,552
   Dividends declared                                   507           507
   Other current liabilities                         27,422        24,184
                                                   ________      ________
   Total current liabilities                         46,404        52,549
                                                   ________      ________

 Deferred Credits
   Deferred income taxes                             56,871        57,463
   Deferred investment tax credits                    7,319         7,612
   Other deferred credits                            47,244        35,143
                                                   ________      ________
   Total deferred credits                           111,434       100,218
                                                   ________      ________

 Total Capitalization and Liabilities              $511,598      $502,968
                                                   ========      ========

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in thousands)
                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30
                                                       1997        1996
 Cash Flows Provided (Used) By
  Operating Activities
      Net income                                     $14,529     $13,526
      Adjustments to reconcile net income to
       net cash provided by operating activities
        Depreciation                                  12,824      13,391
        Deferred income taxes and investment
         tax credits                                    (691)        554
        Allowance for equity funds during
         construction                                    (53)        (79)
        Net deferral and amortization of nuclear
         refueling replacement energy and
         maintenance costs                             4,045      (1,393)
        Amortization of conservation and
         load management costs                         5,264       3,896
        Gain on sale of investment                    (2,891)         -
        Gain on sale of property                      (2,095)       (700)
        Decrease in accounts receivable               12,207      11,999
        Increase(decrease) in accounts payable        (2,043)      2,878
        Decrease in accrued income taxes              (1,316)     (2,117)
        Change in other working capital items          5,311       3,408
        Other, net                                    (4,684)     (2,833)
                                                    ________     ________
      Net cash provided by operating activities       40,407      42,530
                                                    ________     ________

   Investing Activities
      Construction and plant expenditures            (10,742)    (14,813)
      Deferred conservation and load management
       expenditures                                   (1,065)     (1,158)
      Investments in affiliates                          (11)        (99)
      Proceeds from sale of investment                 3,750          -
      Proceeds from sale of property                   2,624         775
      Non-utility investments                         (1,747)     (1,079)
      Other investments, net                              74        (158)
                                                    ________     ________
      Net cash used for investing activities          (7,117)    (16,532)
                                                    ________     ________

   Financing Activities
      Repurchase of common stock                      (1,072)     (1,042)
      Sale of treasury stock                             -            14
      Short-term debt, net                            (5,764)    (13,490)
      Long-term debt, net                                -         1,236
      Common and preferred dividends paid             (9,103)     (8,686)
                                                    ________     ________
      Net cash used for financing activities         (15,939)    (21,968)
                                                    ________     ________

 Net Increase in Cash and Cash Equivalents            17,351       4,030
 Cash and Cash Equivalents at Beginning of Period      6,365      11,962
                                                    ________     ________

 Cash and Cash Equivalents at end of Period          $23,716     $15,992
                                                    ========     ========

 Supplemental Cash Flow Information
   Cash paid during the period for:
     Interest (net of amounts capitalized)           $ 5,017     $ 5,011
     Income taxes (net of refunds)                   $10,398     $ 7,999

                 CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997


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

      The Company also faces potential liability arising from the alleged disposal of hazardous materials at two former municipal landfills: the Parker Landfill and the Trafton-Hoisington Landfill.

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

 Note 3 - Accounts Receivable

      At September 30, 1997 and December 31, 1996, a total of $12 million of accounts receivable and unbilled revenues were sold under an accounts receivable facility.

      Accounts receivable and unbilled revenues that have been sold were transferred with limited recourse. A pool of assets, varying between 3% to 5% of the accounts receivable and unbilled revenues sold, are set aside for this potential recourse liability. Accounts receivable and unbilled revenues are reflected net of sales of $6.6 million and $5.4 million, respectively, at September 30, 1997 and $4.8 million and $7.2 million, respectively, at December 31, 1996.

      Accounts receivable are also reflected net of an allowance for uncollectible accounts of $1.1 million at September 30, 1997 and December 31, 1996.

 Note 4 - Income Taxes

      The Company received an accounting order (Order) from the Vermont Public Service Board (PSB) dated September 30, 1997. The Order authorizes the Company to defer and amortize over a 20-year period beginning January 1, 1998, approximately $2.0 million to reflect the revenue requirement level of additional deferred income tax expense resulting from the recently enacted Vermont Corporate income tax increase from 8.25% to 9.75%, subject to a determination that these costs may be recovered in rates in the Company's current rate proceedings.

 Note 5 - Voluntary Retirement and Severance Programs

      In the third quarter of 1997, the Company offered voluntary retirement and severance programs to employees. The estimated benefit obligation for the retirement program as of September 30, 1997 is approximately $4.8 million. This amount consists of pension benefits and post-retirement medical benefits of $2.4 million and $2.4 million, respectively. The estimated benefit obligation for the severance program, which includes termination pay as well as other costs, is about $1.8 million. These obligations will be recorded in the fourth quarter of 1997. The Company received an Accounting Order from the PSB dated September 30, 1997, authorizing the Company to defer all of these program costs and amortize them over a five-year period beginning January 1, 1998 through December 31, 2002, subject to a determination that these costs may be recovered in rates in the Company's current rate proceeding.

 Note 6 - Maine Yankee

      On August 6, 1997, the Maine Yankee's Board of Directors decided to prematurely retire the Maine Yankee Plant from commercial operation and
 decommission the facility.   The decision to shut down the Plant was based on
 an economic analysis of the costs of operating it compared to the cost of closing it and incurring replacement power costs over the remaining period of the Plant's operating license. The Plant had been off-line since December 1996.

      The Company relied on Maine Yankee for less than 5% of its required system capacity. Presently, costs billed to the Company by Maine Yankee, including a provision for ultimate decommissioning of the unit, are being collected from the Company's customers through existing retail and wholesale rate tariffs. Maine Yankee has preliminarily estimated as of September 1, 1997, the sum, in 1997 dollars, of future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $929.9 million including a decommissioning obligation of $398.8 million. The Company's total share is approximately $18.6 million of which $3.9 million has been funded through September 30, 1997. This amount is subject to ongoing review and revision and is reflected in the accompanying balance sheet both as regulatory asset and deferred power contract obligation (current and non-current).

 Note 7 - Investment in Vermont Yankee Nuclear Power Corporation

      The Company accounts for its investment in Vermont Yankee using the equity method. Abbreviated financial information for Vermont Yankee is as follows (dollars in thousands):


                                      Three Months Ended  Nine Months Ended
                                         September 30        September 30
                                         1997     1996       1997     1996

      Operating revenues               $41,967  $55,068   $126,771 $138,106
      Operating income                 $ 3,526  $ 3,547   $ 10,816 $ 10,983
      Net income                       $ 1,721  $ 1,735   $  5,244 $  5,035
      Company's equity in net income   $   548  $   540   $  1,649 $  1,575

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             September 30, 1997
 Earnings Overview

      Earnings available for common stock and earnings per share of common stock for the three months ended September 30, 1997 were $1.6 million and $.14, respectively, compared to losses available for common stock of $1.3 million or $.11 per share of common stock during the same period last year. Due to seasonal pricing, the Company normally experiences losses in the second and third quarter when sales are lower and rates are reduced.

      For the nine months ended September 30, 1997, earnings available for common stock were $13.0 million compared to $12.0 million in 1996. Earnings per share of common stock for these respective periods were $1.13 and $1.04.

      The improved earnings result primarily from an after tax gain of approximately $1.8 million or $.16 per share of common stock from the sale by Catamount Energy Corporation, a wholly owned non-utility subsidiary of the Company, of its 8.1% partnership's interest in the NW Energy Williams Lake L.
 P. Project. Other factors affecting results for 1997 are described in Results of Operations below.

      The Company filed for a 6.6% or $15.4 million general rate increase on September 22, 1997 to become effective June 6, 1998, to offset the increasing cost of providing service as more fully discussed below.

 RESULTS OF OPERATIONS

 The major elements of the Consolidated Statement of Income are discussed below.

 Operating Revenues and MWH Sales

    A summary of MWH sales and operating revenues for the three and nine months ended September 30, 1997 and 1996 (and the related percentage changes from 1996) is set forth below:





                                                 Three Months Ended September 30
                                                         Percentage                     Percentage
                                            MWH           Increase    Revenues (000's)   Increase
                                      1997        1996   (Decrease)   1997        1996  (Decrease)
      Residential                   213,402     211,344     1.0     $24,744    $22,053    12.2
      Commercial                    234,354     229,016     2.3      23,913     21,897     9.2
      Industrial                     99,945      93,710     6.7       6,997      6,597     6.1
      Other retail                    1,816       1,842    (1.4)        496        478     3.8
                                    _______     _______              ______     ______
        Total retail sales          549,517     535,912     2.5      56,150     51,025    10.0
                                    _______     _______              ______     ______
      Resale sales:
        Firm                            258         370   (30.3)         11         21    47.6
        Entitlement                  91,983     116,752   (21.2)      4,458      6,826   (34.7)
        Other                       217,214     162,032    34.1       6,018      3,938    52.8
                                    _______     _______              ______     ______
          Total resale sales        309,455     279,154    10.9      10,487     10,785    (2.8)
                                    _______     _______              ______     ______
      Other revenues                     -           -        -        1,353      2,023   (33.1)
                                    _______     _______              ______     ______
          Total sales               858,972     815,066     5.4     $67,990    $63,833     6.5
                                    =======     =======             =======    =======

                                                   Nine Months Ended September 30
                                                         Percentage                     Percentage
                                            MWH           Increase    Revenues (000's)   Increase
                                      1997        1996   (Decrease)   1997        1996  (Decrease)
      Residential                   705,862     711,815     (.8)   $ 85,032   $ 78,253     8.7
      Commercial                    680,489     669,365     1.7      76,451     70,053     9.1
      Industrial                    314,501     291,415     7.9      24,805     22,735     9.1
      Other retail                    5,365       5,448    (1.5)      1,455      1,383     5.2
                                  _________   _________             _______    _______
        Total retail sales        1,706,217   1,678,043     1.7     187,743    172,424     8.9
                                  _________   _________             _______    _______
      Resale sales:
        Firm                            755       1,166   (35.2)         34         60   (43.3)
        Entitlement                 287,469     386,632   (25.6)     14,025     19,716   (28.9)
        Other                       599,792     547,491     9.6      15,795     13,148    20.1
                                  _________   _________             _______    _______
          Total resale sales        888,016     935,289    (5.1)     29,854     32,924    (9.3)
                                  _________   _________             _______    _______
      Other revenues                    -           -        -        4,329      4,121     5.0
                                  _________   _________             _______    _______
        Total sales               2,594,233   2,613,332     (.7)   $221,926   $209,469     5.9
                                  =========   =========            ========   ========

      Retail MWH sales for the third quarter ended September 30, 1997 increased 2.5% reflecting the improving Vermont economy. However, retail revenues increased $5.1 million or 10.0% over last year due to a $4.0 million increase in price resulting from a 2% retail rate increase effective in January 1997 and $1.1 million associated with the 2.5% increase in retail MWH sales. The revenue increase was also impacted by a reduction in the company's seasonal rate differential effective April 1, 1997. The seasonal rate adjustment while increasing off-peak revenues will result in lower peak revenues.

      For the nine months ended September 30, 1997, retail MWH sales increased 1.7% while retail revenues increased $15.3 million or 8.9% compared to last year. The revenue increase results from a $13.0 million increase in price resulting from a 2-phase retail rate increase effective in June 1996 and January 1997 and $2.3 million associated with the 1.7% increase in retail MWH sales. MWH sales for the residential category decreased .8%, reflecting moderate temperatures during the 1997 winter months. The commercial category MWH sales increased 1.7% while the industrial sector MWH sales increased 7.9% primarily due to increased megawatt-hour requirements for snow making by ski area customers.

      Primarily due to the scheduled termination of several sales agreements in late 1996, entitlement MWH sales and revenues decreased for the three and nine months ended September 30, 1997 compared to the same periods in 1996.

      Resale sales and revenues increased for the third quarter due to increased off-system sales, short-term system capacity sales and sales to Nepool. The increase for the nine-month period resulted from increased off-system sales and
sales to Nepool partially offset by a decrease in unit and short-term system capacity sales.

      The decrease in other revenues for the third quarter resulted primarily from higher 1996 transmission revenues related to a transmission interconnection service agreement recorded in the third quarter of 1996.

      For the nine months ended September 30, 1997, other revenues increased due to an increase in transmission revenues related to various transmission interconnection agreements.

 Net Purchased Power and Production Fuel Costs

      The net cost components of purchased power and production fuel costs for the three and nine months ended September 30, 1997 and 1996 are as follows (dollars in thousands):

                                                         Three Months Ended September 30
                                                         1997                     1996
                                                   Units      Amount         Units     Amount
 Purchased and produced:
   Capacity (MW)                                       536    $23,703           537    $21,650
   Energy (MWH)                                    862,357     16,411       821,899     15,413
                                                              _______                  _______

      Total purchased power costs                              40,114                   37,063
 Production fuel (MWH)                              42,799        518        47,354        485
                                                              _______                  _______

      Total purchased power and
       production fuel costs                                   40,632                   37,548
 Entitlement and other resale sales (MWH)          309,197     10,476       278,784     10,764
                                                              _______                  _______

      Net purchased power and production
       fuel costs                                             $30,156                  $26,784
                                                              =======                  =======

                                                         Nine Months Ended September 30
                                                         1997                     1996
                                                   Units      Amount         Units     Amount
 Purchased and produced:
   Capacity (MW)                                       571    $68,161           519    $62,828
   Energy (MWH)                                  2,567,333     53,254     2,568,318     47,946
                                                              _______                  _______

      Total purchased power costs                             121,415                  110,774
 Production fuel (MWH)                             174,855      1,209       224,980      1,259
                                                              _______                  _______

      Total purchased power and
       production fuel costs                                  122,624                  112,033
 Entitlement and other resale sales (MWH)          887,261     29,820       934,123     32,864
                                                              _______                  _______

      Net purchased power and production
       fuel costs                                             $92,804                  $79,169
                                                              =======                  =======

      As a result of higher capacity and energy costs and lower entitlement and other resale revenues, net power costs increased $3.4 million, or 12.6% for the third quarter and $13.6 million, or 17.2% for the nine months ended September 30 1997 compared to the same periods last year.

      These increases in net power costs resulted mostly from incremental replacement power costs associated with Millstone Unit #3, Connecticut Yankee and Maine Yankee nuclear power plants discussed below and an unscheduled
12-day outage at
the Vermont Yankee nuclear power plant.

      Pursuant to a PSB Accounting Order, during the first half of 1997, the Company reduced energy costs by approximately $5.8 million related to the Hydro-Quebec agreement for which a payment of $5.8 million was received from Hydro-Quebec on June 30, 1997.
      Entitlement and other resale sales decreased for the 1997 periods for reasons discussed above.

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

 Millstone Unit #3

      Millstone Unit #3 (Unit #3) has been out of service since March 30, 1996, due to numerous technical and non-technical problems and is on the Nuclear Regulatory Commission's (NRC) watch list. NU is currently implementing comprehensive plans to be "physically ready to restart" by the end of 1997 and the Company is advised that NU anticipates asking the NRC in late January 1998 for permission to restart Unit #3. NU currently estimates that its total 1997 incremental operations and maintenance costs for Unit #3 will be approximately $54.7 million. The Company's share is about $.9 million. In addition, the Company estimates that while Unit #3 is out of service it will incur in 1997 incremental replacement power costs estimated at $1.6 million. These incremental costs are recorded as incurred.

      The remaining work and inspections of Unit #3 include the Independent Corrective Action Verification Program which began on May 27, 1997, and two major upcoming NRC inspections which must occur prior to restart. For additional information regarding Unit #3, refer to the Company's 1996 Annual Report on Form 10-K.

      The Company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU and Northeast Utilities Service Co.'s efforts relating to Unit #3. On August 7, 1997, the Company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachussets Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

 Maine Yankee

      On August 6, 1997, the Maine Yankee's Board of Directors decided to prematurely retire the Maine Yankee Plant from commercial operation and
 decommission the facility.   The decision to shut down the Plant was based on
 an economic analysis of the costs of operating it compared to the cost of closing it and incurring replacement power costs over the remaining period of the Plant's operating license. The Plant has been off-line since December 1996. For additional information regarding the permanent shutdown of the Plant, see Note 6 to the Consolidated Financial Statements in this Form 10-Q.

      On September 2, 1997, the Maine Public Utilities Commission (MPUC) released a report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994 to June 30, 1997. The report concluded that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart its nuclear generating plant at Wiscasset, Maine (Plant) was "imprudent"; and that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate." The consultant's report concludes that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant. Those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. The Company has charged its 2% share of the Maine Yankee expenses to income.

 Connecticut Yankee

      On December 4, 1996, the Board of Directors of Connecticut Yankee decided to prematurely retire the Plant and decommission the facility. The decision was based on an economic analysis of the costs of operating it compared to the costs of closing it and incurring replacement power costs over the remaining period of the plant's operating license.

      The Company relied on Connecticut Yankee for less than 3% of its required system capacity. Presently, costs billed to the Company by Connecticut Yankee, including a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail and wholesale rate tariffs. Connecticut Yankee has estimated as of December 31, 1996, the sum of future payments for the closing, decommissioning and recovery of the remaining investment in Connecticut Yankee in 1996 dollars to be approximately $762.8 million subject to ongoing review and revision. The Company's share of remaining costs with respect to Connecticut Yankee's decision to discontinue operation is approximately $13.4 million at September 30, 1997 and is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

      On June 17, 1997 testimony was filed with the FERC by the Connecticut Department of Public Utility Control and the Connecticut Attorney General's Office in regard to Connecticut Yankee's current decommissioning obligation. Regulators are asking the FERC to prevent the collection of approximately $220 million for the decommissioning of the Connecticut Yankee Nuclear plant. They claim that the current decommissioning costs are excessive and include estimated costs for removal of highly contaminated soil that only became necessary because of "careless and sloppy work habits" by the plant operator. Regulators also argue that the plant closed because its management had been imprudent which led to additional costs that should have been avoided. The Company has denied these allegations. FERC's decision on this matter is pending.

 Yankee Atomic

      In 1992, the Board of Directors of Yankee Atomic decided to permanently discontinue operation of their plant, and to decommission the facility.

      The Company relied on Yankee Atomic for less than 1.5% of its system capacity. Presently, costs billed to the Company by Yankee Atomic, which include a provision for ultimate decommissioning of the unit, are being collected from the Company's customers via existing retail rate tariffs. The Company's share of remaining costs with respect to Yankee Atomic's decision to discontinue operation is approximately $4.7 million at September 30, 1997. This amount is reflected in the accompanying balance sheet both as a regulatory asset and deferred power contract obligation (current and non-current).

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

      Although the estimated costs of decommissioning and premature retirements of nuclear power plants are subject to change due to changing technologies and regulations, the Company expects that its liability, including any future change in such costs related to these nuclear power plants will be recovered in its current and future rates.

 Vermont Yankee

      The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be completed by the end of 1999. The Company's 35% share of the total cost for this Project is expected to be about $6.3 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

 Production and Transmission

      Due to increased production costs, primarily related to Unit #3 and higher transmission costs, production and transmission expenses were $.5 million and $2.1 million higher for the three and nine months ended September 30, 1997 compared to the comparable periods last year.

 Other Operation

      Other operating expenses increased $2.8 million for the nine months ended September 30, 1997 principally due to amortization of Conservation and Load Management (C&LM) costs which are recovered in rates.

 Other Taxes, Principally Property Taxes

      Due to a property tax refund, other taxes decreased for the third quarter of 1997.

 Income Taxes

      Federal and state income taxes fluctuate with the level of pre-tax earnings. The increase in total income tax expense for the three and nine months ended September 30, 1997 results primarily from an increase in pre-tax earnings for the periods and an increase in the Vermont Corporate income tax rate from 8.25% to 9.75% effective January 1, 1997.

      The Company believes that these additional Vermont Corporate income taxes will be recovered through the regulatory process. The timing and recoverability of these costs will be determined into the company's current rate proceedings. See Note 4 to the consolidated financial statements.

 Other Income, Net

      The increase in other income, net for the three months ended September 30, 1997 results principally from a gain on sale of non-utility investment discussed below and higher non-utility subsidiaries' earnings. The increase for the nine months ended September 30, 1997 results primarily from gains on sale of property and investment partially offset by $1.3 million of insurance proceeds recorded in March 1996.

 Cash Dividends Declared

 Common

      The year to date increase in common dividends declared resulted from a 10% increase in the quarterly common dividend paid (from $.20 to $.22 per share) effective for the quarterly common dividend paid on August 15, 1996.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities was $40.4 million and $42.5 million for the nine months ended September 30, 1997 and 1996, respectively.

      The Company ended the first nine months of 1997 with cash and cash equivalents of $23.7 million, an increase of $17.4 million from the beginning of the year. The increase in cash for the first nine months of 1997 was the
 result of $40.4   million provided by operating activities, $7.1 million used for investing activities and $15.9 million used for financing activities.

      Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided $26.7 million. Fluctuations in working capital provided $14.1 million; $4.6 million was provided by deferral/amortization of nuclear refueling replacement energy and maintenance costs, amortization of C&LM costs and other, net; and reduced by $2.1 million and $2.9 million gain from sale of property and investment, respectively.

      Investing Activities - Construction and plant expenditures consumed
 $10.7   million, $1.1 million was used for C&LM programs and $1.7 million was used for non-utility investments. Proceeds of $2.6 million and $3.8 million were generated from the sale of property and investment, respectively.

      Financing Activities - Dividends paid on common stock were $7.6 million, while preferred stock dividends were $1.5 million. Short-term obligations repaid totaled $5.7 million and $1.1 million was used to reacquire common stock.

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

 Vermont

      On December 31, 1996, the PSB issued a Report and Order (the Report) outlining a restructuring plan (Plan), subject to legislative approval, for the Vermont electric utility industry. The Plan, which is a recommendation to the Vermont Legislature, consists of the following nine components:

 * Provide customer choice. Enable all customers to demand and purchase the products and service they need and want. It provides for additional market opportunities for low-usage customers.

 * Require Vermont's largest investor-owned utilities to divide their generation and distribution functions into separate corporate subsidiaries. The PSB does not propose full corporate divestiture at this time but requires this "functional separation" of the companies into wholly owned subsidiaries.

 * Provide for equitable treatment of stranded costs. It promotes aggressive actions to reduce utilities' current and future costs and provides utilities with the opportunity to recover their legitimate, remaining stranded costs.

 * Address the unique attributes of municipal, cooperative, and small investor-owned utilities. The Plan requires that these utilities provide open access to competitive providers, but does not require functional separation of activities.

 * Assure consumer protection. Preserves the wide range of consumer protections currently provided by the franchise system. It proposes new initiatives to assist low-income customers.

 * Deliver cost-effective energy efficiency programs to all customers. It proposes several complimentary approaches to delivering energy efficiency to Vermont's electric consumers.

 * Promote the continued use and development of renewable energy resources. Requires all retail companies selling electricity in Vermont to secure a minimum percentage of the sales from renewable resources.

 * Promote national and regional policies that assure environmental quality. The Plan supports proposals in neighboring states to impose environmental comparability on older generation sources and the creation of an inter-
regional emissions trading
program.

 * Establish a regional independent system operator (ISO) and power exchange. The Plan proposes the establishment of a regional power exchange to provide a short-term spot market for energy services and other services necessary to support system reliability by the ISO.

      If adopted by the Vermont Legislature, the Plan would allow for the recovery of stranded costs through a non-bypassable, non-discriminatory wires charge on electric consumption, after mitigation of costs. It would also authorize the use of incentive-and performance-based regulation for distribution companies presently subject to price regulation.

      The Report promotes aggressive actions to reduce utilities' current and future power costs including "innovative financing renegotiation of above-
market contractual
commitments, and asset sales."  If adopted by the Vermont
 Legislature, the PSB would take into account the circumstances under which stranded costs were incurred and the companies' efforts to mitigate them.
 The multiple step process outlined by the PSB would involve 1) an estimation of stranded costs including an estimation of future power costs and a determination of the extent to which stranded costs can be mitigated, 2) an adjustment of stranded costs and 3) a stranded cost reconciliation proceeding.

      The largest component of the Company's stranded costs are future costs under long-term purchased power contracts. If the PSB's recommendation is approved by the Vermont Legislature, the Company will be able to recover its unmitigatable stranded costs through a non-bypassable, non-discriminatory wires charge on electric consumption. The Report suggests that if utilities satisfy a multi-factor analysis, Vermont should "create the opportunity for full recovery of stranded costs provided they are legitimate, verifiable,
 otherwise recoverable, prudently incurred and non-mitigatable."   Such
 recovery is, however, "explicitly tied to successful mitigation." At this time, the Company cannot give assurance that it will be successful in realizing mitigation of these costs to the extent that will satisfy the broad standards identified by the PSB or that it will be able to achieve full or substantial recovery of these costs, should Vermont's utility industry be restructured.

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

      Due to uncertainty surrounding legislative schedules, the PSB, on April 18, 1997, issued an Order which suspended, pending further legislative action or future PSB Orders, certain filing deadlines for reports and plans to be completed in connection with the Plan.

      In an effort to achieve a negotiated resolution to the issues surrounding the restructuring of the Vermont electric utility industry, the Company, Green Mountain Power Corporation, the DPS and representatives of the Governor of Vermont developed a Memorandum of Understanding (MOU) in February 1997 establishing a plan for implementing restructuring in Vermont. Although concepts of the MOU are still under consideration, no action has been taken on the MOU.

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

      At this time, the Vermont House of Representatives is not considering S-62 but instead has convened a special committee of the Vermont House of
 Representatives to study matters relating to the reform of Vermont's electric utility system with the goal of issuing recommendations prior to the 1998 legislation sessions. The House Committee has for now tabled the idea of competition in the electric utility industry. Therefore, at this time, it cannot be determined whether future restructuring legislation will be enacted in 1998 that would conform to the concepts developed by the Report, the MOU or S-62.

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

      On February 28, 1997 the NHPUC released its Final Plan to restructure the electric utility industry in New Hampshire pursuant to legislation enacted in New Hampshire during 1996. Concurrently, supplemental utility-
specific orders to
establish interim stranded cost charges were issued. The legislation requires each utility to file comprehensive plans no later than June 30, 1997, which comply with the Final Plan and the supplemental orders. By a later Order, dated May 22, 1997, the NHPUC modified the scope of the June 30, 1997 filing and only required the filing of open access tariffs for informational purposes. The 1996 legislation also states that utilities shall not be required to implement their compliance filings unless compliance filings representing at least 70% of New Hampshire retail kilowatt hour sales, on an annual basis, have been or are being implemented. The 1997 legislature amended this requirement to the extent that a utility having less than 50% of statewide retail electric distribution sales (measured in kilowatt hours per year) may seek a ruling by the NHPUC that it is in the public interest that implementation of such utility's compliance filing be deferred until compliance filings representing 70% of retail electric sales have been or are being implemented.

      In its Final Plan, the NHPUC announced a departure from cost-based ratemaking and instead adopted a market-priced approach to stranded cost recovery. The Company believes that if the NHPUC adopted the Final Plan in its present form, Connecticut Valley, as well as, the Company's wholesale power business with Connecticut Valley, would no longer be able to apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting For The Effects of Certain Types of Regulation," and the Company may have to remove from its balance sheet substantially all of its regulatory assets associated with New Hampshire business estimated at approximately
 $3.0 million as of December 31, 1997, on a pre-tax basis. In addition, the supplemental order specific to Connecticut Valley denies stranded cost recovery related to its Federal Energy Regulatory Commission (FERC) approved power contract with the Company and further ordered Connecticut Valley to terminate the contract. The net revenue loss associated with costs potentially disallowed under the power contract are estimated by the Company to total over $80.0 million (pre-tax) over a twenty-eight year period on a nominal dollar basis. The Company intends to vigorously pursue the recovery of these costs and will continue to assess the likelihood of recovery. If it is determined that it is probable that FERC will not permit recovery of these costs, the Company would have to assess the likelihood and magnitude of losses incurred under both SFAS No. 5, "Accounting for Contingencies" and SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of."

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

      On May 9, 1997, Public Service Company of New Hampshire (PSNH) filed a Motion For Suspension of the electric utility restructuring proceeding to allow mediation with the State of New Hampshire to proceed. On May 22, 1997, NHPUC issued an Order granting PSNH's Motion For Suspension until July 2, 1997. On July 2, 1997, PSNH filed another Motion For Continued Suspension of the proceedings. On July 21, 1997, NHPUC issued an Order extending the suspension of the rehearing schedule until August 5, 1997. On August 1, 1997, PSNH filed another Motion For Continued Suspension of the proceedings. On August 12, 1997, the NHPUC issued Order No. 22,681 denying PSNH's Motion For Suspension and establishing a schedule of rehearing of PSNH specific issues regarding rate-making and the Rate Agreement. The NHPUC adopted a procedural schedule to rehear these PSNH specific issues so as not to interfere with the ongoing mediation which continued until September 2, 1997.

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

      PSNH and various PSNH affiliates, including Northeast Utilities, have filed an action for injunctive and declaratory relief in the New Hampshire Federal District Court (Court) with respect to the NHPUC's Final Plan and the supplemental order pertaining to PSNH. The Court has rendered, and later amended, a temporary restraining order in favor of PSNH. The Court has also rendered an order declining to abstain, except, at present, with respect to certain limited issues regarding ratemaking and regarding a Rate Agreement between PSNH and the State of New Hampshire. The Company and Connecticut Valley have filed claims for intervention (seeking declaratory relief with respect to the NHPUC's Final Plan and pertinent supplemental order) and have moved to intervene in PSNH's federal action.

      Intervention status was granted to the Company and Connecticut Valley by the Federal Court. On September 2, 1997, the mediator appointed by the Court to mediate PSNH's claims reported that the mediation effort had failed. PSNH was the only New Hampshire utility involved in that attempt to resolve the dispute.

      On September 15, 1997 the US District Court of Rhode Island reported that it no longer had jurisdiction over the matter because the Circuit Court of Appeals had docketed several appeals to District Court's earlier orders. The Circuit Court of Appeals has scheduled a hearing on December 5, 1997. Those appeals pertain to motions for intervention status previously denied to non-utility parties the standards for granting injunctive relief and the jurisdiction of the court over the matters.

      On September 29, 1997, a Legal and Policy Memorandum was filed by the New Hampshire Governor with the NHPUC that had as its stated purpose "...to moot the federal case and bring the restructuring effort back to New Hampshire, where it belongs." Among other things, the Governor proposed the NHPUC abandon its proposed benchmark approach to ratemaking and return to a cost-based, ratemaking method. The Governor and other parties have proposed numerous cost-based methodologies. The NHPUC has scheduled hearings from November 20 through November 26, 1997 for the PSNH rehearing issues. Other rehearing issues will be addressed subsequently.

      As stated above, the NHPUC in its supplemental order specific to Connecticut Valley denies stranded cost recovery related to its FERC approved power contract with the Company and further ordered Connecticut Valley to terminate the contract. However, FERC, in its Order No. 888, established that it would determine stranded cost recovery and make such recoveries a component of charges for transmission service in cases of wholesale termination. Accordingly, on June 25, 1997, the Company petitioned the FERC to assert its jurisdiction over the recovery of stranded costs resulting from the NHPUC's Final Plan and allow recovery rejected by the New Hampshire Regulators. Various interests have sought party status before the FERC in this matter. A notice scheduling a pre-hearing conference by the FERC has not yet been scheduled.

      The Company has initiated and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. The Company cannot predict whether the ultimate outcome of this matter would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates.

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

      SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," which was implemented by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-
regulated enterprise
recognize an impairment loss for the amount of costs excluded from recovery. As of September 30, 1997, based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

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

 FINANCING AND CAPITALIZATION

 Utility

      The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. Short-term borrowings are supported by committed and uncommitted lines of credit with several banks totaling $36.0 million.

      On November 7, 1997, the Company implemented a 364 day Revolving Credit and Competitive Advance Facility (Credit Facility) providing for up to $50 million of Credit Facility which upon PSB regulatory approval will become a Three Year Revolving Credit Facility. This Credit Facility will be used for general corporate purposes and to replace $36 million of the committed and uncommitted lines of credit.

      The Company's capital structure ratios as of September 30, 1997 (including amounts of long-term debt and preferred stock due within one year), consisted of 53.5% common equity, 7.9% preferred stock and 38.6% long-term debt including capital lease obligations.

      At September 30, 1997, the Company's mandatory sinking fund requirements for long-term debt and preferred stock due within the next twelve-month period is approximately $3.0 million and $1.0 million, respectively.

      Current credit ratings for the Company's outstanding mortgage debt, Standard & Poor's corporate credit rating and preferred stock are as follows:
                                    Duff &       Standard
                                    Phelps       & Poor's

      First Mortgage Bonds           BBB             A-
      Corporate Credit Rating                       BBB
      Preferred Stock                BBB-           BBB-

 Non-Utility

      Catamount Energy Corporation (Catamount), a wholly owned subsidiary of the Company, implemented a credit facility in July 1996 which provides for up to $8 million of letters of credit and working capital loans. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve requirement in the Appomattox Cogeneration project.

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

 Diversification

      Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in five operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont and Hopewell, Virginia. In addition, Catamount has interests in projects under construction in Thetford, England, and under development in Summersville, West Virginia. Catamount's net income was $2.6 million and $3.6 million for the three and
 nine months ended September 30, 1997.   For the three and nine months ended
 September 30, 1996, Catamount incurred a net loss of $114,000 and net income of $144,000, respectively. Included in results of operation for the nine months ended September 30, 1997 and 1996 were $.4 million and $1.8 million, respectively, of pre-tax costs related to the Gauley River project in Summersville, West Virginia. These expenses would be reimbursed and taken into income if this pending project reaches financial closing.

      On August 5, 1997, Catamount sold its 8.1% partnership's interest in the NW Energy Williams Lake L.P. project. The sale resulted in a $1.8 million after-tax gain or approximately $.16 per share of common stock during the third quarter of 1997.

      For the three and nine months ended September 30, 1997, SmartEnergy incurred a net loss of $202,000 and $164,000, respectively compared to earnings of $84,000 and $271,000 for the three and nine months ended September 30, 1996.

 RATES AND REGULATION

      The Company recognizes adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be passed on to consumers through automatic rate adjustment clauses. The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company filed for a 6.6% or $15.4 million general rate increase on September 22, 1997 to become effective June 6, 1998 to offset increasing cost of providing service. Approximately $14.3 million or 92.9% of the rate increase request is to recover contractual increases in the cost of power the Company purchases from Hydro-Quebec.

      At the same time, the Company also filed a request to eliminate the winter-summer rate differential and price electricity the same year-round. The change would be revenue-neutral within classes of customers and overall. Over time, customers would see a leveling off of rates so they would pay the same per kilowatt-hour during the winter and summer months.

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

 YEAR-2000 COMPLIANCY

      The Company is in process of assessing the scope, magnitude and costs of making its computer systems and applications year-2000 compliant. The assessment is expected to be completed by the end of the fourth quarter of 1997. Although final costs cannot be determined at this time, the Company does not believe that these costs represent the potential for a material adverse effect on its financial position or results of operations.

 FORWARD LOOKING STATEMENTS

      Statements in this report relating to future financial conditions are forward looking statements. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from the future forward-
looking statements.
Such factors include general economic and business conditions, changes in industry regulation, weather and other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

 Items 2, 3, and 4.

      None.

 Item 5.  Other Information

      (a) Frederic H. Bertrand was elected Chairman of the Board of Directors on September 2, 1997 to replace F. Ray Keyser Jr., who retired as Chairman at the end of September 1997 and plans to retire as Director on December 31, 1997

      (b) On June 27, 1997, NU's management temporarily suspended all nucleartraining programs at Millstone to address programmatic deficiencies identified by NU's subsidiary, Northeast Nuclear Energy Company and the NRC inspectors during reviews of NU system's licensed operator training programs at NU system's four Connecticut nuclear units. Currently, Training Restart Plan has been established and various training programs have been restarted including the licensed operator training programs for Millstone. NU's management continues to believe that the suspension will not affect the current schedule to restart Unit #3.

 Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           EXHIBIT INDEX

           27.  Financial Data Schedule.

      (b) There were no reports on Form 8-K for the quarter ended September 30, 1997.

                                 SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                              (Registrant)



                               By             Francis J. Boyle
                                 ___________________________________________
                                 Francis J. Boyle, Senior Vice President,
                                  Finance and Administration and
                                  Principal Financial Officer



                                By              James M. Pennington
                                 ___________________________________________
                                 James M. Pennington, Vice President,
                                  Controller and Principal Accounting
                                  Officer






 Dated  November 13, 1997