Form 10-K405
period 1997-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1998-03-30
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  _________

                                  FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $152,074,026 based upon the closing price as of January 30, 1998 of Common Stock, $6 Par Value, on the New York Stock Exchange as reported in the Eastern Edition of the Wall Street Journal.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock: As of January 31, 1998, there were outstanding 11,423,401 shares of Common Stock, $6 Par Value.


DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information on pages 5 through 19, inclusive of the registrant's 1998 Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1998 is incorporated as Part III hereof.

                             Cover page continued

                               Form 10-K - 1997


                               TABLE OF CONTENTS


                                                                          Page
                                    PART I

Item 1.   Business................................................          2
Item 2.   Properties..............................................         20
Item 3.   Legal Proceedings.......................................         21
Item 4.   Submission of Matters to a Vote of Security Holders.....         22


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters....................................         22
Item 6.   Selected Financial Data.................................         23
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................         24
Item 8.   Financial Statements and Supplementary Data.............         41
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................         69


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant......         69
Item 11.  Executive Compensation..................................         69
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.............................................         69
Item 13.  Certain Relationships and Related Transactions..........         69


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K............................................         69
Signatures........................................................         90

                                    PART I

Item 1.   Business.

Overview.

     Central Vermont Public Service Corporation (the "Company"), incorporated under the laws of Vermont on August 20, 1929, is engaged in the purchase, production, transmission, distribution and sale of electricity. The Company has various wholly and partially owned subsidiaries. These subsidiaries are described below.

     The Company is the largest electric utility in Vermont and serves 139,021 customers in nearly three-quarters of the towns, villages and cities in Vermont. This represents about 50% of the Vermont population. In addition, the Company supplies electricity to one municipal, one rural cooperative, and one private utility.

     The Company's sales are derived from a diversified customer mix. The Company's sales to residential, commercial and industrial customers accounted for 61% of total MWH sales for the year 1997. Sales to the five largest retail customers receiving electric service from the Company during the same period constituted about 4% of the Company's total electric revenues for the year. The Company's requirements resale sales accounted for approximately 4%, entitlement sales accounted for 11% and other resale sales which include contract sales, opportunity sales and sales to NEPOOL accounted for approximately 24% of total MWH sales for the year 1997.

     Connecticut Valley Electric Company Inc. (Connecticut Valley), a wholly owned subsidiary of the Company, incorporated under the laws of New Hampshire on December 9, 1948, distributes and sells electricity in parts of New Hampshire bordering the Connecticut River. It serves 10,355 customers in 13 communities in New Hampshire. About 2% of the New Hampshire population resides in its service area. Connecticut Valley's sales are also derived from a diversified customer mix. Connecticut Valley's sales to residential, commercial and industrial customers accounted for 99.5% of total MWH sales for the year 1997. Sales to its five largest retail customers during the same period equaled about 19% of Connecticut Valley's total electric revenues for the year.

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

     The Company also owns a real estate company, C.V. Realty, Inc. and one wholly owned subsidiary created for the purpose of financing and constructing a hydroelectric facility in Vermont: Central Vermont Public Service Corporation - East Barnet Hydroelectric, Inc. (East Barnet), which became operational September 1, 1984. East Barnet has been leased and operated by the Company since its in-service date.

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

     Catamount Energy Corporation currently has ten wholly owned subsidiaries:
(See "DIVERSIFICATION"); Catamount Rumford Corporation, Equinox Vermont Corporation, Appomattox Vermont Corporation, Catamount Rupert Corporation, Catamount Glenns Ferry Corporation, Catamount Thetford Corporation, Catamount Heartlands Corporation, Catamount Heartlands Limited, Gauley River Management Corporation and Summersville Hydro Corporation. For additional information of the Company's diversification activities, see PART II, Item 8 herein.

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

Nuclear Matters.

     The nuclear generating facilities of Vermont Yankee and the other nuclear facilities in which the Company has an interest are subject to extensive regulations by the Nuclear Regulatory Commission (NRC). The NRC is empowered to regulate the siting, construction and operation of nuclear reactors with respect to public health, safety, environmental and antitrust matters. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of units for which operating licenses have already been issued, or impose new conditions on such licenses, and may require that the operation of a unit cease or that the level of operation of a unit be temporarily or permanently reduced. Refer to Item 8 herein for disclosures relating to the shut down of the Maine Yankee, Connecticut Yankee and Yankee Atomic Nuclear Power plants.

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

     In the summer of 1997, the City of Claremont (Claremont), New Hampshire engaged a consulting firm to conduct a study to determine Claremont's options under New Hampshire law including the possible municipalization of Connecticut Valley's service area located within its jurisdiction. The City Council has appropriated approximately $75,000 for purposes of the study.

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

                               RATE DEVELOPMENTS

Vermont Retail Rates.

     On September 22, 1997, the Company filed for a 6.6% or $15.4 million general rate increase to become effective June 6, 1998. For additional information regarding recent rate increase requests see PART II, Item 7 "Rates and Regulation" and Item 8 "Retail Rates" herein.

     In May 1995 the Company filed a comprehensive retail rate redesign. On March 17, 1997, the PSB issued an order approving the Company's rate redesign effective April 1, 1997. The redesign narrows the seasonal rate differential by reducing the higher winter charges and increasing the lower summer charges. The rate redesign allocates the Company's total revenue requirement to the different customer classes and then establishes the specific rate structure within each class to fairly recover the cost allocated to that class.

New Hampshire Retail Rates.

     Connecticut Valley's retail rate tariffs, approved by the New Hampshire Public Utilities Commission (NHPUC), contain a fuel adjustment clause (FAC) and a purchased power cost adjustment clause (PPCA). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available. On the basis of estimates of costs for 1997 and reconciliations from 1996, the combined PPCA and FAC resulted in an increase in revenues of approximately $1.6 million for 1997. The NHPUC order allowing the increase in 1997 revenues also ordered Connecticut Valley to file a letter showing whether a redesign of the RS-2 wholesale rate under which Connecticut Valley purchases power from the Company would still be beneficial to ratepayers. See Wholesale Rates below for additional discussion. Connecticut Valley has filed a letter showing that the redesign is still beneficial to ratepayers, and added that filing or not filing the redesign would not relieve Connecticut Valley of responsibility to pay for the Company's stranded costs in the event of termination of the present RS-2 wholesale rate. The letter further stated that neither the Federal Energy Regulatory Commission (FERC) nor the NHPUC had the jurisdiction to order the Company to open its transmission system to New Hampshire retail open access. Connecticut Valley filed and the NHPUC approved effective April 1, 1997 a partial roll-back of such increase based on the expectation of a $1 million change from an undercollection to an overcollection at the end of 1996. The change was the result of the Company experiencing an annual system peak in December 1997 and significantly lower load coincident with that peak by Connecticut Valley. The ratio of the former to the latter is the basis for the power cost charges from the Company to Connecticut Valley which are the major basis for the FAC and PPCA. On the basis of estimates of costs for 1998 and reconciliations from 1997, the combined PPCA and FAC would have resulted in an increase in revenues of approximately $2.1 million for 1997. Based on a motion by the City of Claremont, an intervenor, the NHPUC, in its order dated December 31, 1997, found that Connecticut Valley was imprudent not to have terminated service from Central Vermont and froze Connecticut Valley's rates. See PART II, Items 7 and 8 herein for additional information regarding
New Hampshire Electric Industry Restructuring.

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

     In November 1996 Connecticut Valley filed its annual update of the 1996 C&LMPA rates. Connecticut Valley requested approval of the same level of program spending as in 1996. Due to over/undercollections from the 1996 C&LMPA the filed increase is $163,000 or .8%. By stipulation approved by the NHPUC, the C&LMPA rate change of $254,000 or 2.3% was delayed to April 1, 1997 and a total ramp-down of C&LM expenditures would occur by the end of 1997 in response to the NHPUC order on Restructuring dated February 28, 1997 discussed below. In November 1997 Connecticut Valley filed its annual update of the 1998 C&LMPA rates. Connecticut Valley requested approval of a zero level of program spending for 1998. Due to overcollections from the 1997 C&LMPA and zero program spending, the filed decrease is $287,000 or 1.5%. By agreement, the schedule will result in a rate change no earlier than April 1, 1998.

     Connecticut Valley also purchases power from several small power producers who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In 1997, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 40,129 MWH, of which 37,446 MWH were purchased from a New Hampshire/Vermont solid waste plant owned by Wheelabrator Claremont Company, L.P., (Wheelabrator). Connecticut Valley has filed a complaint with FERC stating its concern that Wheelabrator has not been a qualifying facility since the plant began operation. On February 11, 1998, the FERC issued an Order denying Connecticut Valley's request of a refund of past purchased power costs and lower future costs. The Company filed a request for rehearing with the FERC on March 13, 1998.

     In June 1995, the Legislature enacted House Bill 168 which directed the NHPUC to establish a pilot program to "examine the implications of retail competition in the electric industry" (RSA 374:26-a). In response to this mandate, the NHPUC issued Order No. 22,033 on February 28, 1996 which established statewide guidelines for a Retail Competition Pilot Program (Pilot or Pilot Program). Under the Pilot Program, which began May 28, 1996, approximately 17,000 retail customers gain the opportunity to purchase electricity from competitive non-utility power suppliers for two years. Connecticut Valley, as well as the other New Hampshire utilities, was ordered to make available three percent of its retail customers for the Pilot. In Connecticut Valley's case, this means approximately 350 retail customers became Pilot participants.

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

     See PART II, Items 7 and 8 herein for additional information regarding New Hampshire Electric Industry Restructuring.

     By letter dated July 23, 1996 Connecticut Valley filed with the NHPUC (1) for a permanent base rate increase of $1,592,000 or 8.8% effective
September 22, 1996, (2) for a temporary base rate increase of $924,000 or 5.4% effective August 23, 1996, and (3) to reflect the permanent base rate increase in tariffs for Pilot customers. The NHPUC allowed the temporary base rate increase as filed effective October 1, 1996. A stipulation approved by the NHPUC provided for a permanent base rate increase of $1,110,000 or 6.4% effective April 1, 1997 which increased rates only 1% over the temporary base rate increase already in effect. The stipulation also allowed recovery via a Temporary Billing Surcharge (TBS) effective April 1, 1997 of (1) the rate case expense incurred associated with the filing and (2) recoupment of revenues up to an increase of 6.33% that were not recovered by the temporary base rate increase during the October 1, 1996 through March 31, 1997 period. PART II, Items 7 and 8 herein contain additional information regarding the permanent base rate increase request.

Wholesale Rates.

     The Company sells firm power to Connecticut Valley under a wholesale rate schedule based on forecast data for each calendar year which is reconciled to actual data annually. The rate schedule provides for an automatic update of annual rates, as well as a subsequent reconciliation to actual data. The Company filed and the FERC approved (1) a revenue increase of $918,000 or 8.8% for 1997 power costs, (2) a reconciliation of 1996 revenues to actual costs which resulted in a refund of $723,000, including interest, and (3) a revenue increase of $281,000 or 2.4% for 1998 power costs. The NHPUC order dated February 28, 1997 regarding New Hampshire Electric Industry Restructuring ordered, among other things, Connecticut Valley to terminate the wholesale rate schedule with the Company. See PART II, Items 7 and 8 herein for additional information.

     As ordered by the NHPUC in Connecticut Valley's 1994 C&LMPA docket, the Company entered into negotiations with the NHPUC Staff to redesign the RS-2 wholesale rate under which Connecticut Valley purchases power from the Company. The redesign features marginal cost based energy and capacity charges for all energy and capacity purchases above or below a base level. Such negotiations concluded in February 1995. A summary report was filed with the NHPUC on February 13, 1995. The NHPUC issued an order approving the summary report in June 1995. Connecticut Valley's costs of wholesale power would be lower than they otherwise would be only if Connecticut Valley's growth rate exceeds that of the Company's Vermont retail operations. In light of the NHPUC order dated February 28, 1997 regarding New Hampshire Electric Industry Restructuring the Company did not file the redesign with the FERC. See PART II, Item 8 herein for additional information.

     On June 25, 1997, the Company filed with the FERC an application for recovery of stranded costs and a notice of cancellation of the rate schedule under which the Company sells firm power to Connecticut Valley contingent upon the recovery of stranded costs. The stranded cost obligation, expressed on a net present value basis as of January 1, 1998, is $44,925,000, would be authorized by the Company's open access Transmission Tariff No. 7, and collected as a surcharge to the transmission charges of any customer that uses the Company's transmission system to wheel power for ultimate delivery within Connecticut Valley service area. The surcharge is expected to recover the stranded costs over a ten-year period. By order dated December 18, 1997, the FERC rejected the Company's filing on the grounds that the transmission tariff was an inappropriate vehicle for recovery. Pursuant to the FERC request in that order, the Company filed a letter stating its intention to refile the stranded cost recovery as an exit fee to the rate schedule under which the Company sells firm power to Connecticut Valley. The Company did so on January 12, 1998.

     On March 11, 1998, the FERC issued an order accepting for filing the Company's request for an exit fee effective March 14, 1998, and set hearings to determine: whether Connecticut Valley will become an unbundled transmission customer of the Company, the Company's expectation as to the period of time it would serve Connecticut Valley, and the allowable amount of the exit fee. The FERC also rejected the Company's June 25, 1997 notice of termination indicating that the notice can be resubmitted when the power contract is proposed to be terminated.

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

     The Company entered into negotiations with FERC Staff and intervenors and reached a settlement in principle in January 1996 on all rate issues contained in the Tariff filing but one which was settled in August 1996. The settlement provided for a fixed rate effective from August 15, 1995 through July 8, 1996. The FERC has not taken action on the settlement.

     On July 9, 1996 the Tariff was replaced by a pro forma transmission tariff (Transmission Tariff) filed by the Company pursuant to FERC Order No.
888. The Transmission Tariff, which was approved by the FERC, embodied not only the open access principles set forth in the FERC pro forma transmission tariff, but also continued to embody the ratemaking and other Vermont and New England specific non-rate terms and conditions. The Company has made a number of filings to modify the Transmission Tariff in response to FERC orders related to transmission tariffs of other utilities. All FERC orders received have approved such modifications.


                            POWER RESOURCES

Overview.

     The Company's and Connecticut Valley's energy production, which includes generated and purchased power, required to serve their retail and firm wholesale customers was 2,497,059 MWH for the year ended December 31, 1997. The maximum one-hour integrated demand during that period was 399.9 MW, which occurred on January 8, 1997. The Company's and Connecticut Valley's total production in 1997, including production related to all resale customers, was 3,734,739 MWH.

     The following tabulation shows the sources of such energy and capacity available to the Company and Connecticut Valley for the year ended December 31, 1997 and at the time of the Company's own peak. For additional information related to purchased power costs, refer to PART II, Item 7 herein.

                                                     Year Ended December 31, 1997
                                          Effective                            Generated and
                                          Capability                           Purchased at
                                           12 Month         Generated          Time of the
                                           Average        and Purchased       Company's Peak
                                          ==========      =============       ==============
                                             MW             MWH      %          MW       %
          WHOLLY-OWNED PLANTS:
            Hydro.......................    40.7          191,036    5.1        35.6     8.9
            Diesel and Gas Turbine.....     28.9              719     -           -       -
          JOINTLY OWNED PLANTS:
            Millstone #3................    16.4             -        -           -       -
            Wyman #4....................    10.9           14,343    0.4          -       -
            McNeil......................    10.5           30,967    0.8        10.2     2.5
          EQUITY OWNERSHIP IN PLANTS:
           (Purchased)
            Vermont Yankee..............   158.8        1,328,745   35.6       136.7    34.2
            Maine Yankee-Retired 8/6/97.     9.4             -        -           -       -
          MAJOR LONG-TERM PURCHASES:
            Hydro-Quebec................   192.5        1,150,267   30.8       157.9    39.5
            Merrimack #2... .............   47.0          348,092    9.3        47.2    11.8
          OTHER PURCHASES:
            System and other purchases..    35.1           85,711    2.3         0.5      .1
            Small power producers.......    34.0          209,527    5.6        23.5     5.9
            Unit purchases..............    45.6           35,848    1.0          -       -
            Entitlement purchases.......     0.4           10,658    0.3          -       -
            Pumped storage hydro........     4.2            2,725    0.1         3.1     0.8

          NEPEX.........................      -           326,101    8.7        38.2     9.5
          NET WHOLESALE SALES and
           miscellaneous at time of peak      -              -        -        (53.0)  (13.2)
                                           _____        _________  _____       _____   _____
               TOTAL....................   634.4        3,734,739  100.0       399.9   100.0
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

Jointly Owned Plants.

     The Company has a joint-ownership interest in the following generating and transmission plants:

                                                                    Net
                                  Fuel                  MW       Generation   Load    Net Plant
Name                Location      Type    Ownership  Entitlement    MWH      Factor  Investment
------------        ------------  ------- ---------  ----------- ----------  ------  -----------
Millstone #3        Waterford,    Nuclear    1.73%      20             -        -    $53,591,379
                     Connecticut

Wyman #4            Yarmouth,     Oil        1.78%      11          14,343     15%   $ 1,470,193
                     Maine

Joseph C. McNeil    Burlington,   Various   20.00%      10.6        30,967     33%   $ 8,014,634
                     Vermont

Highgate Trans-     Highgate Springs,       47.35%      N/A           N/A      N/A   $ 9,467,704
 mission Facility    Vermont

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

Equity Ownership in Plants.

     In 1966 the Company purchased 35% of the Vermont Yankee common stock and was entitled to receive a like percentage of the output of the unit. In late 1969 and early 1970, the Company sold at cost a combined total of 3.7% of its original equity investment and currently resells at cost 3.9% of its entitlement. The Company's current equity ownership and net entitlement percentages are 31.3 and 31.1, respectively.

     The Atomic Energy Commission, now the NRC, granted a full-term (40-year), full power operating license for the Vermont Yankee plant, which was to expire in December 2007. On December 17, 1990 the NRC issued an amendment of the operating license extending its term to March 2012.

     Vermont Yankee's net capability is 514 MW of which about 160 MW (See
Note 1) is the Company's net entitlement. Vermont Yankee's plant performance for the past five years is shown below:

                                         Availability              Capacity
                                            Factor                  Factor
                                         (See Note 2)            (See Note 3)
                                         ------------            ------------
        1993.........................        78.3                    74.9
        1994.........................        98.2                    95.8
        1995.........................        86.3                    84.8
        1996.........................        84.5                    82.8
        1997.........................        95.4                    93.3

     Vermont Yankee was down for scheduled refueling outages in 1993, 1995 and 1996.

     As described in the overview section above, the Company is a stockholder, together with other New England electric utilities, in the following three nuclear generating companies: Maine Yankee Atomic Power Company, Connecticut Yankee Atomic Power Company and Yankee Atomic Electric Company.

                                               Net            Company's
                Company                     Capability       Entitlement
                -------                    ------------     ------------
          Maine Yankee..................   (See Note 4)     (See Note 4)
          Connecticut Yankee............   (See Note 4)     (See Note 4)
          Yankee Atomic.................   (See Note 4)     (See Note 4)


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

_______________
Notes:
(1) Currently, the Company resells at cost, through VELCO, about 20 MW of its original entitlement to other Vermont utilities.

(2) "Availability Factor" means the hours that the plant is capable of producing electricity divided by the total hours in the period.

(3) "Capacity Factor" means the total net electrical generation divided by the product of the maximum design electrical rating capacity of 514 through April 30, 1995 and 522 effective May 1, 1995, multiplied by the total hours in the period.

(4) Maine Yankee, Connecticut Yankee and Yankee Atomic permanently ceased power operations of their Nuclear Power Plants.

         See Decommissioning Expense discussion below.
_________


     The Company's entitlement percentage of decommissioning costs for Vermont Yankee, Maine Yankee, Connecticut Yankee, Yankee Atomic and Unit #3 is as follows (dollars in millions):
                                                                     CVPS's
                                            Total                   Share of
                                Date of   Estimated     CVPS's       Funded
                                 Study    Obligation  Obligation   Obligation
                                -------   ----------  ----------   ----------
Nuclear generating companies:
  Vermont Yankee                  1993      $312.7      $109.4       $60.1
  Maine Yankee                    1993      $398.8        $8.0        $4.0
  Connecticut Yankee              1996      $426.7        $8.5        $5.2
  Yankee Atomic                   1994      $370.0       $13.0        $4.5
  Millstone Unit #3               1996      $545.7        $9.4        $2.5

     Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives. See PART II, Item 8 for information regarding the premature shutdown of the Maine Yankee, Connecticut Yankee and Yankee Atomic nuclear power plants.

     The Company owns interests in two of the five nuclear plants operated by Northeast Utilities (NU): 1) a 2% equity interest in the Connecticut Yankee Atomic Power Company (Haddam Neck Plant), and 2) a 1.7303% joint-ownership interest in the Unit #3 of the Millstone Nuclear Power Station.

     On March 30, 1996, Unit #3 was shut down by the licensee due to numerous technical and non-technical problems and is on the Nuclear Regulatory Commission's (NRC) watch list. NU has restructured its nuclear organization and comprehensive plans are currently being implemented to restart Unit #3. The company was advised that NU anticipates returning Unit #3 to service by the end of the second quarter of 1998. However, the actual date Unit #3 returns to service is dependent upon the completion of independent inspections and reviews by the NRC and a vote by the NRC Commissioners. As such, the company currently believes that Unit #3 will not return to service until sometime after the second quarter of 1998. NU estimates that its total 1997 incremental operations and maintenance cost for Unit #3 is approximately $56.4 million. The company's share is about $1.0 million. In addition, the company incurred incremental power costs during 1997 of about $1.6 million and anticipates that 1998 incremental operations and maintenance costs will be approximately $.3 million. Incremental power costs for 1998 are estimated to be $130,000 per month.

     The company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU and Northeast Utilities Service Co.'s efforts relating to Unit #3. On August 7, 1997, the company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be complete by the end of 1999. The Company's 35% share of the total cost for this Project is expected to be about $6.3 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

     In August 1997, Vermont Yankee received an unsolicited expression of interest to purchase Vermont Yankee. At this time no sale of Vermont Yankee appears likely.

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

Nuclear Fuel.

     Vermont Yankee has several "requirements based" contracts for the four components (uranium, conversion, enrichment and fabrication) used to produce nuclear fuel. These contracts are executed only if the need or requirement for fuel arises. Under these contracts, any disruption of operating activity would allow Vermont Yankee to cancel or postpone deliveries until actually required. The contracts extend through various time periods and contain clauses to allow the option to extend the agreements. Negotiation of new contracts or renegotiation of existing contracts routinely occurs, often focusing on one of the four components at a time. The price of the 1996 reload was approximately $21 million. The 1998 reload will cost approximately $22 million. Future reload costs will depend on market and contract prices.

     On January 20, 1997, Vermont Yankee entered into an agreement with a former uranium supplier whereby the supplier could opt to terminate a production purchase agreement dated August 4, 1978. Although there had been no transactions under the production purchase agreement for several years, Vermont Yankee maintained certain financial rights. In consideration for the option to terminate the production purchase agreement and the subsequent exercise of the option, Vermont Yankee received $0.6 million in 1997 which was recorded as an offset to nuclear fuel expense. The potential future payments over a ten year period, range from $0.0 million to $2.4 million. Due to the uncertainty of this transaction, the potential benefits will be recorded on a cash basis.

     Under the Nuclear Waste Policy Act of 1982, the United States Department of Energy (DOE) is responsible for the selection and development of repositories for and the disposal of spent nuclear fuel and high-level radioactive waste. Vermont Yankee, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from its nuclear generation station beginning no later than January 31, 1998; however, this delivery schedule is expected to be delayed significantly. It is not certain when the DOE will accept spent nuclear fuel and high-level radioactive waste from Vermont Yankee and other owners of nuclear power plants. Continued delays or a default by the DOE would lead to consideration of costly alternatives involving serious siting and environmental issues.

     The DOE contract obligates Vermont Yankee to pay a one-time fee of approximately $39.3 million for disposal costs for all spent fuel discharged through April 6, 1983, and a fee payable quarterly equal to approximately one mill per kilowatt-hour of nuclear generated and sold electricity after April 6, 1983. Although the $39.3 million for the one-time fee has been collected from the Sponsors in rates, Vermont Yankee has elected to defer payment to the DOE as permitted by the DOE contract. The fee plus accrued interest must be paid no later than the first delivery of spent fuel to the DOE repository. Interest accrues on the unpaid obligation based on the thirteen-week Treasury Bill rate and is compounded quarterly. Through 1997, Vermont Yankee accumulated $92.0 million in an irrevocable trust to be used exclusively for defeasing this obligation ($98.7 million including accrued interest) at some future date, provided the DOE complies with the terms of the aforementioned contract.

     Vermont Yankee has primary responsibliity for the interim storage of its spent nuclear fuel. The plant is currently able to operate with the ability to discharge the entire reactor core to the spent fuel storage pool through the 2001 refueling outage. Full core discharge capability through year 2008 refueling outage could be achieved with the installation of additional storage racks in the spent fuel pool, subject to license amendment. Vermont Yankee is investigating other options for additional storage capacity beyond the year 2001.

     Vermont Yankee has been active in supporting legislation currently before Congress that would create an interim spent fuel storage site to be used until the proposed Yucca Mountain permanent storage site becomes available. The bill passed the Senate in April 1996 and House in late 1997 and is awaiting action by a joint House-Senate conference committee. Although the measure had strong bipartisan support in both chambers, its future is uncertain due to the threat of a Presidential veto.

     In November 1997, as a result of a lawsuit filed by a coalition of State regulators and nuclear utilities including Vermont Yankee, the U.S. Court of Appeals for the District of Columbia ruled that delays in DOE's acceptance of spent nuclear fuel from utilities after January 31, 1998 must be treated as avoidable and therefore, subject to damages as provided by the delays clause and other provisions of the DOE's Waste Contract. The court did not require the DOE to develop a plan for meeting the January 1998 deadline.

     The average energy and capacity costs to the Company of energy generated at the Vermont Yankee plant was 5.34, 3.77, 4.68, 4.78 and 4.06 cents per KWH for the years 1993 through 1997, respectively.

     The Company has been advised by the companies operating other nuclear generating stations in which the Company has an interest that they have contracted for certain segments of the nuclear fuel production cycle through various dates. Contracts for the remainder of the fuel cycle will be required but their availability, prices and terms cannot be predicted.

Nuclear Liability and Insurance.

     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Beyond that a licensee maintains an indemnity agreement with the Nuclear Regulatory Commission, but subject to Congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing $79.3 million against each of the 110 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. The Company's interests in the nuclear power units are such that it could become liable for an aggregate of approximately $3.7 million of such maximum assessment per incident per year.

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

     The company will receive varying amounts of capacity and energy from Hydro-Quebec under the Vermont Joint Owners (VJO) contract during the 1998 to 2016 period. Related contracts were negotiated between the Company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall cost of the original contract.

     The maximum net amount of capacity that the Company will purchase during the term of the Hydro-Quebec agreements is 143 MW (except for 168 MW for one six-month period in 2012). The obligation over the next five years to purchase power under these contracts is approximately $294 million. In February 1996, the Company reached an agreement with Hydro-Quebec which lowered the delivered cost of power by approximately $5.7 million in 1997. As part of this agreement, the Company delivers to NEPOOL under existing firm energy contracts or joint marketing activities 54 MW of Phase II transmission capacity for a five-year period which began July 1, 1996 through June 30, 2001.

     In the early phase of the VJO contract, two sellback contracts were negotiated, the first delaying the purchase of about 23 MW of capacity and associated energy, the second reducing the net purchase of Hydro-Quebec capacity and associated energy. In 1994, the company negotiated a third sellback arrangement whereby the company receives an effective discount on up to 70 MW of capacity starting in November 1995 for the 1996 contract year (declining to 30 MW in the 1999 contract year). In exchange for this sellback, Hydro-Quebec has the right to reduce capacity deliveries by up to 50 MW beginning as early as 2004 until 2015, including the use of a like amount of the company's Phase I/II facility rights and the ability to reduce the amounts of energy delivered during a five-year term beginning in 2000.

     The PSB has recently issued an Order in a Green Mountain Power Corporation (GMP) rate case. That Order found GMP's decision to lock-in the Hydro-Quebec VJO contract in 1991 imprudent and further found that the contract was not used and useful. As such, the PSB concluded that a large portion of the contract's costs should not be imposed on consumers and were disallowed.

     The Company is one of the 13 participants in the VJO contract and has pending before the PSB a 6.6% rate increase that is primarily intended to recover increases in the cost of power the Company purchases pursuant to the VJO contract. The Company cannot predict the outcome of this proceeding. However, if the Company were to receive an order similar to that obtained by GMP, such an order could have a material adverse effect on the Company's financial condition.

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

     NU complied with the Merrimack #2 NOx limits by installing Selective Catalytic Reduction (SCR) equipment in 1995 at a cost of approximately
$19 million increasing operating costs by about $1.6 million annually. The SCR equipment is expected to have a negligible effect on unit fuel efficiency. The Company will share on a pro-rata basis the cost of the SCR equipment based on its share of the VELCO contract. The total cost to the Company of energy generated by the Merrimack #2 unit was 3.02 cents per KWH in 1997.

     Under the Clean Air Act Amendment of 1990, the plant is required to purchase allowances if its output of sulfur dioxide (SO2) exceeds about 21,400 tons of which the Company's share is about 3,200 tons. In 1997, Merrimack 2 emitted about 26,144 tons and the Company's share was about 3,840 tons. No additional allowances were required to be purchased in 1997.

Other Purchases.

     Cogeneration/Small Power Qualifying Facilities - A number of small producers using hydroelectric, biomass, and refuse-burning generation are currently producing energy that the Company is purchasing. For the year ended December 31, 1997, the Company received 209,672 MWH from these sources for which it paid $21,720,658.

     The Company, through VELCO, is a participant in NEPOOL, which has been open to all investor-owned, municipal, and cooperative utilities in New England under an agreement in effect since 1971 and amended from time to time.
 The Restated NEPOOL Agreement offers membership privileges to any entity which is engaged or proposes to engage in the wholesale or retail electric power business in New England. NEPOOL's function is changing in response to the growing climate of competition and the FERC requirements for open access transmission across systems. A new organization, an Independent System Operator (ISO), has been formed to operate the bulk power generation and transmission systems, to administer the regions open access transmission tariff, and to operate the electric ISO wholesale power market for New England. The bilateral market for transactions directly between NEPOOL participants will continue as an alternative to the ISO wholesale spot market.

     The ISO is governed by the principles put forth in the FERC Order 888 under rules defined by NEPOOL and approved by FERC. They include: to provide independent, open and fair access to the regional transmission system, to establish a non-discriminatory governance structure, to facilitate market-based wholesale electric transactions, and to ensure the efficient management and reliable operation of the regional bulk power system.

     The ISO is establishing a bidding system for the newly defined generation products; it will form the basis for the ISO's economic dispatch (based on bid
prices) of the generation products.   It is  expected to be phased in
throughout 1998. This system provides a settlement mechanism which will price the residual of a given generation product that is excess to a participant's own needs, and is offered to the ISO wholesale power market. A participant will pay as before the actual costs for its generation products used to serve its load or taken to market. A participant will submit a bid for its generation products to the ISO, and if the bid is accepted and if the participant supplies residual generation products to the ISO wholesale market, the participant will receive the Market Clearing Price based on the highest bids accepted for the residual product. If a participant needs to purchase from the ISO wholesale market to serve its load, those purchases will be made at Market Clearing Price.

     The ISO will also provide the main market place for participants to secure Open Access Transmission for transactions delivered on the Pool Transmission Facilities (PTF). Over the next several years, the pricing differences that had existed between transmission systems within NEPOOL will disappear as a NEPOOL-wide transmission pricing arrangement for all PTF and the Open Access Tariffs of Local Network providers will offer access to all other transmission facilities (i.e. non-PTF).

     The primary purposes of NEPOOL are to provide energy reliability for the region, centralized economic dispatch and coordination of generation planning and construction by the individual participants. The Company's peak demand for 1997 occurred on January 8 and equaled 399.9 MW. At the time of this peak, the Company had a reserve margin of 37%. NEPOOL's peak for the year occurred on July 14, 1997 and totaled 20,569 MW. NEPOOL had a 30% reserve margin at the time of its 1997 peak.

Power Resources - Future.

     The Company has generally sufficient power under contract to supply its current franchise obligations for the near-term prior to any advent of Retail Wheeling. In addition, the Company will continue to utilize cost effective demand side management programs where appropriate. The Company expects to actively manage this portfolio of supply and demand side resources over the near-term, as it has in the past, to minimize net power costs for its ratepayers and shareholders. It is unclear what the Company's load responsibilities will be upon the advent of Retail Wheeling. The certainty, timing and nature of these events will be largely determined by legislative and regulatory actions at the state and national levels.

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

Capitalization.

     VELCO has authorized 92,000 shares of Class B common stock, $100 par value, of which 60,000 shares were outstanding on December 31, 1997 and 125,000 shares of Class C preferred stock, of which 100,000 shares were outstanding at December 31, 1997. On that date there were authorized and outstanding three issues of First Mortgage Bonds, aggregating $26,969,000, issued under an Indenture of Mortgage dated as of September 1, 1957, as amended, between VELCO and Bankers Trust Company, as Trustee (the "VELCO Indenture"). The issuance of bonds under the VELCO Indenture is unlimited in amount but is subject to certain restrictions.

     New transmission and associated facilities will be required by VELCO in 1998 to transmit power to Vermont utilities. The costs of such facilities are presently estimated at $3,254,903 including allowance for funds used during construction calculated at a rate of approximately 6.5%. For a description of VELCO's properties, see "VELCO" under Item 2.

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

Vermont Electric Transmission Company, Inc.

     In connection with the importing of Canadian power, VELCO has created a wholly owned subsidiary, VETCO, to construct, finance, own and operate the Vermont portion of the transmission line which connects the Hydro-Quebec lines at the Canadian border to the lines of New England Electric Transmission Corporation, a subsidiary of New England Electric System, at the New Hampshire border on the Connecticut River. VETCO entered into a Capital Funds Agreement with VELCO pursuant to which VETCO may request up to $12,500,000 (of which $10,000,000 was contributed as of December 31, 1997) of capital contributions from VELCO and has entered into Transmission Line Support Agreements with 20 New England utilities, including VELCO as representative for 14 Vermont utilities, pursuant to which those utilities have agreed to pay the transmission line costs, whether or not the line is operational. VELCO, as such representative, has entered into a similar agreement with New England Electric Transmission Corporation with respect to the New Hampshire portion of the DC transmission line and the DC/AC converter station. Pursuant to a Vermont Participation Agreement and a Capital Funds Support Agreement with Velco and 14 Vermont electric distribution utilities, including the Company, assume their pro rata share (based upon 1980 sales) of the benefits and obligations of VELCO under the Support Agreements and the VETCO Capital Funds Agreement.

     VETCO has authorized 10 shares of common stock, $100 par value, all of which were outstanding on December 31, 1997 and owned by VELCO, with each share having one vote. During 1986 VETCO paid off its construction financing by issuing $37,000,000 of secured notes, maturing in 2006, and receiving a $9,999,000 equity contribution from VELCO. The notes are secured by a First Mortgage on the major part of VETCO's transmission properties and by the assignment of its rights under the Support Agreements.

Phase I and Phase II.

     The Company participated with other electric utilities in the construction of the Phase I Hydro-Quebec transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the Company's participation in the facilities, the Company is obligated to pay its 4.56% of Phase I Hydro-Quebec capital costs over a 20 year recovery period through and including 2006. The Company also participated in the construction of Phase II Hydro-Quebec transmission facilities which began operation in November 1990. This service increased the maximum capacity of the Hydro-Quebec 450 KV DC line from 690 MW to 2000 MW and extended Phase I line from Comerford, New Hampshire to Sandy Pond, Massachusetts. The Company uses this transmission path to deliver a portion of the Company's long-term Hydro-Quebec firm power contract. The project cost approximately $487 million. Under a similar support agreement, the Company is obligated to pay its 5.132% share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015. Under the support agreement, the Company is eligible for savings associated with certain energy transactions by NEPOOL, which will offset the Company's support cost obligations.

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

                             EMPLOYEE INFORMATION

     A Local Union No. 300 affiliated with the International Brotherhood of Electrical Workers represents operating and maintenance employees of the Company and its wholly owned subsidiaries. At December 31, 1997 the Company and its wholly owned subsidiaries employed 610 persons, of which 218 are represented by the union. On January 26, 1996, the Company and its employees represented by the union agreed to a three-year contract, which expires on December 31, 1998. The new contract provides for general wage increases of 2.0%, 2.1% and 2.5% effective January 14, 1996, December 29, 1996 and
December 28, 1997, respectively. Under the terms of the new agreement, effective in April 1996, Company's employees represented by the union will contribute weekly premiums for medical coverage of two, three and four dollars for the years 1996, 1997 and 1998, respectively.

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

                                   OFFICERS

     The following sets forth the Executive Officers of the Company and a wholly owned subsidiary. There are no family relationships among the executive officers. Officers are normally elected annually.

Executive Officers of the Registrant:

Name and Age                         Office                  Officer Since
------------                         ------                  -------------
Robert H. Young, 50            President and Chief
                               Executive Officer                   1987

Francis J. Boyle, 52           Senior Vice President -
                               Principal Financial Officer
                               and Treasurer                       1995

Kent R. Brown, 52              Senior Vice President -
                               Engineering and Operations          1996

Joseph M. Kraus, 42            Vice President, Secretary and
                               General Counsel                     1987

Douglas D. Sinclair, 49        Vice President and General
                               Manager for Business Development    1997

William J. Deehan, 45          Vice President-Regulatory Affairs
                               and Strategic Analysis              1991

James M. Pennington, 42        Vice President, Controller
                               and Principal Accounting Officer    1993

L. Douglas Barba, 50           Senior Vice President and
                               General Manager-Catamount Energy
                               Corporation                         1992

Robert E. Rogan, 38            Vice President, Public Affairs      1998


     Mr. Young joined the Company in 1987. He was elected Director, President and Chief Executive Officer in 1995. Prior to being elected to his present position, he was elected Executive Vice President and Chief Operating Officer in 1993.

     Mr. Boyle joined the Company in October, 1995. Prior to being elected to his current position in 1997, he was elected as Vice President - Finance and Administration and Chief Financial Officer in 1995. From 1993 to 1995,
Mr. Boyle served as Chief Financial Officer of Westmoreland Coal Company ("Westmoreland") in Philadelphia, Pennsylvania. In November, 1994, Westmoreland and several of its subsidiaries commenced Chapter 11 proceedings to confirm a so-called "prepackaged" plan of reorganization under which the court was asked to approve a sale of assets, the proceeds of which were to be used to satisfy in full certain maturing obligations of Westmoreland. In December, 1994, Westmoreland's plan of reorganization was confirmed, the asset sale was consummated, the obligations in question were paid, and Westmoreland emerged from Bankruptcy. On December 23, 1996, Westmoreland and four of its subsidiaries commenced Chapter 11 proceedings. The Chapter 11 proceedings were precipitated by large liabilities Westmoreland and four of its subsidiaries have to retiree medical benefit plans for the benefit of retired mine workers. From 1985 to 1992, Mr. Boyle was Chief Financial Officer of El Paso Natural Gas Company, El Paso, Texas.

     Mr. Brown joined the Company in September, 1996. Prior to being elected to his present position in 1997, he was elected as Vice President - Engineering and Operations in 1996. From 1992 to 1995 he served as Chairman, President and Chief Executive Officer of Kansas Gas and Electric Company ("KG&E") and Group Vice President of KG&E from 1982 to 1992.

     Mr. Kraus joined the Company in 1981. Prior to being elected to his present position in 1996, he was elected Secretary and General Counsel in 1994 and Secretary and Senior Corporate Counsel in 1987.

     Mr. Sinclair joined the Company in April 1997. Prior to joining the Company, from 1994 to 1996 he served as President and Chief Executive Officer at Noma International. In 1991 he joined Novatel Communications, Ltd. as Chief Financial Officer and was President and Chief Executive Officer from 1992-1994.
     Mr. Deehan joined the Company in 1985. Prior to being elected to his present position in 1996, he was elected Assistant Vice President - Rates and Economic Analysis in 1991.

     Mr. Pennington joined the Company in 1989. Prior to being elected to his present position in 1992, Mr. Pennington was designated Acting Controller in 1992 and was elected Controller and named Principal Accounting Officer in 1993.

     Mr. Barba joined Catamount Energy Corporation, a wholly owned subsidiary of the Company, in August 1992 as Senior Vice President and General Manager. From 1990 to 1992, Mr. Barba served as Vice President, Project Finance of Cogentrix, Inc., Charlotte, N. C.

     Mr. Rogan joined the Company in February 1998 as Vice President, Public Affairs. Prior to joining the Company, he served as Deputy Chief of Staff for the Governor of Vermont from 1994 to 1998. He served as Director of External Affairs for the Agency of Health Care Administration in Florida from 1992 to August 1994 and as Deputy Director and Lobbyist in the Florida Governor's Washington office from 1991 to 1992.

Note: Thomas J. Hurcomb, Vice President-Marketing and Public Affairs, retired effective March 1, 1998.
       Jonathan W. Booraem, Treasurer, retired effective December 31, 1997.

     The term of each officer is for one year or until a successor is elected.

Item 2.   Properties.

     The Company. The Company's properties are operated as a single system which is interconnected by transmission lines of VELCO, New England Power Company and PSNH. The Company owns and operates 23 small generating stations with a total current nameplate capability of 70,070 KW, has a 1.78% joint-ownership interest in an oil generating plant in Maine, has a 20% joint-ownership interest in a wood, gas and oil-fired generating plant in Vermont, has a 1.73% joint-ownership interest in a nuclear generating plant in Connecticut and has a 47.35% joint-ownership interest in a transmission interconnection with Hydro-Quebec in Vermont.

     The electric transmission and distribution systems of the Company include about 614 miles of overhead transmission lines, about 7,266 miles of overhead distribution lines and about 238 miles of underground distribution lines which are located in Vermont except for about 23 miles of transmission lines which are located in New Hampshire and about two miles of transmission lines which are located in New York.

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

     On August 7, 1997, the company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachestts Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     Except as otherwise described under Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

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

     The table below shows the high and low sales price of the Company's common stock, as reported on the NYSE composite tape by The Wall Street Journal, for each quarterly period during the last two years as follows:

                                                   Market Price
                                                 High          Low
                                              --------      --------
                1997
     First quarter..............              $ 13 1/8      $ 10 3/8
     Second quarter.............                11 3/8        10 3/8
     Third quarter..............                13 15/16      11
     Fourth quarter.............                15 3/8        13

                1996
     First quarter..............              $ 15 1/8      $ 13 1/4
     Second quarter.............                15 1/8        12
     Third quarter..............                13 5/8        12
     Fourth quarter.............                13            12


     (b) As of December 31, 1997, there were 13,686 holders of the Company's common stock, $6 par value.

     (c) Common stock dividends have been declared quarterly. Cash dividends of $.20 per share were paid for the first two quarters of 1996 and cash dividends of $.22 per share were paid for the last two quarters of 1996.
Cash dividends of $.22 per share were paid for all quarters of 1997.

     So long as any Senior Preferred Stock or Second Preferred Stock is outstanding, except as otherwise authorized by vote of two-thirds of each such class, if the Common Stock Equity (as defined) is, or by the declaration of any dividend will be, less than 20% of Total Capitalization (as defined), dividends on Common Stock (including all distributions thereon and acquisitions thereof), other than dividends payable in Common Stock, during the year ending on the date of such dividend declaration, shall be limited to 50% of the Net Income Available for Dividends on Common Stock (as defined) for that year; and if the Common Stock Equity is, or by the declaration of any dividend will be, from 20% to 25% of Total Capitalization, such dividends on Common Stock during the year ending on the date of such dividend declaration shall be limited to 75% of the Net Income Available for Dividends on Common Stock for that year. The defined terms identified above are used herein in the sense as defined in subdivision 8A of the Company's Articles of Association; such definitions are based upon the unconsolidated financial statements of the Company. As of December 31, 1997, the Common Stock Equity of the Company was 58.2% of total capitalization.

     For additional information regarding dividend payment level and dividend restrictions see Item 8 herein.

Item 6.  Selected Financial Data.
          (Dollars in thousands, except per share amounts)

                                           1997       1996       1995       1994       1993
For the year
Operating revenues                       $304,732   $290,801   $288,277   $277,158   $279,389
Net income before extraordinary charge*  $ 17,151   $ 19,442   $ 19,851   $ 14,800   $ 21,292
Extraordinary charge net of taxes        $    811   $    -     $    -     $    -     $    -
Net income*                              $ 16,340   $ 19,442   $ 19,851   $ 14,800   $ 21,292
Earnings available for common stock*     $ 14,312   $ 17,414   $ 17,823   $ 12,662   $ 18,634
Consolidated return on average
 common stock equity*                        7.5%       9.4%      10.0%       7.2%      11.0%
Earnings per diluted share of common
 stock before extraordinary charge*         $1.32      $1.51      $1.53      $1.08      $1.64
Earnings per diluted share of
 common stock*                              $1.25      $1.51      $1.53      $1.08      $1.64
Cash dividends paid per share of
 common stock                                $.88       $.84       $.80      $1.42      $1.42
Book value per share of common stock       $16.38     $16.19     $15.51     $14.56     $15.03
Net cash provided by operating
 activities                              $ 41,866   $ 42,688   $ 41,711   $ 49,426   $ 36,833
Dividends paid                           $ 12,630   $ 11,728   $ 11,350   $ 18,845   $ 18,112
Construction and plant expenditures      $ 13,841   $ 18,952   $ 21,337   $ 22,621   $ 20,519
Deferred conservation and load
 management expenditures                 $  1,837   $  1,589   $  3,899   $  6,159   $  9,874

At end of year
Long-term debt                           $ 93,099   $117,374   $119,142   $120,157   $122,419
Long-term lease arrangements             $ 17,223   $ 18,304   $ 19,385   $ 20,467   $ 21,553
Redeemable preferred stock               $ 19,000   $ 20,000   $ 20,000   $ 20,000   $ 20,000
Total capitalization
  (excluding current portion of
   debt and preferred stock)             $324,499   $350,201   $346,341   $339,462   $352,862
Total assets                             $531,940   $502,968   $489,213   $489,570   $479,373


*  Net income and earnings per share of common stock reflect net of tax non-recurring charges and non-recurring gains as follows and discussed in Management's Discussion and Analysis of Financial
Condition and Results of Operations:

     Net income                            1997      1996        1995       1994      1993
     ----------                            ----      ----        ----       ----      ----
     Charges                             $(3,575)   $   -      $(1,703)   $(4,336)   $  -
     Gains                                 3,092     1,330         905         -        -
                                         -------    ------     -------    -------    ------
                                         $  (483)   $1,330     $  (798)   $(4,336)   $  -
                                         =======    ======     =======    =======    ======
     Earnings per share
     ------------------
     Charges                             $ (.31)    $  -       $ (.15)    $ (.37)    $  -
     Gains                                  .28       .12         .08         -         -
                                         ------     -----      ------     ------     ------
                                         $ (.03)    $ .12      $ (.07)    $ (.37)    $  -
                                         ======     =====      ======     ======     ======


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Earnings Overview.

     The company's 1997 net income was $16.3 million or $1.25 per share of common stock, which equates to a 7.5% return on average common equity.
Net income and earnings per share of common stock for 1997 compare to $19.4 million and $1.51 in 1996, and $19.9 million and $1.53 in 1995.
The return on average common equity was 9.4% for 1996 and 10.0% for 1995.

     For 1997, net income and earnings per share of common stock for the company's utility business reflect a net of tax extraordinary charge of approximately $.8 million and $.07, respectively, associated with the discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," applied to Connecticut Valley Electric Company Inc. (Connecticut Valley) the company's wholly owned New Hampshire subsidiary. In addition, Connecticut Valley incurred an after-tax charge of $3.6 million and $.31 per share of common stock for an estimated loss on power contracts for the twelve months following December 31, 1997. Both charge-offs are described in Notes 1 and 13 to the Consolidated Financial Statements. Offsetting these charges is an after-tax gain of approximately $1.3 million and $.12 per share of common stock from sale of non-utility property.

     Non-utility net income and earnings per share of common stock for 1997 reflect a gain of approximately $1.8 million and $.16, respectively, from the sale by the company's wholly owned subsidiary, Catamount Energy Corporation (Catamount) of its 8.1% partnership's interest in the NW Energy Williams Lake L.P. Project.

     Non-utility net income and earnings per share of common stock for 1996 were reduced by approximately $1.4 million and $.12, respectively, for expenses incurred in connection with a project currently under development by Catamount. These expenses would be reimbursed if this pending project reaches financial closing.

     The company filed for a 6.6% or $15.4 million general rate increase on September 22, 1997 to become effective June 6, 1998, to offset the increasing cost of providing service as more fully discussed in Rates and Regulation below.

     On April 30, 1996, the company received a rate order from the Vermont Public Service Board (PSB). The PSB order generally approved an agreement reached with the DPS that provided for a 5.5% increase in Vermont retail rates effective with bills rendered on June 1, 1996 and an additional 2% increase effective January 1, 1997. Combined, these rate increases produce annualized revenues of approximately $16 million. The PSB order also capped the company's allowed return on common equity in its Vermont retail business at 11% for 1996 and 1997.

     Earnings for 1995 reflect a $.15 per common share charge pursuant to a PSB Accounting Order requiring a write-off of 1994 restructuring costs, an $.08 per share gain on the sale by Catamount of approximately half of its limited partnership interest in the Appomattox Cogeneration project and the 5.07% retail rate increase.

Results of Operations.

The major elements of the Consolidated Statement of Income are discussed below.

Operating revenues and megawatt-hour (MWH) sales A summary of MWH sales and operating revenues for 1997, 1996 and 1995 is set forth below:

                                        MWH Sales                       Revenues (000's)

                              1997        1996        1995         1997       1996       1995
                              ----        ----        ----         ----       ----       ----
Residential                  945,199     957,733     946,342     $116,314   $108,603   $103,365
Commercial                   916,311     900,590     876,735      104,460     98,890     93,950
Industrial                   427,764     401,781     404,487       34,206     32,399     31,565
Other retail                   7,138       7,229       7,361        1,937      1,856      1,794
                           ---------   ---------   ---------     --------   --------   --------
   Total retail sales      2,296,412   2,267,333   2,234,925      256,917    241,748    230,674
                           ---------   ---------   ---------     --------   --------   --------
Resale sales:
  Firm                         1,051       1,717       4,860           46         81        223
  Entitlement                378,273     470,760     895,409       18,925     24,781     39,802
  Other                      827,818     770,542     580,048       22,265     18,705     13,269
                           ---------   ---------   ---------     --------   --------   --------
Total resale sales         1,207,142   1,243,019   1,480,317       41,236     43,567     53,294
                           ---------   ---------   ---------     --------   --------   --------
Other revenues                   -           -           -          6,579      5,486      4,309
                           ---------   ---------   ---------     --------   --------   --------
   Total                   3,503,554   3,510,352   3,715,242     $304,732   $290,801   $288,277
                           =========   =========   =========     ========   ========   ========

     Year-to-year fluctuations in total retail MWH sales are primarily affected by customer growth, Conservation and Load Management (C&LM) programs, as well as relative prices of alternate energy sources, weather patterns and conservation induced by price changes and income elasticity responses of customers. Retail MWH sales for 1997 increased 1.3% compared to 1996 reflecting the improving Vermont economy. However, retail revenues increased $15.2 million or 6.3% over last year due to a $12.8 million increase in revenues resulting from a two-phase retail rate increase discussed above and $2.4 million associated with a 1.3% increase in retail MWH sales.
Residential MWH sales decreased 1.3% reflecting moderate temperatures during the 1997 winter months. Commercial MWH sales increased 1.7% while industrial MWH sales increased 6.5% primarily due to increased megawatt-hour requirements by ski area customers.

     Retail MWH sales for 1996 increased 1.5% compared to 1995. Retail revenues increased $11.1 million or 4.8% over 1995 due to a $7.5 million increase in revenues resulting from the 5.5% retail rate increase effective June 1, 1996 and $3.6 million associated with a 1.5% increase in retail MWH sales. Residential and commercial MWH sales increased 1.2% and 2.7%, respectively, reflecting the normal cold weather experienced during the first quarter of 1996 while industrial MWH sales decreased .7% as a result of increased natural snow fall during 1996 reducing ski areas' megawatt-hour requirements for snow making.

     Entitlement MWH sales and revenues decreased for 1997 compared to 1996 primarily due to the scheduled termination of several sales agreements in late 1996.

     The decrease in entitlement MWH sales and revenues for 1996 is primarily due to the expiration, in October 1995, of a five year sale of part of the company's interest in the output of Vermont Yankee and Merrimack #2 and lower sellback of Hydro-Quebec power.

     Other resale sales and revenues for 1997 increased 7.4% and 19.0%, respectively, due to increased sales to New England Power Pool (NEPOOL) partially offset by a decrease in unit sales.

     Other resale sales and revenues increased for 1996 due to increased system capacity sales and sales to NEPOOL offset by a decrease in unit and off-system sales.

     The increases in other revenues for 1997 and 1996 resulted primarily from an increase in transmission revenues related to various transmission interconnection agreements.

     The table below summarizes the components of increases or decreases in revenues compared to the prior year (dollars in thousands):

                                                     1997       1996
         Revenue increase (decrease) from:
           Retail MWH sales                        $ 2,377    $ 3,557
           Retail rates                             12,792      7,517
           Changes in firm resale sales                (35)      (142)
           Changes in entitlement sales             (5,856)   (15,021)
           Changes in other resale sales             3,560      5,436
           Changes in other revenues                 1,093      1,177
                                                   -------    -------
         Net increase over prior year              $13,931    $ 2,524
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

                                              Year Ended December 31
                                            1997       1996       1995

         Nuclear generating companies        36%        36%        32%
         Canadian imports                    32         30         33
         PSNH--coal                           9          8          8
         Company-owned hydro                  5          6          4
         Jointly owned units                  1          2          4
         Small power producers                6          6          5
         Other sources                       11         12         14
                                            ---        ---        ---
                                            100%       100%       100%
                                            ===        ===        ===

     The company maintains a 1.7303% joint-ownership interest in Millstone Unit #3 (Unit #3) of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities (NU). The company also maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit and Wyman #4, a 619 MW oil-fired unit and owns a 31.3%, 2% and 3.5% equity interest in Vermont Yankee, Maine Yankee and Yankee Atomic, respectively. The company's entitlement percentage for Vermont Yankee is 35%. In addition, the company owns 20 hydroelectric generating units with a total nameplate capability of
41.2 MW and two gas-fired and one diesel-peaking units with a combined nameplate capability of 28.9 MW.

     On March 30, 1996, Unit #3 was shut down by the licensee due to numerous technical and non-technical problems and is on the Nuclear Regulatory Commission's (NRC) watch list. NU has restructured its nuclear organization and comprehensive plans are currently being implemented to restart Unit #3. The company was advised that NU anticipates returning Unit #3 to service by the end of the second quarter of 1998. However, the actual date Unit #3 returns to service is dependent upon the completion of independent inspections and reviews by the NRC and a vote by the NRC Commissioners. As such, the company currently believes that Unit #3 will not return to service until sometime after the second quarter of 1998. NU estimates that its total 1997 incremental operations and maintenance cost for Unit #3 is approximately $56.4 million. The company's share is about $1.0 million. In addition, the company incurred incremental power costs during 1997 of about $1.6 million and anticipates that 1998 incremental operations and maintenance costs will be approximately $.3 million. Incremental power costs for 1998 are estimated to be $130,000 per month.

     The company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU and Northeast Utilities Service Co.'s efforts relating to Unit #3. On August 7, 1997, the company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     In December 1996 and August 1997 the Board of Directors of Connecticut Yankee and Maine Yankee, respectively, decided to prematurely retire the Connecticut Yankee and Maine Yankee nuclear power plants from commercial operation and decommission the facilities.

     The decision to prematurely retire these nuclear power plants was based on economic analyses of the costs of operating them compared to the costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. Connecticut Yankee and Maine Yankee have been off-line since July 1996 and December 1996, respectively.

     In 1992, the Board of Directors of Yankee Atomic decided to permanently discontinue operation of the Yankee Atomic Nuclear Power Plant, and to decommission the facility.

     For additional information in regard to the permanent shutdown of the Connecticut Yankee, Maine Yankee and Yankee Atomic Nuclear Power Plants see
Note 2 to the Consolidated Financial Statements.

     The Vermont Yankee Nuclear Power Plant, which provides approximately one-third of the company's power supply, had no scheduled refueling outage in 1997 and had scheduled refueling outages from September 7 through November 5, 1996 and from March 17 through May 2, 1995.

     The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be complete by the end of 1999. The Company's 35% share of the total cost for this Project is expected to be about $6.3 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

     During scheduled nuclear refueling outages, the company purchases more costly replacement energy from other sources to satisfy energy needs. In accordance with current rate-making treatment, the company defers and amortizes to expense over their respective fuel cycles the incremental replacement energy and maintenance costs associated with refueling outages for the Yankee plants, three of which are permanently shutdown, and Unit #3 jointly owned nuclear generating unit. During 1996, the company deferred $1.5 million and $6.0 million of replacement energy and capacity costs, respectively, for Vermont Yankee and for 1995 deferred $2.4 million and $6.9 million of replacement energy and capacity costs, respectively, for Vermont Yankee, Maine Yankee, Connecticut Yankee and Unit #3. For the 1998 Vermont Yankee refueling outage, the company expects to defer approximately $1.2 million and $6.7 million for replacement energy and maintenance costs, respectively.

     In August 1997, Vermont Yankee received an unsolicited expression of interest to purchase Vermont Yankee. At this time no sale of Vermont Yankee appears likely.

     Under various long-term purchase power contracts expiring in 2016, the company receives varying amounts of capacity and energy from Hydro-Quebec. See Note 14 to the Consolidated Financial Statements for further details related to the Hydro-Quebec power contracts.

     Under a 30-year contract, which expires in April 1998, the company, through Vermont Electric Power Company, Inc., purchases 46.98 MW of capacity from Merrimack #2, a coal-fired generating plant owned by NU.

     The company, under long-term contracts, purchases power from a number of small power producers who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, wood, biomass and refuse-burning generation. During 1997, the company purchased 209,672 MWH of which approximately 153,012 MWH is associated with the Vermont Electric Power Producers and 37,446 MWH with a New Hampshire/Vermont solid waste plant.

     The company engages in purchases and sales with other electric utilities and with NEPOOL to take advantage of immediate pricing and other market conditions. These purchases are included in Other sources in the table above.

     The net cost components of purchased power and production fuel costs for the past three years were as follows (dollars in thousands):

                                         1997                  1996                  1995
                                   Units     Amount      Units     Amount      Units     Amount
Purchased and produced:
  Capacity (MW)                       527  $ 99,513          526  $ 86,431         585  $ 85,758
  Energy (MWH)                  3,470,235    71,930    3,445,259    67,991   3,603,446    63,907
                                           --------               --------              --------
     Total purchased power costs            171,443                154,422               149,665
  Production fuel (MWH)           237,064     1,820      295,802     1,570     348,528     2,358
                                           --------               --------              --------
     Total purchased power and
      production fuel costs                 173,263                155,992               152,023
  Less entitlement and other
  resale sales (MWH)            1,206,091    41,190    1,241,302    43,486   1,475,457    53,071
                                           --------               --------              --------
     Net purchased power and
      production fuel costs                $132,073               $112,506              $ 98,952
                                           ========               ========              ========

     The increase in purchased capacity cost of $13.1 million for 1997 over 1996 resulted from $7.4 million in higher prices, $.2 million increase in the amount of MW purchased and $5.5 million representing Connecticut Valley's estimated loss on power contracts for the twelve months following December 31, 1997 discussed in Note 13 to the Consolidated Financial Statements.

     The increase in purchased capacity cost of $.7 million for 1996 over 1995 resulted from $9.3 million in higher prices offset by a 10%, or $8.6 million, decrease in the amount of MW purchased.

     Energy costs are directly related to the variable prices of oil, nuclear fuel and coal but, more importantly, to the proportion of the company's purchased energy that comes from each of these fuel sources. The increase in energy costs for 1997 resulted from a 5.0% or $3.4 million increase in cost per MWH purchased and a .7%, or $.5 million increase in the amount of MWH purchased. The price increase results primarily from incremental replacement power costs associated with Unit #3 discussed above and Maine Yankee and Connecticut Yankee nuclear power plants discussed in Note 2 to the Consolidated Financial Statements.

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

     The company is responsible for paying its entitlement percentage of decommissioning costs for Vermont Yankee, Connecticut Yankee, Maine Yankee and Yankee Atomic as well as its joint ownership percentage of decommissioning costs for Unit #3. See Notes 2 and 14 to the Consolidated Financial Statements. The staff of the Securities and Exchange Commission has questioned certain current accounting practices of the electric utility industry, including the company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the industry-wide accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning costs are changed, it is possible that annual expense provisions for decommissioning costs could increase, the total estimated costs for decommissioning could be recorded as a liability, and income from external decommissioning trusts could be reported as investment income instead of a reduction to decommissioning expense. The company does not believe that such changes, if required, would have an adverse effect on results of operations due to its ability to recover decommissioning costs through the regulatory process. See Liquidity and Capital Resources - Competition, for related information.

     Due to increased generation at the Wyman #4 and the Joseph C. McNeil generating stations, production fuel costs increased for 1997 compared to 1996.

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

     Based on present commitments and contracts, the company expects that net purchased power and production fuel costs will be approximately $134.2 million, $139.3 million and $143.8 million for the period 1998 through 2000.

PRODUCTION AND TRANSMISSION Due to increased production costs, primarily related to Unit #3 and higher transmission costs, production and transmission expenses increased $1.5 million compared to 1996.

OTHER OPERATION EXPENSES In accordance with a PSB Accounting Order issued in January 1996, the company expensed, in December 1995, approximately
$2.9 million of deferred restructuring costs. This recognition combined with reduced amortization of about $.8 million for 1996, decreased other operation expenses approximately 9.5% compared to 1995.

MAINTENANCE EXPENSES Maintenance expenses associated with the company's joint ownership interest in Unit #3 increased for 1997 compared to 1996. However, this increase was partially offset by a decrease in maintenance expenses related to the company's hydroelectric generating facilities.

     The $2.1 million or 15.9% increase in maintenance expenses for 1996 compared to 1995 is primarily attributable to maintenance expenses associated with Unit #3.

INCOME TAXES Federal and state income taxes fluctuate with the level of pre-tax earnings. These taxes decreased for 1997 and 1996 as a result of lower pre-tax earnings.

OTHER INCOME AND DEDUCTIONS Equity in earnings of affiliates was about the same for all periods presented.

     Allowance for equity and borrowed funds used during construction decreased for 1997 compared to 1996 due to a lower level of construction expenditures partially offset by higher rate used for capitalization of these funds.

     The 1996 increase is due to a higher level of construction expenditures and higher rates used for capitalization of these funds.

     The increase in other income, net for 1997 results from a $2.9 million gain on sale of a non-utility investment discussed in Financing and Capitalization, Diversification below and a $2.1 million gain from sale of non-utility property.

     The decrease in other income, net for 1996 compared to 1995 is primarily due to approximately $2.3 million of expenses incurred in connection with a non-utility project currently under development in Summersville, West Virginia. These expenses would be reimbursed if this pending project reaches financial closing. The decrease was offset by insurance proceeds of $1.3 million recorded in the first quarter of 1996, higher income from Catamount's operating investments and an increase in interest and dividend income.

OTHER INTEREST EXPENSE Other interest expenses declined for 1997 and 1996 due to a decrease in short-term debt levels.


EXTRAORDINARY CHARGE The extraordinary charge net of taxes of $.8 million relates to the discontinued application of SFAS No. 71 for Connecticut Valley.

CASH DIVIDENDS PAID

Common

     The increase in common dividends paid for 1997 results from the full year impact of the 10% increase in the quarterly common dividend paid (from $.20 to $.22 per share) on the company's outstanding common stock beginning in August and November 1996.

     The 1996 increase compared to 1995 results from the partial year impact of the 10% increase in the quarterly common dividend paid discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CONSTRUCTION The company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities generated $41.8 million in 1997, $42.7 million in 1996 and $41.7 million in 1995.

     The company ended the 1997 year with cash and cash equivalents of $16.5 million, an increase of $10.1 million from the beginning of the year. The increase in cash for 1997 was the result of $41.8 million provided by operating activities, $8.9 million used for investing activities and $22.8 million used for financing activities.

Operating Activities Net income, depreciation and deferred income taxes and investment tax credits provided $26.7 million. About $15.1 million of cash was provided from fluctuations in working capital and other operating activities.

Investing Activities Construction and plant expenditures consumed approximately $13.8 million while $4.0 million was used for C&LM programs and non-utility investments. Approximately $8.9 million was provided by sale of investment and non-utility property, investments in affiliates and by a reduction in an escrow account to fund a non-utility investment.

Financing Activities Dividends paid on common stock were $10.1 million, while preferred stock dividends were $2.5 million. Short-term obligations, retirement of long-term debt, retirement of preferred stock and the repurchase of common stock required $5.1 million, $3.0 million, $1.0 million and $1.1 million, respectively.

     Excluding allowance for funds used during construction, construction expenditures are estimated at $18.8 million, $17.1 million and $15.4 million for the years 1998 through 2000, respectively.

ELECTRIC INDUSTRY RESTRUCTURING

     The electric utility industry is in a period of transition that may result in a shift away from ratemaking based on cost of service and return on equity to more market-based rates. Many states, including Vermont and New Hampshire, where the Company does business, are exploring new mechanisms to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system.

Vermont

     On December 31, 1996, the PSB issued a Report and Order (the Report) outlining a restructuring plan (the Plan), subject to legislative approval, for the Vermont electric utility industry.

     Due to uncertainty surrounding legislative schedules, the PSB, on April 18, 1997, issued an Order which suspended, pending further legislative action or future PSB Orders, certain filing deadlines for reports and plans to be completed in connection with the Plan.

     In an effort to achieve a negotiated resolution to the issues surrounding the restructuring of the Vermont electric utility industry, the Company, Green Mountain Power Corporation, the DPS and representatives of the Governor of the State of Vermont developed a Memorandum of Understanding (MOU) in February 1997 establishing a plan for implementing restructuring in Vermont. Although concepts of the MOU are still under consideration, no action has been taken on the MOU by the Legislature.

     On April 3, 1997, Senate bill 62 (S.62), an act relating to electric industry restructuring was passed by the Vermont Senate. Pursuant to S.62, electric utility customers would be entitled to purchase electricity in a competitive market place and could choose their electricity supplier. Incumbent investor-owned electric utilities, including the Company, would be required to separate their regulated distribution and transmission operations into affiliate entities that are functionally separate from competitive generation and retail operations. S.62 provides for the recovery of a portion of investor-owned utility's "above market costs" which may be stranded on account of the introduction of competition within their service area. When considering the recovery of such amounts, S.62 would require that the PSB weigh the goal of sharing net prudently incurred, discretionary above-market costs "evenly" between utilities and customers against other goals including preserving the continuing financial integrity of the existing utility and respecting the just interests of investors. The company believes that the unmodified provisions of S.62 would not meet the criteria for continuing application of SFAS No. 71. S.62 also creates an incentive for the Company to take steps to close the Vermont Yankee Nuclear Power Station by conditioning the recovery of certain plant-related stranded costs on the decision of its owners to cease operations in 1998, unless the PSB agrees to allow the plant to run for up to two more refuelings to avoid power shortages or for other public interest reasons. To become law, S.62 would have to be passed by the Vermont House of Representatives in its current session which began in January 1998 and runs through April 1998 and signed by the Governor of the State of Vermont.

     At this time, the Vermont House of Representatives is not considering
S.62 but instead convened a special committee of the Vermont House of Representatives to study matters relating to the reform of Vermont's electric utility system. That committee issued recommendations in a report and legislation has been proposed that would provide for reform but not adopt the recommendations concerning customer choice and competition set forth in the PSB's Report and Order or the MOU. Other legislation intending to advance a portion of the PSB Report and Order and the MOU have also been introduced. Therefore, at this time, it cannot be determined whether future restructuring legislation will be enacted in 1998 that would conform to the concepts developed by the Report, the MOU, S.62 or the House Special Committee report.

New Hampshire

     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC), directed by the New Hampshire legislature, established a Pilot Program (Pilot) to determine the implications of retail competition in the electric utility industry. The Pilot is for a two-year period beginning in May 1996 and is open to all electric utilities and to 3% of all classes of customers in New Hampshire. The company competed as a competitive supplier to acquire additional load currently served by other New Hampshire utilities and to retain load currently served by Connecticut Valley. The company acquired new customers with combined annual electric use totaling approximately 20,000 megawatt hours.

     On February 28, 1997 the NHPUC published its detailed Final Plan to restructure the electric utility industry in New Hampshire. Also on February 28, 1997, the NHPUC, in a supplemental order specific to Connecticut Valley, found that Connecticut Valley was imprudent for not terminating the Federal Energy Regulatory Commission (FERC)- authorized power contract between Connecticut Valley and the company, required Connecticut Valley to give notice to cancel its contract with the company and denied stranded cost recovery related to this power contract. Connecticut Valley filed for rehearing of the February 28, 1997 NHPUC Order.

     On April 7, 1997, the NHPUC issued an Order addressing certain threshold procedural matters raised in motions for rehearing and/or clarification filed by various parties, including Connecticut Valley, relative to the Final Plan and interim stranded cost orders. The April 7, 1997 Order stayed those aspects of the Final Plan that are the subject of rehearing or clarification requests and also stayed the interim stranded cost orders for the various parties, including Connecticut Valley. As such, those matters pertaining to the power contract between Connecticut Valley and CVPS were stayed. The suspension of these orders was to remain in effect until two weeks following the issuance of any order concerning outstanding requests for rehearing and clarification.

     On March 20, 1998, the NHPUC issued an order which affirms, clarifies and modifies various generic policy statements including the reaffirmation to establish rates on the basis of a regional average announced previously in its February 28, 1997 Final Plan. The March 20, 1998 order also addresses all outstanding motions for rehearings or clarification relative to the policies or legal positions articulated in the Final Plan and removes the stay covering the Company's interim stranded cost order.

     On November 17, 1997, the City of Claremont, New Hampshire (Claremont), filed with the NHPUC a petition for a reduction in Connecticut Valley's electric rates. Claremont based its request on the NHPUC's earlier finding that Connecticut Valley's failure to terminate its wholesale power contract with the company as ordered in the NHPUC Stranded Cost Order of February 28, 1997 was imprudent. Under the wholesale power purchase contract with the company, Connecticut Valley may terminate service at the end of a service year, provided it has given written notice of termination prior to the beginning of that service year. Claremont alleges that if Connecticut Valley had given written notice of termination to the company in 1996 when legislation to restructure the electric industry was enacted in New Hampshire, Connecticut Valley's obligation to purchase power from the company would have terminated as of January 1, 1998.

     On November 26, 1997, Connecticut Valley filed a request with the NHPUC to increase the Fuel Adjustment Clause (FAC), Purchased Power Cost Adjustment
(PPCA) and short-term energy purchase rates effective on or after January 1, 1998. The requested increase in rates results from higher forecast energy and capacity charges on power Connecticut Valley purchases from the company plus removal of a credit effective during 1997 to refund overcollections from 1996. Connecticut Valley objected to the NHPUC's notice of intent to consolidate Claremont's petition into the FAC and PPCA docket, stating that Claremont's complaint should be heard as part of the NHPUC restructuring docket. Over Connecticut Valley's objection at the hearing on December 17, 1997, the NHPUC consolidated Claremont's petition with Connecticut Valley's FAC and PPCA proceeding.

     In an Order dated December 31, 1997 in Connecticut Valley's FAC and PPCA docket, the NHPUC found Connecticut Valley acted imprudently by not terminating the wholesale contract between Connecticut Valley and the company, notwithstanding the stays of its February 28, 1997 Orders. The NHPUC Order further directed Connecticut Valley to freeze its current FAC and PPCA rates (other than short term rates to be paid to certain Qualifying Facilities) effective January 1, 1998, on a temporary basis, pending a hearing to determine: 1) the appropriate proxy for a market price that Connecticut Valley could have obtained if it had terminated its wholesale contract with the Company; 2) the implications of allowing Connecticut Valley to pass on to its customers only that market price; and 3) whether the NHPUC's final determination on the FAC and PPCA rates should be reconciled back to January 1, 1998 or some other date.

     On January 12, 1998, Connecticut Valley filed a motion for rehearing alleging, among other things, that the NHPUC failed to adequately notify Connecticut Valley of the NHPUC's intent to consider the issues that were addressed during the December 17, 1997 hearing and ultimately were ruled on in Order No. 22,815. Connecticut Valley claimed that the NHPUC provided "insufficient notice of an evidentiary hearing on prudence." Connecticut Valley also claimed (a) the NHPUC exceeded its jurisdiction by using the FAC/PPCA proceeding to advance its restructuring agenda, (b) the NHPUC's prudence determination is preempted by Federal law, and (c) the NHPUC made an imprudence finding without basic findings of fact or sufficient record evidence.

     On January 14, 1998, the City of Claremont filed an objection to Connecticut Valley's rehearing request. It claimed that Connecticut Valley was afforded sufficient notice and that the NHPUC properly exercised its traditional rate making powers in Order No. 22,815.

     On January 19, 1998, Connecticut Valley and the company filed with the Federal District Court for a temporary restraining order to maintain the status quo ante by staying NHPUC Order No. 22,815 and preventing the NHPUC from taking any action that (i) compromises cost-based rate making for Connecticut Valley or otherwise seeks to impose market price-based rate making on Connecticut Valley; (ii) interferes with the FERC's exclusive jurisdiction over the company's pending application to recover wholesale stranded costs upon termination of its wholesale power contract with Connecticut Valley; or
(iii) prevents Connecticut Valley from recovering through retail rates the stranded costs and purchased power costs that it incurs pursuant to its FERC-authorized wholesale rate schedule with the company. The Federal Court has not yet ruled on the company's filing.

     On January 20, 1998, the NHPUC issued Order No. 22,838 which declined the request to increase FAC and PPCA rates retroactive to January 1, 1998. All other requests for relief in Connecticut Valley's motion for rehearing were denied. The NHPUC did expand the scope of its hearing to take evidence regarding the prudence of Connecticut Valley's decision to not unilaterally terminate the wholesale power contract between Connecticut Valley and the company. On February 23, 1998, the NHPUC announced from the bench that it reaffirmed its finding of imprudence and would designate a proxy market price for power at 4 cents per kwh in lieu of the actual amounts arising pursuant to the wholesale power contract with the company. In addition, the NHPUC indicated that it would permit Connecticut Valley to maintain its current rates pending a decision in Connecticut Valley's appeal of the NHPUC Order to the New Hampshire Supreme Court, provided Connecticut Valley can provide financial assurance that it will be able to satisfy any ultimate refund obligation. The company is awaiting the issuance of the NHPUC's written order.

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement from the bench, which results in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualifies, as of December 31, 1997, for the application of SFAS No. 71. As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business for the year ended December 31, 1997. This write-off amounted to approximately $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss as of December 31, 1997 under SFAS No. 5, "Accounting for Contingencies," representing Connecticut Valley's estimated loss on power contracts for the twelve months following December 31, 1997. The company expects but cannot be certain that it will be able to recover these costs beginning in 1999.

     These write-offs result in a violation of certain financial covenants associated with Connecticut Valley's loan with Citizens Bank of New Hampshire. This loan with an outstanding balance of $3.75 million will be in default
30 days after notice from the bank of the violation of certain financial covenants unless the default is otherwise cured or waived. The notice has not yet been tendered by the bank. Under a default, the bank has the right to accelerate the repayment of the outstanding loans. Connecticut Valley has outstanding long-term debt of $3.75 million as well as $.25 million of short-term debt currently outstanding under the committed line of credit with Citizens Bank. A default in the $3.75 million loan would also cause a cross default of the $.25 million of short-term debt outstanding. If these loans go into default, there will be no cross defaults of any of the company's or its other subsidiaries' loan agreements. Connecticut Valley has provided notice to the bank of its violations and is currently discussing remedies with the bank.

     On June 25, 1997, the company filed with the FERC a notice of termination of its power supply contract with Connecticut Valley, conditional upon the company's request to impose a surcharge on the company's transmission tariff to recover the stranded costs that would result from the termination of its contract with Connecticut Valley. The amount requested was $44.9 million plus interest at the prime rate to be recovered over a ten-year period. In its Order dated December 18, 1997 in Docket No. ER97-3435-000, the FERC rejected the company's proposed stranded cost surcharge mechanism but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC also rejected the company's arguments concerning the applicability of stated FERC policies regarding retail stranded costs, multi-state regulatory gaps and the implications of state restructuring initiatives. The company has filed a motion seeking rehearing of the FERC's December 18, 1997 Order. In addition, and in accordance with the December 18, 1997 FERC Order, on January 12, 1998 the company filed a request with the FERC for an exit fee mechanism to collect $44.9 million in a lump sum, or in installments with interest at the prime rate over a ten-year period, to cover the stranded costs resulting from the cancel-lation of Connecticut Valley's power contract with the company.

     On March 11, 1998, the FERC issued an order accepting for filing the Company's request for an exit fee effective March 14, 1998, and set hearings to determine: whether Connecticut Valley will become an unbundled transmission customer of the Company, the Company's expectation as to the period of time it would serve Connecticut Valley, and the allowable amount of the exit fee. The FERC also rejected the Company's June 25, 1997 notice of termination indicating that the notice can be resubmitted when the power contract is proposed to be terminated.

     If the Company is unable to obtain an order authorizing the full recovery amount of the exit fee, or other appropriate mechanism, the company would be required to recognize a loss under SFAS No. 5 totaling approximately $75.0 million on a pre-tax basis. Furthermore, the company would be required to write-off approximately $4.0 million in regulatory assets associated with its wholesale business under SFAS No. 71 on a pre-tax basis. Conversely, even if the company obtains a FERC order authorizing the requested exit fee, Connecticut Valley would be required to recognize a loss under SFAS No. 5 of approximately $40.0 million on a pre-tax basis unless Connecticut Valley has obtained an order by the NHPUC or other appropriate body directing the recovery of those costs in Connecticut Valley's retail rates. Either of these reasonably possible outcomes could occur during calendar year 1998.

     For further information on New Hampshire restructuring issues and other regulatory events in New Hampshire affecting the company or Connecticut Valley, see the company's form 8-K dated February 28, 1997, January 12, 1998 and January 28, 1998, Forms 10-Q for the quarters ended March 31, 1996, June 30, 1996, September 30, 1996, March 31, 1997, June 30, 1997 and September 30,
1997, and Item 1. Business-New Hampshire Retail Rates, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Electric Industry Restructuring-New Hampshire and Item 8. Financial Statements and Supplementary Data-Note 17, Subsequent Event (Unaudited) in Central Vermont's 1996 Form 10-K.
     The company has initiated and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. The company cannot predict whether the ultimate outcome of this matter. However, an adverse resolution could have a material adverse effect on the company's results of operations, cash flows, and ability to obtain capital at competitive rates.

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

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. SFAS No. 71 requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

     As described in Note 1 of Notes to Consolidated Financial Statements, included in the company's 1997 Annual Report on Form 10-K, the company believes it currently complies with the provisions of SFAS No. 71 for its regulated Vermont retail and FERC regulated wholesale businesses. In the event the company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $73.0 million on a pre-tax basis as of December 31, 1997. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

     The Securities and Exchange Commission has questioned the ability of certain utility companies continuing the application of SFAS No. 71 where legislation provides for the transition to retail competition. Deregulation of the price of electricity issues related to the application of SFAS No. 71 and 101, as to when and how to discontinue the application of SFAS No. 71 by utilities during transition to competition has been referred to the Financial Accounting Standards Board's Emerging Issues Task Force (EITF).

     The EITF has reached a tentative consensus, and no further discussion is planned, that regulatory assets should be assigned to separable portions of the company's business based on the source of the cash flows that will recover those regulatory assets. Therefore, if the source of the cash flows is from a separable portion of the company's business that meets the criteria to apply SFAS No. 71, those regulatory assets should not be written off under SFAS
No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71," but should be assessed under paragraph 9 of SFAS No. 71 for realizability.

     SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," which was implemented by the company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of December 31, 1997, based upon the regulatory environment within which the company currently operates, SFAS No. 121 did not have an impact on the company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

     Because the company is unable to predict what form possible future legislation will take, it cannot predict if or to what extent SFAS Nos. 71 and 121 will continue to be applicable in the future. In addition, if the company is unable to mitigate or otherwise recover stranded costs that could arise from any potentially adverse legislation or regulation, the company would have to assess the likelihood and magnitude of losses incurred under SFAS No. 5.

     As such, the company cannot predict whether any restructuring legislation enacted in Vermont would have a material adverse effect on the company's operations, financial condition or credit ratings. However, the company's failure to recover a significant portion of its purchased power costs, would likely have a material adverse effect on the company's results of operations, cash flows and ability to obtain capital at competitive rates. It is possible that stranded cost exposure associated with SFAS Nos. 5, 71, and 121, before mitigation could exceed the company's current total common stock equity.

FINANCING AND CAPITALIZATION

UTILITY The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions. On November 7, 1997, the company implemented a 364 day committed Revolving Credit and Competitive Advance Facility (Credit Facility) with a group of banks providing for up to $50 million of Credit Facility which upon PSB regulatory approval will become a three year revolving credit facility. This Credit Facility will be used for general corporate purposes and replaced $31 million of the committed and uncommitted lines of credit.

     Short-term borrowings are supported by the committed Revolving Credit and competitive Advance Facility. In the past, the company has been able to finance its construction and C&LM programs out of net-cash generated by operating activities and it expects to meet future commitments in the same manner.

     Connecticut Valley maintains a $.8 million committed line of credit for its construction program and for other corporate purposes which expires on May 31, 1998. Borrowings under this short-term debt arrangement are at interest rates ranging from less than prime to the prime rate. Connecticut Valley had $625,000 and $550,000 outstanding short-term debt at December 31, 1997 and 1996, respectively.

     In regard to Connecticut Valley's long-term debt see Note 7 to the Consolidated Financial Statements.

     On June 3, 1996, the company's Board of Directors increased the quarterly dividend rate from $.20 to $.22 payable August 15, 1996.

     The company, through a common stock repurchase program initiated in 1994 and subsequently suspended in order to preserve capital for use in industry restructuring and other business purposes, has purchased 362,447 shares of its common stock in open market transactions at an average price of $13.04 per share. These transactions are recorded as treasury stock, at cost, in the company's Consolidated Balance Sheet.

     The company's capital structure ratios (including amounts of long-term debt due within one year) for the past three years were as follows:

                                                      December 31
                                                1997      1996    1995
                                                ----      ----    ----
           Common stock equity                   54%       53%     52%
           Preferred stock                        8         8       8
           Long-term debt                        33        34      35
           Long-term lease arrangements           5         5       5
                                                ---       ---     ---
                                                100%      100%    100%
                                                ===       ===     ===

     Current credit ratings of the company's securities as reaffirmed by Duff & Phelps and Standard & Poor's are as follows:

                                   Duff &       Standard
                                   Phelps       & Poor's
                                   ------       --------
          First Mortgage Bonds      BBB              A-
          Corporate Credit Rating                  BBB
          Preferred Stock           BBB-           BBB-


     On January 22, 1998, Standard & Poor's revised its ratings outlook on the company to negative from stable stating that the revised outlook reflects the adverse ruling by the NHPUC related to Connecticut Valley discussed above.

NON-UTILITY Catamount, a wholly owned subsidiary of the Company, implemented a credit facility in July 1996 which provides for up to $8.0 million of letters of credit and working capital loans. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve requirement in the Appomattox Cogeneration project.

     SmartEnergy, also a wholly owned subsidiary of the Company, maintained $.5 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. SmartEnergy had no outstanding borrowings under this facility at December 31, 1996 and $25,000 at December 31, 1997. This line of credit was cancelled on February 9, 1998.

     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

C&LM PROGRAMS The primary purpose of these programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs. Total C&LM expenditures in 1996 and 1997 were $3.5 million and $2.7 million, respectively.

DIVERSIFICATION Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in five operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; and Hopewell, Virginia. In addition, Catamount has interests in a project under construction in Thetford, England, and under development in Summersville, West Virginia, and Fort Dunlop, England. Catamount's after-tax earnings were $4.1 million, $.5 million and $2.5 million for 1997, 1996 and 1995, respectively. Earnings for 1997 and 1995 include a net of tax gain of approximately $1.8 million and $.9 million from the sale of NW Energy Williams Lake L.P. and the partial sale of Appomattox Cogeneration Project, respectively. Also, results of operation for 1997 and 1996 include
$.4 million and $2.3 million of pre-tax expenses related to the Gauley River project in Summersville, West Virginia. These expenses would be reimbursed if this pending project reaches financial closing.

     SmartEnergy was formed to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services. SmartEnergy incurred losses of $.7 million for 1997 and $.3 million for 1995, and earnings of $.3 million for 1996.

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

1997 Retail Rate Case: On September 22, 1997, the company filed for a 6.6% or $15.4 million general rate increase to become effective June 6, 1998 to offset increasing cost of providing service. Approximately $14.3 million or 92.9% of the rate increase request is to recover contractual increases in the cost of power the company purchases from Hydro-Quebec.

     At the same time, the company also filed a request to eliminate the winter-summer rate differential and price electricity the same year-round. The change would be revenue-neutral within classes of customers and overall. Over time, customers would see a leveling off of rates so they would pay the same per kilowatt-hour during the winter and summer months.

     The PSB has decided to appoint an independent investigator to examine the company's decision to buy power from Hydro-Quebec. The company has filed a motion with the PSB stating that the PSB already examined the company's decision to buy power from Hydro-Quebec and, therefore, the PSB as well as other parties should be barred from reviewing its past decision on Hydro-Quebec. However, the company does not object to the independent investigator or others looking at issues of management of the power supply since the company's last rate case.

     During February 1998, the Vermont Department of Public Service (DPS) filed testimony in opposition to the company's 6.6% or $15.4 million retail rate increase request. As a result of its testimony, the DPS is recommending that the PSB instead reduce the company's current retail rates by approximately 2.5% or $5.7 million. The company cannot predict whether the PSB will adopt any or all of the DPS recommendation. As a result, the company cannot predict whether the ultimate outcome of this matter would have a material adverse effect on the company's results of operations, cash flows, and ability to obtain capital at competitive rates.

     The PSB has recently issued an Order in a Green Mountain Power Corporation (GMP) rate case. That Order found GMP's decision to lock-in the Hydro-Quebec VJO contract in 1991 imprudent and further found that the contract was not used and useful. As such, the PSB concluded that a large portion of the contract's costs should not be imposed on consumers and were disallowed.

     The Company is one of the 13 participants in the VJO contract and has pending before the PSB a 6.6% rate increase that is primarily intended to recover increases in the cost of power the Company purchases pursuant to the VJO contract. The Company cannot predict the outcome of this proceeding. However, if the Company were to receive an order similar to that obtained by GMP, such an order could have a material adverse effect on the Company's financial condition.

1996 Retail Rate Case: The company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996. On February 13, 1996, the company reached an agreement with the DPS regarding this rate increase request. On April 30, 1996, the company received a rate order from the PSB generally approving the agreement.

     Under the terms of the Agreement approved by the PSB, the company increased its Vermont retail rates 5.5% effective June 1, 1996 and 2% effective January 1, 1997. In addition, the Agreement capped the company's allowed return on common equity in its Vermont retail business for 1996 and 1997 at 11%, by requiring the company to reduce deferred C&LM costs to the extent its Vermont retail return on common equity would otherwise exceed 11%, and prohibited the company from seeking any increase in Vermont retail rates which would become effective before January 1, 1998, except for extraordinary circumstances. The Agreement also required the company to recognize in 1997, for accounting purposes, approximately $5.8 million in power cost reductions associated with a Memorandum of Understanding with Hydro-Quebec and to file for a rate reduction if the company was successful in negotiating any further modifications to the Contract with Hydro-Quebec that resulted in a reduction in the cost of power from Hydro-Quebec between February 12, 1996 and December 31, 1997. Pursuant to the common equity cap of 11%, the company recognized in 1996 approximately $147,000 C&LM costs that would have otherwise been deferred.

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

     During proceedings related to the April 30, 1996 Order, certain intervening parties petitioned the PSB for a management audit of the company. In an Order dated April 10, 1996, the PSB severed the management audit issue from the rate proceeding. The PSB held a status conference on May 6, 1996 to address whether there should be such an audit as well as other related issues. Hearings for the management audit issue were held on July 16, 1996 and August 29, 1996 addressing issues related to management practices.

     In an Order dated April 17, 1997, the PSB rejected the idea of a traditional management audit of the company and instead ordered an independent forward-looking analysis of three of the company's management policies and practices focusing on three areas: 1) Transmission of information to the company's Board of Directors by management. 2) Cost-benefit analyses for major corporate decisions. 3) Implementation of the company's ethics and conflict of interest policy. An independent analysis on these areas began during the first quarter of 1998.

Connecticut Valley: On November 26, 1997, Connecticut Valley filed a request with the NHPUC to increase the FAC, PPCA and short-term energy purchase rates effective on or after January 1, 1998. The requested increase in rates results from higher forecast energy and capacity charges on power Connecticut Valley purchases from the company plus removal of credit effective during 1997 to refund overcollections from 1996.

     In an order dated December 31, 1997, the NHPUC directed Connecticut Valley to freeze its current FAC and PPCA rates (other than short-term rates to be paid to certain Qualifying Facilities) effective January 1, 1998, on a temporary basis pending a hearing to determine: 1) the appropriate proxy for a market price that Connecticut Valley could have obtained if it had terminated its wholesale contract with the company; 2) the implications of allowing Connecticut Valley to pass on to its customers only that market price; and
3) whether the NHPUC's final determination on the FAC and PPCA rates should be reconciled back to January 1, 1998 or some other date. See Electric Industry Restructuring discussed above and in Note 13 to the Consolidated Financial Statements for additional information.

     On July 23, 1996, Connecticut Valley filed with the NHPUC for an 8.8% or approximately $1.6 million base rate increase to become effective
September 22, 1996. The increase was to recover increased operating costs and costs of improvements to the electric system. As part of the permanent rate increase, Connecticut Valley also requested a temporary rate increase of 5.4% or approximately $.9 million. The NHPUC granted Connecticut Valley a temporary rate increase of 5.4% effective with bills rendered October 1, 1996. On January 21, 1997, Connecticut Valley and the NHPUC Staff reached a settlement in principle regarding the permanent rate increase. The settlement, approved by the NHPUC, provided for a 6.4% permanent rate increase and sets Connecticut Valley's allowed return on common equity at 10.2%. Recoupment revenues for the period October 1, 1996 and March 30, 1997, and rate case expenses were recovered through a temporary billing surcharge of approximately 2.2% of total bill effective during the period April 1 through November 30, 1997, when off-peak rates were in effect. As approved by the NHPUC, this billing surcharge resumed on March 1, 1998 to recover expenses incurred in connecion with the pilot program.

YEAR 2000 INFORMATION SYSTEMS MODIFICATIONS The company has assessed the impact of the year 2000 issue on its computer systems and applications. During 1997, the company incurred costs of approximately $.1 million and estimates that about $2.5 million will be incurred in 1998 and $.2 million will be incurred in 1999 to modify its existing computer systems and applications which are expected to be completed during the second quarter of 1999. During the first quarter of 1998, the company requested an accounting order from the PSB to defer approximately $2.1 million of associated incremental operating and maintenance costs. The company believes that based on the current regulatory process, these costs will be recovered through the regulatory process and therefore they do not represent the potential for a material adverse effect on its financial position or results of operations.

INFLATION The annual rate of inflation, as measured by the Consumer Price Index, was 1.7% for 1997, 3.3% for 1996 and 2.5% for 1995. The company's revenues, however, are based on rate regulation that generally recognizes only historical costs. Although the rate of inflation has eased, it continues to have an impact on most aspects of the business.

NEW ACCOUNTING PRONOUNCEMENTS In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 became effective January 1, 1997 for the company due to an amendment of its receivables purchase agreement. See Note 9 to the Consolidated Financial Statements. In February 1997, the FASB issued SFAS
No. 128, "Earnings per Share," effective for both interim and annual periods ending after December 15, 1997. Earlier application was not permitted. Refer to Notes 9 and 15 to the Consolidated Financial Statements for additional information regarding these pronouncements.

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

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements and Supplementary Data

                                                                 Page No.

Report of Independent Public Accountants. . . . . . . . . . .      42


Financial Statements:

  Consolidated Statement of Income for each of the
   three years ended December 31, 1997 . . . . . . . . . . .       43


  Consolidated Statement of Cash Flows for each of
   the three years ended December 31, 1997 . . . . . . . . .       44


  Consolidated Balance Sheet at December 31, 1997
   and 1996 . . . . . . . . . . . . . . . . . . . . . . . . .      45


  Consolidated Statement of Capitalization at
   December 31, 1997 and 1996 . . . . . . . . . . . . . . . .      46


  Consolidated Statement of Changes in Common Stock
   Equity for each of the three years ended
   December 31, 1997 . . . . . . . . . . . . . . . . . . . .       47


  Notes to Consolidated Financial Statements . . . . . . . .       48

Report of Independent Public Accountants
  To the Board of Directors of
  Central Vermont Public Service Corporation:

     We have audited the accompanying consolidated balance sheet and statement of capitalization of Central Vermont Public Service Corporation and its wholly owned subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Vermont Public Service Corporation and its wholly owned subsidiaries as of December 31, 1997 and 1996 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP


Boston, Massachusetts
February 23, 1998

<CAPTIOM>
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)


                                                  Year Ended December 31
                                               1997        1996        1995
Operating Revenues                           $304,732    $290,801    $288,277
                                             --------    --------    --------
Operating Expenses
            Operation
              Purchased power                 171,443     154,422     149,665
              Production and transmission      22,417      20,941      20,883
              Other operation                  40,909      38,098      42,116
            Maintenance                        15,333      14,918      12,874
            Depreciation                       16,931      17,960      17,297
            Other taxes, principally property
             taxes                             11,490      10,971      10,543
            Taxes on income                     7,573      10,216      10,662
                                             --------    --------    --------
            Total operating expenses          286,096     267,526     264,040
                                             --------    --------    --------

Operating Income                               18,636      23,275      24,237
                                             --------    --------    --------

Other Income and Deductions
            Equity in earnings of affiliates    3,214       3,302       3,292
            Allowance for equity funds during
             construction                          75         347         243
            Other income, net                   6,522       2,447       2,493
            Provision for income taxes         (1,590)         (4)       (246)
                                             --------    --------    --------
            Total other income and deductions,
             net                                8,221       6,092       5,782
                                             --------    --------    --------

Total Operating and Other Income               26,857      29,367      30,019
                                             --------    --------    --------

Interest Expense
            Interest on long-term debt          9,337       9,473       9,544
            Other interest                        400         615         798
            Allowance for borrowed funds
             during construction                  (31)       (163)       (174)
                                             --------    --------    --------
Total interest expense, net                     9,706       9,925      10,168
                                             --------    --------    --------

Net Income Before Extraordinary Charge         17,151      19,442      19,851
Extraordinary Charge Net of Taxes                 811         -           -
                                             --------    --------    --------
Net Income                                     16,340      19,442      19,851

Preferred Stock Dividends Requirements          2,028       2,028       2,028
                                             --------    --------    --------

Earnings Available For Common Stock          $ 14,312    $ 17,414    $ 17,823
                                             ========    ========    ========
Average Shares of Common Stock
 Outstanding                               11,458,735  11,543,998  11,648,981
Basic and Diluted Share of Common Stock:
  Earnings before extraordinary charge          $1.32       $1.51       $1.53
  Extraordinary charge                          $ .07          -           -

Earnings Per Basic and Diluted Share of Common
 Stock                                          $1.25       $1.51       $1.53

Dividends Paid Per Share of Common Stock        $ .88       $ .84       $ .80


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                    Year Ended December 31
                                                  1997       1996       1995
Cash Flows Provided (Used) By Operating
 Activities
             Net income                        $ 16,340   $ 19,442   $ 19,851
             Adjustments to reconcile net
              income to net cash provided by
              operating activities
                Depreciation                     16,931     17,960     17,297
                Deferred income taxes and
                 investment tax credits          (6,529)       464      2,707
                Extraordinary charge              1,198        -          -
                Allowance for equity funds
                 during construction                (75)      (347)      (243)
                Net deferral and amortization
                 of nuclear replacement energy
                 and maintenance costs            4,913     (1,773)    (3,299)
                Amortization of conservation &
                 load management costs            7,018      5,651      3,362
                Amortization of restructuring
                 costs                              -          327      3,937
                Gain on sale of investment       (2,891)       -       (1,517)
                Gain on sale of property         (2,095)      (700)       -
                (Increase) decrease in accounts
                 receivable and unbilled revenues   855     (1,076)    (1,280)
                Increase in accounts payable        668      1,185      1,803
                Increase (decrease) in accrued
                 income taxes                     4,168      1,055     (2,500)
                Change in other working capital
                 items                            3,532      7,890     (1,576)
                Other, net                       (2,167)    (7,390)     3,169
                                               --------   --------   --------
             Net cash provided by operating
              activities                         41,866     42,688     41,711
                                               --------   --------   --------
  Investing Activities
             Construction and plant
              expenditures                      (13,841)   (18,952)   (21,337)
             Deferred conservation and load
              management expenditures            (1,837)    (1,589)    (3,899)
             Investments in affiliates              235        (91)       249
             Proceeds from sale of investment     3,750        -        6,400
             Proceeds from sale of property       2,624      1,050        -
             Special deposit                      2,283     (5,246)    (2,686)
             Non-utility investments             (2,172)    (2,900)      (226)
             Other investments, net                  54       (293)      (316)
                                               --------   --------   --------
             Net cash used for investing
               activities                        (8,904)   (28,021)   (21,815)
                                               --------   --------   --------
  Financing Activities
             Repurchase of common stock          (1,072)    (1,042)    (1,892)
             Short-term debt, net                (5,100)    (7,740)     1,994
             Long-term debt, net                 (3,019)       232     (4,245)
             Retirement of Preferred stock       (1,000)       -          -
             Common and preferred dividends
              paid                              (12,630)   (11,728)   (11,350)
             Other                                  -           14        -
                                               --------   --------   --------
             Net cash used for financing
              activities                        (22,821)   (20,264)   (15,493)
                                               --------   --------   --------
Net Increase (Decrease) In Cash and Cash
 Equivalents                                     10,141     (5,597)     4,403
Cash and Cash Equivalents at Beginning of Year    6,365     11,962      7,559
                                               --------   --------   --------
Cash and Cash Equivalents at End of Year       $ 16,506   $  6,365   $ 11,962
                                               ========   ========   ========
Supplemental Cash Flow Information
             Cash paid during the year for:
               Interest (net of amounts
                capitalized)                   $  9,476   $  9,920   $  9,927
               Income taxes (net of refunds)   $ 10,654   $  8,504   $  7,721
Non-cash Operating, Investing and Financing
  Activities
             Receivables purchase agreement (Note 9)
             Regulatory assets (Notes 1,2 and 12)
             Long-term lease arrangements (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
                                                          December 31
                                                        1997         1996
Assets
Utility Plant, at original cost                       $461,482     $461,231
            Less accumulated depreciation              151,250      146,539
                                                      --------     --------
                                                       310,232      314,692
            Construction work in progress               10,450        9,302
            Nuclear fuel, net                              964          947
                                                      --------     --------
            Net utility plant                          321,646      324,941
                                                      --------     --------
Investments and Other Assets
            Investments in affiliates, at equity        26,495       26,630
            Non-utility investments                     30,772       27,823
            Non-utility property, less accumulated
             depreciation                                2,894        4,498
                                                      --------     --------
            Total investments and other assets          60,161       58,951
                                                      --------     --------

Current Assets
            Cash and cash equivalents                   16,506        6,365
            Special deposits                             3,368        5,633
            Accounts receivable, less allowance for
             uncollectible accounts ($1,946 in 1997
             and $1,132 in 1996)                        23,166       21,878
            Unbilled revenues                           18,951       11,673
            Materials and supplies, at average cost      3,779        3,690
            Prepayments                                  1,464        2,423
            Other current assets                         4,970        3,840
                                                      --------     --------
            Total current assets                        72,204       55,502
                                                      --------     --------
Regulatory Assets                                       73,209       59,598
                                                      --------     --------
Other Deferred Charges                                   4,720        3,976
                                                      --------     --------
Total Assets                                          $531,940     $502,968
                                                      ========     ========

Capitalization And Liabilities
Capitalization
            Common stock equity                       $187,123     $186,469
            Preferred and preference stock               8,054        8,054
            Preferred stock with sinking fund
             requirements                               19,000       20,000
            Long-term debt                              93,099      117,374
            Long-term lease arrangements                17,223       18,304
                                                      --------     --------
            Total capitalization                       324,499      350,201
                                                      --------     --------

Current Liabilities
            Short-term debt                             12,650        5,750
            Current portion of long-term debt and
             preferred stock                            24,271        3,015
            Accounts payable                             4,609        4,432
            Accounts payable - affiliates               12,441       12,109
            Accrued income taxes                         6,631        2,552
            Dividends declared                           2,513          507
            Nuclear decommissioning costs                6,010        4,950
            Other current liabilities                   21,646       19,234
                                                      --------     --------
            Total current liabilities                   90,771       52,549
                                                      --------     --------

Deferred Credits
            Deferred income taxes                       53,996       57,463
            Deferred investment tax credits              7,222        7,612
            Nuclear decommissioning costs               28,947       16,371
            Other deferred credits                      26,505       18,772
                                                      --------     --------
            Total deferred credits                     116,670      100,218
                                                      --------     --------
Commitments and Contingencies
Total Capitalization and Liabilities                  $531,940     $502,968
                                                      ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION
(Dollars in thousands)


                                                             December 31
                                                          1997         1996
Common Stock Equity
         Common stock, $6 par value, authorized
          19,000,000 shares; outstanding 11,785,848
          shares                                        $ 70,715     $ 70,715
         Other paid-in capital                            45,295       45,273
         Treasury stock (362,447 shares and
          266,100 shares, respectively, at cost)          (4,728)      (3,656)
         Retained earnings                                75,841       74,137
                                                        --------     --------
         Total common stock equity                       187,123      186,469
                                                        --------     --------
Cumulative Preferred and Preference Stock
         Preferred stock, $100 par value, authorized
          500,000 shares
           Outstanding:
           Non-redeemable
            4.15 % Series; 37,856 shares                   3,786        3,786
            4.65 % Series; 10,000 shares                   1,000        1,000
            4.75 % Series; 17,682 shares                   1,768        1,768
            5.375% Series; 15,000 shares                   1,500        1,500
           Redeemable
            8.30 % Series; 190,000 shares                 19,000       20,000
         Preferred stock, $25 par value, authorized
          1,000,000 shares
           Outstanding - none                                -            -
         Preference stock, $1 par value, authorized
          1,000,000 shares
           Outstanding - none                                -            -
                                                        --------     --------
         Total cumulative preferred and preference
          stock                                           27,054       28,054

Long-Term Debt
         First Mortgage Bonds
              9.20 % Series EE, due 1998                   7,500        7,500
              9.20 % Series FF, due 2000                   7,500        7,500
              9.26 % Series GG, due 2002                   3,000        3,000
              9.97 % Series HH, due 2003                  21,000       24,000
              8.91 % Series JJ, due 2031                  15,000       15,000
              5.30 % Series KK, due 1998                  10,000       10,000
              5.54 % Series LL, due 2000                   5,000        5,000
              6.01 % Series MM, due 2003                   7,500        7,500
              6.27 % Series NN, due 2008                   3,000        3,000
              6.90 % Series OO, due 2023                  17,500       17,500

         Vermont Industrial Development Authority Bonds
              Variable, due 2013 (4.05% at December 31,
               1997)                                       5,800        5,800
          New Hampshire Industrial Development Authority
           Bonds
              6.40%, due 2009                              5,500        5,500
          Connecticut Development Authority Bonds
              Variable, due 2015 (3.55% at December 31,
               1997)                                       5,000        5,000
          Other, various                                   4,070        4,089
                                                        --------     --------
                                                         117,370      120,389
          Less current portion                            24,271        3,015
                                                        --------     --------
          Total long-term debt                            93,099      117,374
                                                        --------     --------
Long-Term Lease Arrangements                              17,223       18,304
                                                        --------     --------
Total Capitalization                                    $324,499     $350,201
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(Dollars in thousands)

                                                         Other
                                     Common Stock       Paid-in    Treasury    Retained
                                  Shares      Amount    Capital     Stock      Earnings   Total
Balance, December 31, 1994      11,729,448   $70,715    $45,229    $  (735)    $55,575  $170,784
Treasury stock at cost            (138,700)                         (1,893)               (1,893)
Net income                                                                      19,851    19,851
Cash dividends on capital stock:
  Common stock - $.80 per share                                                 (6,976)   (6,976)
  Cumulative preferred stock:
    Non-redeemable                                                                (368)     (368)
    Redeemable                                                                  (1,660)   (1,660)
Amortization of preferred stock
 issuance expenses                                           22                               22
                                ----------   -------    -------    -------     -------  --------
Balance, December 31, 1995      11,590,748    70,715     45,251     (2,628)     66,422   179,760
Treasury stock at cost             (71,000)                         (1,028)               (1,028)
Net income                                                                      19,442    19,442
Cash dividends on capital stock:
  Common stock - $.40 per share                                                 (4,630)   (4,630)
  Common stock - $.44 per share                                                 (5,069)   (5,069)
  Cumulative preferred stock:
   Non-redeemable                                                                 (368)     (368)
   Redeemable                                                                   (1,660)   (1,660)
Amortization of preferred stock
 issuance expenses                                           22                               22
                                ----------   -------    -------    -------     -------  --------
Balance, December 31, 1996      11,519,748    70,715     45,273     (3,656)     74,137   186,469
Treasury stock at cost             (96,347)                         (1,072)               (1,072)
Net income                                                                      16,340    16,340
Cash dividends on capital stock:
  Common stock - $.88 per share                                                (12,608)  (12,608)
  Cumulative preferred stock:
   Non-redeemable                                                                 (368)     (368)
   Redeemable                                                                   (1,660)   (1,660)
Amortization of preferred stock
 issuance expenses                                           22                               22
                                ----------   -------    -------    -------     -------  --------
Balance, December 31, 1997      11,423,401   $70,715    $45,295    $(4,728)    $75,841  $187,123
                                ----------   -------    -------    -------     -------  --------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1
Summary of significant accounting policies

CONSOLIDATION The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries.

REGULATION The company is subject to regulation by the Vermont Public Service Board (PSB), The New Hampshire Public Utilities Commission (NHPUC) and the Federal Energy Regulatory Commission (FERC), with respect to rates charged for service, accounting and other matters pertaining to regulated operations. Historically, the company has prepared its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for both Central Vermont Public Service Corporation's (company) regulated Vermont service territory, FERC regulated wholesale business and its wholly owned Connecticut Valley Electric Company Inc.'s (Connecticut Valley) New Hampshire service territory. In order for a company to report under SFAS No. 71, the company's rates must be designed to recover its costs of providing service, and the company must be able to collect those rates from customers. If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to the company's regulated operations. In the event the company determines that it no longer meets the criteria for applying SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Management periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets are probable of future recovery in the state of Vermont for the company's retail business. However, such future recovery of regulatory assets is not probable in the state of New Hampshire for Connecticut Valley.

     As a result of the NHPUC's Order dated December 31, 1997 and its February 23, 1998 statement from the bench as described in Note 13 below, management determined that application of regulatory accounting principles applied to Connecticut Valley should be discontinued. As such, Connecticut Valley has written off regulatory assets of approximately $1.2 million on a pre-tax basis at December 31, 1997 as an extraordinary, non-cash charge to operations. Additionally, an accrual of approximately $5.5 million on a pre-tax basis has been charged to purchased power expense, representing Connecticut Valley's estimated loss on power contracts for the twelve months following December 31, 1997.

UNREGULATED BUSINESS The company's two wholly owned non-regulated subsidiaries, Catamount Energy Corporation (Catamount) and SmartEnergy Services, Inc. (SmartEnergy), results of operations are included in other income, net in the Other Income and Deductions section of the Consolidated Statement of Income. Catamount's policy is to expense all screening, feasibility and development expenditures incurred prior to obtaining financing commitments. Reimbursement of these costs is recorded as development revenues.

REVENUES Estimated unbilled revenues are recorded at the end of accounting periods. Gross unbilled revenues of approximately $18.9 million, $18.8 million and $18.7 million for 1997, 1996 and 1995, respectively, are included in revenues on the Consolidated Statement of Income. See Note 9 below.

MAINTENANCE Maintenance and repairs, including replacements not qualifying as retirement units of property, are charged to maintenance expense.
Replacements of retirement units are charged to utility plant. The original cost of units retired plus the cost of removal, less salvage, is charged to the accumulated provision for depreciation.

DEPRECIATION The company uses the straight-line remaining life method of depreciation. Total depreciation expense was approximately 3.59% of the cost of depreciable utility plant for each of the years 1995 through 1997.

INCOME TAXES  The company records income taxes in accordance with SFAS
No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to determine income tax liabilities. The standard recognizes tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities, see Note 12. Investment tax credits associated with utility plant are deferred and amortized ratably to income over the lives of the related properties. Investment tax credits associated with non-utility plant are recognized as income in the year realized.

ALLOWANCE FOR FUNDS DURING CONSTRUCTION Allowance for funds used during construction (AFDC) is the cost, during the period of construction, of debt and equity funds used to finance construction projects. The company capitalizes AFDC as a part of the cost of major utility plant projects to the extent that costs applicable to such construction work in progress have not been included in rate base in connection with rate-making proceedings. AFDC equity represents a current non-cash credit to earnings which is recovered over the life of the property. The AFDC rates used by the company were 8.41%, 9.24%, and 9.38% for the years 1995 through 1997, respectively.

REGULATORY ASSETS Certain costs are deferred and amortized in accordance with authorized or expected rate-making treatment. The major components of regulatory assets reflected in the Consolidated Balance Sheet as of December 31, are as follows (dollars in thousands):

                                                          1997       1996
        Conservation and load management                $16,236    $20,102
        Income taxes                                     10,405      8,425
        Dismantling costs:
          Maine Yankee nuclear power plant               17,368        -
          Connecticut Yankee nuclear power plant         12,778     15,256
          Yankee Atomic nuclear power plant               4,810      6,065
        Restructuring costs                               7,379        -
        Nuclear refueling outage costs                    1,291      6,219
        Unrecovered plant and regulatory study costs      2,042      2,200
        Other regulatory assets                             900      1,331
                                                        -------    -------
                                                        $73,209    $59,598
                                                        =======    =======

     During regular nuclear refueling outages, the incremental costs attributable to replacement energy purchased from NEPOOL and maintenance costs are deferred and amortized ratably to expense until the next regularly scheduled refueling shutdown.

     The company earns a return on the unamortized C&LM and replacement energy and maintenance costs. The net regulatory asset related to the adoption of SFAS No. 109 is recovered through tax expense in the company's cost of service generally over the remaining lives of the related property. Recovery for the unamortized dismantling costs for Yankee Atomic, Connecticut Yankee and Maine Yankee is provided without a return on investment through mid-2000, 2007 and 2008 respectively. Recovery of restructuring costs are subject to a determination that these costs may be recovered in rates in the company's current rate proceeding discussed in Note 13 below. See Note 2 below for discussion of the costs associated with the discontinued operations of the Yankee Atomic, Connecticut Yankee and Maine Yankee nuclear power plants. In addition, the company is not earning a return on approximately $.9 million of other unamortized regulatory assets which are being recovered over periods ranging from two to 10 years.

PURCHASED POWER The company records the annual cost of power obtained under long-term contracts as operating expenses. Since these contracts, as more fully described in Note 14, do not convey to the company the right to use property, plant, or equipment, they are considered executory in nature. This accounting treatment is in contrast to the company's commitment with respect to the Hydro Quebec Phase I and II transmission facilities which are considered capital leases. As such, the company has recorded a liability for its commitment under the Phase I and II arrangements and recognized an asset for the right to use these facilities.

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

RECLASSIFICATIONS Certain reclassifications have been made to prior year Consolidated Financial Statements to conform with the 1997 presentation.

Note 2
Investments in affiliates

     The company uses the equity method to account for its investments in the following companies (dollars in thousands):

                                                                December 31
                                                 Ownership     1997     1996

Nuclear generating companies:
   Vermont Yankee Nuclear Power Corporation        31.3%     $16,866  $17,017
   Connecticut Yankee Atomic Power Company          2.0%       2,208    2,123
   Maine Yankee Atomic Power Company                2.0%       1,560    1,420
   Yankee Atomic Electric Company                   3.5%         835      808
                                                             -------  -------
                                                              21,469   21,368
Vermont Electric Power Company, Inc.:
   Common stock                                    56.8%       3,518    3,508
   Preferred stock                                             1,508    1,754
                                                             -------  -------
                                                             $26,495  $26,630
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

                                                                      CVPS's
                                            Total                    Share of
                                Date of    Estimated      CVPS's      Funded
                                 Study     Obligation   Obligation  Obligation
Nuclear generating companies:
  Vermont Yankee                  1993       $312.7       $109.4      $60.1
  Maine Yankee                    1997       $398.8         $8.0      $ 4.0
  Connecticut Yankee              1996       $426.7         $8.5      $ 5.2
  Yankee Atomic                   1994       $370.0        $13.0      $ 4.5

Maine Yankee
     On August 6, 1997, the Maine Yankee's Nuclear Power plant was prematurely retired from commercial operation. The company relied on Maine Yankee for less than 5% of its required system capacity. Maine Yankee has preliminarily estimated the sum, in 1997 dollars, of future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $929.9 million including a decommissioning obligation of $398.8 million.

Connecticut Yankee
     On December 4, 1996, the Connecticut Yankee Nuclear power plant was prematurely retired from commercial operation. The company relied on Connecticut Yankee for less than 3.0% of its required system capacity.

Yankee Atomic
     In 1992, the Yankee Atomic Nuclear power plant was retired from commercial operation. The company relied on Yankee Atomic for less than 1.5% of its system capacity.

     Presently, costs billed to the company by Maine Yankee, Connecticut Yankee and Yankee Atomic including a provision for ultimate decommissioning of the units, are being collected from the company's customers through existing retail and wholesale rate tariffs. The company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation, including the costs in the table above, is approximately $17.4 million, $12.8 million and $4.8 million, respectively. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and deferred power contract obligations (current and non-current). Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

     The decision to prematurely retire these nuclear power plants was based on economic analyses of the costs of operating them compared to the costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. The company believes that based on the current regulatory process, its proportionate share of Maine Yankee, Connecticut Yankee and Yankee Atomic decommissioning costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the three plants has not and will not have a material adverse effect on the company's earnings or financial condition.

Nuclear Insurance
     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.9 billion. Beyond that a licensee maintains an indemnity agreement with the Nuclear Regulatory Commission (NRC), but subject to Congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $8.7 billion per incident by assessing $79.3 million against each of the 110 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is expected to be adjusted at least every five years to reflect inflationary changes. The company's interests in the nuclear power units are such that it could become liable for an aggregate of approximately $3.7 million of such maximum assessment per incident per year.

Vermont Yankee
     Summarized financial information for Vermont Yankee Nuclear Power Corporation is as follows (dollars in thousands):

          Earnings                             1997        1996        1995
Operating revenues                           $173,106    $181,715    $180,437
Operating income                              $13,961     $14,705     $15,006
Net income                                     $6,834      $6,985      $6,790

Company's equity in net income                 $2,144      $2,193      $2,111

                                                        December 31
          Investment                                 1997        1996
Current assets                                     $ 43,106    $ 38,587
Non-current assets                                  566,918     526,413
                                                   --------    --------
Total assets                                        610,024     565,000

 Less:
  Current liabilities                                34,138      31,371
  Non-current liabilities                           521,597     478,831
                                                   --------    --------
Net assets                                         $ 54,289    $ 54,798
                                                   --------    --------
Company's equity in net assets                     $ 16,866    $ 17,017

     Included in Vermont Yankee's revenues shown above are sales to the company of $52.9 million, $53.1 million and $58.6 million for 1995 through 1997, respectively. These amounts are reflected as purchased power net of deferrals and amortization in the accompanying Consolidated Statement of Income.

VELCO
     Vermont Electric Power Company, Inc. (Velco) and its wholly owned subsidiary Vermont Electric Transmission Company, Inc. own and operate transmission systems in Vermont over which bulk power is delivered to all electric utilities in the state. Velco has entered into transmission agreements with the state of Vermont and the electric utilities and under these agreements bills all costs, including interest on debt and a fixed return on equity, to the state and others using the system. These contracts enable Velco to finance its facilities primarily through the sale of first mortgage bonds. Included in Velco's revenues shown below are transmission services to the company (reflected as production and transmission in the accompanying Consolidated Statement of Income) amounting to $7.9 million, $7.9 million and $8.7 million for 1995 through 1997, respectively.

     Velco operates pursuant to the terms of the 1985 Four-Party Agreement (as amended) with the company and two other major distribution companies in Vermont. Although the company owns 56.8% of Velco's outstanding common stock, the Four-Party Agreement effectively restricts the company's control of Velco. Therefore, Velco's financial statements have not been consolidated. The Four-Party Agreement continues in full force and effect until May 1999 and will be extended for an additional two-year term in May 1999, and every two years thereafter, unless at least ninety (90) days prior to any two-year anniversary any party shall notify the other parties in writing that it desires to terminate the agreement as of such anniversary. No such notification has been filed by the parties. The company also owns 46.6% of Velco's outstanding preferred stock, $100 par value.

     Summarized financial information for Velco is as follows (dollars in thousands):

              Earnings                      1997        1996        1995
        Transmission revenues             $18,481     $16,298     $16,398
        Operating income                  $ 2,773      $2,611      $2,767
        Net income                        $ 1,213      $1,216      $1,297

        Company's equity in net income       $618        $657        $650

                                                      December 31
              Investment                           1997         1996
        Current assets                           $22,268      $22,091
        Non-current assets                        48,298       51,974
                                                 -------      -------
        Total assets                              70,566       74,065

          Less:
            Current liabilities                   30,453       29,672
            Non-current liabilities               30,709       34,487
                                                 -------      -------
        Net assets                               $ 9,404      $ 9,906
                                                 =======      =======

        Company's equity in net assets           $ 5,026      $ 5,262


Note 3
Non-utility investments

     The company's wholly owned subsidiary, Catamount invests, through its wholly owned subsidiaries, in non-regulated, energy-related projects. Catamount's earnings were $2.5 million, $.5 million and $4.1 million for the years 1995 through 1997, respectively. Earnings for 1995 and 1997 reflect a net of tax gain of approximately $.9 million and $1.8 million from the partial sale of Appomattox Cogeneration Project and the sale of NW Energy Williams Lake L.P., respectively. Certain financial information for Catamount's investments is set forth in the table that follows (dollars in thousands):

                                                                                                     Investment
                                                    Generating             In Service                December 31
      Projects                        Location       Capacity      Fuel       Date     Ownership    1997     1996
Rumford Cogeneration Co. L.P.          Maine           85MW      Coal/Wood    1990       15.1%    $11,638  $10,678
Ryegate Associates                    Vermont          20MW        Wood       1992       33.1%      6,551    6,612
Appomattox Cogeneration L.P.          Virginia         41MW     Coal/Biomass  1982       25.3%      4,083    4,160
                                                                   Black liquor
NW Energy Williams Lake L.P.       British Columbia,   60MW        Wood       1993        8.1%        -        983
                                       Canada
Rupert Cogeneration Partners,
 Ltd.                                  Idaho           10MW        Gas        1996       50.0%      1,586    1,631
Glenns Ferry Cogeneration
 Partners, Ltd.                        Idaho           10MW        Gas        1996       50.0%      1,255    1,297
Fibrothetford Limited             Thetford, England  38.5MW      Biomass        -        44.0%      5,238    2,462
Heartlands Power Limited        Fort Dunlop, England   98MW        Gas          -        50.0%        421      -
                                                                                                  -------  -------
                                                                                                  $30,772  $27,823
                                                                                                  =======  =======

     On August 5, 1997, Catamount sold its 8.1% partnership's interest in the NW Energy Williams Lake L.P. project. The sale resulted in a $1.8 million after-tax gain or approximately $.16 per share of common stock during the third quarter of 1997.

     Catamount has committed to invest $4.5 million to purchase approximately 44% of the common stock of Fibrothetford Limited. This partnership is constructing a 38.5 MW biomass generating station in Thetford, England. In addition, Catamount has funded $2.9 million in escrow in support of its future equity commitment to the partnership. Catamount has also funded loans of $3.1 million to the partnership.

     Catamount has entered into an agreement to invest, subject to certain conditions, approximately $1.2 million to purchase a 50% interest in Heartlands Power Limited (Heartlands). Heartlands was formed by Rolls-Royce Power Ventures to develop, construct and own a 98MW natural gas-fired power station in Fort Dunlop, England. Catamount is also committed subject to certain conditions to funding a loan to the project of approximately
$3.4 million.

     SmartEnergy, also a wholly owned subsidiary of the company, whose purpose is to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services. SmartEnergy incurred losses of $.7 million and $.3 million for 1997 and 1995, respectively and earnings of $.3 million for 1996.

Note 4
Common Stock

     The company, through a common stock repurchase program initiated in 1994 and subsequently suspended, has purchased from time to time 362,447 shares of its common stock in open market transactions at an average price of $13.04 per share. These transactions are recorded as treasury stock, at cost, in the company's Consolidated Balance Sheet.

Note 5
Redeemable preferred stock

     The 8.30% Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1.0 million per annum, and at its option, the company may redeem at par an additional non-cumulative
$1.0 million per annum.

Note 6
Stock Option Plans

     The company granted stock options to key employees under the company's 1988 and 1997 stock option plans and to non-employee directors under the 1993 stock option plan. These plans were fully described in the company's respective proxy statements. The company chose the Black-Scholes model formula for options granted in 1995 and the Binomial model for options granted in 1996 and 1997 to project an estimate of appreciation of the underlying shares of the stock during the respective option term. The average assumptions used were as follows:

                                        1997      1996      1995
          Volatility                   .1808     .1756     .1776
          Risk free rate of return     6.50%     6.25%     7.50%
          Dividend yield               7.13%     6.93%     6.88%

     The company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Under SFAS No. 123 all awards granted in fiscal years after December 15, 1995 must be recognized in compensation cost. Had compensation cost for these plans been determined consistent with SFAS No. 123, the company's net income and earnings per share of common stock would have been reduced to the following pro forma amounts as follows(dollars in thousands, except per share amounts):

                                               1997      1996      1995
          Net Income           As reported   $16,340   $19,442   $19,851
                                 Pro forma   $16,308   $19,422   $19,841

          Earnings per share
           of common stock     As reported     $1.25     $1.51     $1.53
                                 Pro forma     $1.25     $1.51     $1.53

     Options granted under the 1997 Stock Option Plan for Key Employees will become exercisable upon receipt of approval by the PSB. However, the above pro forma effect assumes the 1997 options were exercisable.

Note 7
Long-term debt and sinking fund requirements

     The company and its subsidiaries' long-term debt contains financial and non-financial covenants. The company and its non-utility subsidiaries were in compliance with all the debt covenants related to its various loan agreements. However, due to the charge-offs discussed in Note 1 above, Connecticut Valley is in violation of certain covenants in its loan agreement with Citizens Bank of New Hampshire. This loan with an outstanding balance of $3.75 million will be in default 30 days after notice from the bank of the violation of certain financial covenants unless the default is otherwise cured or waived. The notice has not yet been tendered by the bank. Accordingly, the company has reclassified this debt as a current liability. If this loan ultimately goes into default, there would be no cross defaults of any of the company's or its subsidiaries' loan agreements except for an $.8 million line of credit Connecticut Valley has with Citizens Bank of New Hampshire. See Note 10 below for related information.

     Based on issues outstanding at December 31, 1997, the aggregate amount of long-term debt maturities and sinking fund requirements are approximately $24.3 million, $6.75 million, $16.5 million, $4.0 million and $7.0 million for the years 1998 through 2002, respectively. Substantially all property and plant is subject to liens under the First Mortgage Bonds.

Note 8
Financial instruments

     The estimated fair values of the company's financial instruments at December 31, 1997 and 1996 are as follows (dollars in thousands):

                                              1997                  1996
                                      Carrying   Fair       Carrying   Fair
                                       Amount    Value       Amount    Value
     Cash and cash equivalents        $ 14,773  $ 14,773    $  6,365  $  6,365
     Short-term debt                  $ 12,650  $ 12,650    $  5,750  $  5,750
     Sale of accounts receivable and
      unbilled revenues (Note 9)      $    -    $    -      $ 12,000  $ 12,000
     Note receivable, non-utility     $  3,686  $  3,888    $  1,678  $  1,845
     Redeemable preferred stock       $ 19,000  $ 21,191    $ 20,000  $ 19,976
     Long-term debt                   $117,370  $124,251    $120,389  $117,025

     The carrying amount for cash and cash equivalents and short-term debt approximates fair value because of the short maturity of those instruments. The fair value of the company's redeemable preferred stock and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturation.

     The company believes that any excess or shortfall in the fair value relative to the carrying value of the company's financial instruments, if they were settled at amounts approximating those above, would not result in a material impact on the company's financial position or results of operations.

     The company's non-utility, wholly owned subsidiary, Catamount, utilized foreign currency forward contracts to reduce exposure to exchange rate risks associated with letters of credit issued to support foreign currency commitments. The forward contracts establish the exchange rates at which Catamount would purchase local currencies at a future date. Catamount had no foreign currency contracts at December 31, 1997 and $2.3 million at December 31, 1996. Any difference between the carrying amount and fair value of these contracts was not significant.

Note 9
Receivables purchase agreement

     At December 31, 1996, a total of $12 million of accounts receivable and unbilled revenues had been previously sold under an accounts receivable facility. Accounts receivable and unbilled revenues are reflected net of sales of $4.8 million and $7.2 million, respectively, at December 31, 1996.

     The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, which is to be applied prospectively. Pursuant to SFAS No. 125, the Company reclassified to a secured borrowing those amounts which had previously been netted against accounts receivable and unbilled revenues, following the amendment and extension of its accounts receivable facility during 1997. The facility matures on November 29, 1998, accordingly, those amounts related to the accounts receivable facility are shown at December 31, 1997 as short-term debt. Repayment of the facility will be made from the ongoing collections of the underlying accounts receivable and unbilled revenues immediately following the maturity date.

     These accounts receivable and unbilled revenues were transferred with limited recourse. A pool of assets of approximately 3% of the accounts receivable and unbilled revenues sold are set aside for this potential recourse liability.

Note 10
Short-term debt

Utility

     The company had $12.6 million and $5.8 million of outstanding short-term debt at December 31, 1997 and 1996, respectively, at average interest rates of 6.26% for 1997 and 6.49% for 1996.

     In 1996, the company used committed and uncommitted lines of credit to finance its construction and C&LM programs, on a short-term basis, and for other corporate purposes. These lines of credit required annual fees ranging from zero to .25% of an individual line. Borrowings under these short-term debt arrangements were at interest rates ranging from less than prime to the prime rate.

     Connecticut Valley Electric Company Inc., the company's wholly owned
New Hampshire subsidiary, maintains a $.8 million committed line of credit for its construction program and for other corporate purposes which expires on May 31, 1998. Borrowings under this short-term debt arrangement are at interest rates ranging from less than prime to the prime rate. Connecticut Valley had $625,000 and $550,000 outstanding short-term debt at December 31, 1997 and 1996, respectively. As of February 25, 1998, Connecticut Valley had $250,000 outstanding under this line of credit. It is probable that this debt will be called for repayment in the next 30 days.

     On November 7, 1997, the company implemented a 364 day committed Revolving Credit and Competitive Advance Facility (Credit Facility) with a group of banks providing for up to $50 million of Credit Facility which upon PSB regulatory approval will become a three year revolving credit facility. This Credit Facility will be used for general corporate purposes and replaced $31 million of the committed and uncommitted lines of credit.

     For the receivables purchase agreement in connection with the reclassification of the $12 million sale of accounts receivable and unbilled revenues see Note 9 herein.

Non-Utility

     Catamount implemented a credit facility in July 1996 which provides for up to $8 million of letters of credit and working capital loans. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve requirement in the Appomattox Cogeneration project.

     SmartEnergy maintained a $.5 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. SmartEnergy had no outstanding short-term debt at December 31, 1996 and $25,000 at December 31, 1997. This line of credit was cancelled on February 9, 1998.

     Financial obligations of the company's non-utility wholly owned subsidiaries are non-recourse to the company.

Note 11
Pension and postretirement benefits

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

     The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The following table sets forth the funded status of the pension plan and amounts recognized in the company's Balance Sheet and Statement of Income (dollars in thousands):

                                                          December 31
                                                  1997       1996       1995
Funded status of the plan
  Vested benefit obligation                     $55,036    $45,763    $47,351
  Non-vested benefit obligation                     250        218        276
                                                -------    -------    -------
    Accumulated benefit obligation              $55,286    $45,981    $47,627
                                                -------    -------    -------

Projected benefit obligation                    $67,167    $58,503    $60,554
Market value of plan assets (primarily equity
  and fixed income securities)                   72,101     61,932     55,443
                                                -------    -------    -------
Projected benefit obligation more (less)
  than market value of plan assets               (4,934)    (3,429)     5,111
Unrecognized net transition assets                1,019      1,286      1,447
Unrecognized prior service costs                 (2,466)    (2,779)    (2,978)
Unrecognized net gain                            14,089     10,099      2,270
                                                -------    -------    -------
  Net pension liability                           7,708      5,177      5,850
Less regulatory asset for restructuring costs     2,583        245        346
                                                -------    -------    -------
  Effective accrued pension costs               $ 5,125    $ 4,932    $ 5,504
                                                =======    =======    =======

Net pension costs include the following components
  Service cost                                  $ 1,802    $ 2,024    $ 1,498
  Interest cost                                   4,307      4,221      4,027
  Actual return on plan assets                  (10,535)    (6,461)   (11,230)
  Net amortization and deferral                   5,818      2,215      7,393
                                                -------    -------    -------
  Pension costs                                   1,392      1,999      1,688
Amortization of regulatory asset                    101        101      1,628
                                                -------    -------    -------
  Effective pension costs                         1,493      2,100      3,316
Less amount allocated to other accounts             249        411        337
                                                -------    -------    -------
  Net pension costs expensed                    $ 1,244    $ 1,689    $ 2,979
                                                =======    =======    =======

Assumptions used in calculating pension cost were as follows:

                                                          December 31
                                                  1997       1996       1995
  Weighted average discount rates                 7.00%      7.50%      7.00%
  Expected long-term return on assets             9.50%      9.50%      9.50%
  Rate of increase in future compensation levels  4.00%      4.50%      4.50%

     The company sponsors a defined benefit postretirement medical plan that covers all employees who retire with ten years or more of service after age
45. The company funds this obligation through a Voluntary Employees' Benefit Association and 401(h) Subaccount in its Pension Plan.

     The following table sets forth the plan's funded status and amounts recognized in the company's Balance Sheet and Statement of Income in accordance with SFAS No. 106 (dollars in thousands):

                                                           December 31
                                                    1997       1996       1995
Accumulated postretirement benefit obligation
  Retirees                                      $10,289    $ 7,593    $ 8,207
  Fully eligible active plan participants           263        682        600
  Other active plan participants                  1,227        923      1,033
  Less plan assets at fair value                  2,326      2,085      1,663
                                                -------    -------    -------
     Accumulated postretirement benefit
      obligation in excess of plan assets         9,453      7,113      8,177
  Unrecognized transition obligation             (3,838)    (4,876)    (5,180)
  Unrecognized net gain (loss)                     (862)       229       (428)
                                                -------    -------    -------
     Accrued postretirement benefit cost          4,753      2,466      2,569
  Less regulatory asset for restructuring costs   2,536        249        352
                                                -------    -------    -------
     Effective accrued postretirement benefit
      costs                                     $ 2,217    $ 2,217    $ 2,217
                                                =======    =======    =======
Net postretirement benefit cost includes the
 following components
  Service cost                                  $   197    $   208    $   153
  Interest cost                                     716        656        755
  Actual return on plan assets                      (93)       (82)       (49)
  Deferral of asset loss during the year            (52)       (30)       (14)
  Amortization of transition obligation over
   a twenty-year period                             305        305        305
                                                -------    -------    -------
     Postretirement benefit cost                  1,073      1,057      1,150
  Amortization of regulatory asset                  103        103      1,656
                                                -------    -------    -------
     Effective postretirement benefit cost        1,176      1,160      2,806
  Less amount allocated to other accounts           192        217        229
                                                -------    -------    -------
     Net postretirement benefit cost expensed   $   984    $   943    $ 2,577
                                                =======    =======    =======

     Assumptions used in the per capita costs of the accumulated postretirement benefit obligation were as follows:

                                                              December 31
                                                         1997    1996    1995
    Per capita percent increase in health care costs:
      Pre-65                                             7.00%   7.00%   8.00%
      Post-65                                            6.00%   6.00%   6.50%
    Weighted average discount rates                      7.00%   7.50%   7.00%
    Rate of increase in future compensation levels       4.00%   4.50%   4.50%
    Long-term return on assets                           8.50%   8.50%   8.50%

     Health care trend rates are assumed to decrease to 5.0% for pre-65 and 4.5% for post-65 for the year 2001 and thereafter.

     Increasing the assumed health care cost trend rates by one percentage point in each year would have resulted in an increase of approximately $686,000 in the accumulated postretirement benefit obligation as of December 31, 1997, and an increase of about $40,000 in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997.

     The company provides postemployment benefits consisting of long-term disability benefits. The accumulated postemployment benefit obligation at December 31, 1997 and 1996 of approximately $.9 million in each year is reflected in the accompanying balance sheet as a current liability and is offset by a corresponding regulatory asset of approximately $.6 million for 1997 and $.7 million for 1996. The PSB in its October 31, 1994 Rate Order allowed the company to recover the regulatory asset over a 7-1/2 year period
beginning November 1, 1994 through April 30, 2002.   Beginning in 1995, the
company paid premiums to insure the salary continuation portion of future long-term disability obligations. The post-employment benefit costs charged to expense in 1997, 1996 and 1995, including insurance premiums, were $247,000, $177,000 and $100,000, respectively (pre-tax).

     In the third quarter of 1997, the company offered voluntary retirement and severance programs to employees. The estimated benefit obligation for the retirement program as of December 31, 1997 is approximately $4.8 million.
This amount consists of pension benefits and post-retirement medical benefits of $2.4 million and $2.4 million, respectively. The estimated benefit obligation for the severance program, which includes termination pay as well as other costs, is about $2.0 million. These obligations were recorded in the fourth quarter of 1997. The company received an Accounting Order from the PSB dated September 30, 1997, authorizing the company to defer program costs and amortize them over a five-year period beginning January 1, 1998 through December 31, 2002, subject to a determination that these costs may be recovered in rates in the company's current rate proceeding. See Note 13 below. These obligations are reflected in the accompanying balance sheet both as regulatory assets and deferred credits.

     In January 1996, the PSB issued an Accounting Order authorizing the company to effectively cap its Vermont retail after-tax return on equity at 10.75% and reduce the 1994 deferred restructuring costs through operating expense recognition of approximately $2.9 million in 1995. On an after tax basis, these costs represented a reduction of earnings of approximately
$1.7 million or $.15 per common share. The reduction of these additional restructuring costs has and will continue to reduce future annual amortization expense by approximately $.8 million per year through May 1999. The unamortized balance of these costs was approximately $.3 million at December 31, 1997.

Note 12
Income taxes

     The components of Federal and state income tax expense are as follows (dollars in thousands):

                                                     Year Ended December 31
                                                     1997     1996     1995
Federal:
  Current                                          $12,277  $ 7,890  $ 6,703
  Deferred                                          (5,420)     795    2,610
  Investment tax credits, net                         (391)    (391)    (391)
                                                   -------  -------  -------
                                                     6,466    8,294    8,922
                                                   -------  -------  -------
State:
  Current                                            3,027    1,866    1,498
  Deferred                                            (718)      60      488
                                                   -------  -------  -------
                                                     2,309    1,926    1,986
                                                   -------  -------  -------
    Total Federal and state income taxes           $ 8,775  $10,220  $10,908
                                                   =======  =======  =======

Federal and state income taxes charged to:
  Operating expenses                               $ 7,573  $10,216  $10,662
  Other income                                       1,590        4      246
  Extraordinary item                                  (388)     -        -
                                                   -------  -------  -------
                                                   $ 8,775  $10,220  $10,908
                                                   =======  =======  =======


     The principal items comprising the difference between the total income tax expense and the amount calculated by applying the statutory Federal income tax rate to income before tax are as follows (dollars in thousands):

                                                     Year Ended December 31
                                                     1997     1996     1995
Income before income tax                           $25,115  $29,662  $30,759
Federal statutory rate                                 35%      35%      35%
Federal statutory tax expense                      $ 8,790  $10,382  $10,766
Increases (reductions) in taxes resulting
 from:
   Insurance settlement                                -       (470)     -
   Dividend received deduction                        (884)    (909)    (903)
   Deferred taxes on plant                             324      324      324
   State income taxes net of Federal tax
    benefit                                          1,501    1,252    1,291
   Investment credit amortization                     (391)    (391)    (391)
   Other                                              (565)      32     (179)
                                                   -------  -------  -------
     Total income tax expense provided             $ 8,775  $10,220  $10,908
                                                   =======  =======  =======

     The tax effects of temporary differences and tax carry forwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                     Year Ended December 31
                                                     1997     1996     1995
Deferred tax assets
   Alternative minimum tax credit carry
     forward                                       $   -    $   -    $   203
   Non-deductible accruals and other                 6,743    5,212    4,887
   Deferred compensation and pension                 3,655    3,562    3,546
   Environmental costs accrual                       1,805    2,089    2,205
                                                   -------  -------  -------
        Total deferred tax assets                   12,203   10,863   10,841
                                                   -------  -------  -------
Deferred tax liabilities
   Property, plant and equipment                    51,819   51,030   51,081
   Net regulatory asset                              4,301    3,358    3,673
   Conservation and load management
     expenditures                                    6,713    8,147    8,211
   Nuclear refueling costs                             534    2,510    1,782
   Other                                             2,832    3,281    3,285
                                                   -------  -------  -------
        Total deferred tax liabilities              66,199   68,326   68,032
                                                   -------  -------  -------
        Net deferred tax liability                 $53,996  $57,463  $57,191
                                                   =======  =======  =======

     The company received an accounting order (Order) from the PSB dated September 30, 1997. The Order authorizes the company to defer and amortize over a 20-year period beginning January 1, 1998, approximately $2.0 million to reflect the revenue requirement level of additional deferred income tax expense resulting from the recently enacted Vermont Corporate income tax increase from 8.25% to 9.75%, subject to a determination that these costs may be recovered in rates in the company's current rate proceedings. See Note 13 below.

     A valuation allowance has not been recorded, as the company expects all deferred income tax assets will be utilized in the future.

Note 13
Retail Rates

     Vermont: The company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The company filed for a 6.6% or $15.4 million general rate increase on September 22, 1997 to become effective June 6, 1998 to offset increasing cost of providing service. Approximately $14.3 million or 92.9% of the rate increase request is to recover scheduled contractual increases in the cost of power the company purchases from Hydro-Quebec.

     At the same time, the company also filed a request to eliminate the winter-summer rate differential and price electricity the same year-round. The change would be revenue-neutral within classes of customers and overall. Over time, customers would see a leveling off of rates so they would pay the same per kilowatt-hour during the winter and summer months.

     During February 1998, the Vermont Department of Public Service (DPS) filed testimony in opposition to the company's 6.6% or $15.4 million retail rate increase request. As a result of its testimony, the DPS is recommending that the PSB instead reduce the company's current retail rates by approximately 2.5% or $5.7 million. The company cannot predict whether the PSB will adopt any or all of the DPS recommendations. As a result, the company cannot predict whether the ultimate outcome of this matter would have a material adverse effect on the company's results of operations, cash flows, and ability to obtain capital at competitive rates.

     On October 17, 1995 the company filed for a 14.6% or $31.0 million general rate increase to become effective July 1, 1996, to offset the increasing cost of providing service. On February 13, 1996 the company reached an agreement with the DPS regarding this rate increase request. On April 30, 1996 the company received a rate order from the PSB generally approving the agreement.

     Under the terms of the Agreement approved by the PSB, the company increased its Vermont retail rates 5.5% effective June 1, 1996 and 2% effective January 1, 1997. In addition, the Agreement capped the company's allowed return on common equity in its Vermont retail business for 1996 and 1997 at 11%, by requiring the company to reduce deferred C&LM costs to the extent its Vermont retail return on common equity would otherwise exceed 11%, and prohibited the company from seeking any increase in Vermont retail rates which would become effective before January 1, 1998, except for extraordinary circumstances. The Agreement also required the company to recognize in 1997, for accounting purposes, approximately $5.8 million in power cost reductions associated with a Memorandum of Understanding with Hydro-Quebec and to file for a rate reduction if the company was successful in negotiating any further modifications to the Contract with Hydro-Quebec that would have resulted in a reduction in the cost of power from Hydro-Quebec between February 12, 1996 and December 31, 1997. Pursuant to the common equity cap of 11%, the company recognized, in 1996, approximately $147,000 C&LM costs that would have otherwise been deferred.

     In its April 30, 1996 Order, the PSB modified the February 13, 1996 Agreement reached with the DPS by removing only one of the two penalties imposed in the PSB's October 31, 1994 Order. Although the PSB's April 30, 1996 Order supported the Agreement's removal of the penalty associated with the company's efforts to acquire cost-effective energy efficiency resources, it only suspended the penalty for the alleged mismanagement of power supply options through the later of January 1, 1998 or the next investigation into the company's rates. After this period, the rate consequences of the penalty, a .75% reduction in the company's authorized Vermont retail return on common equity, will be reimposed unless the company demonstrates in future proceedings that it has adequately met the standards for removal as established by the PSB in its Orders issued October 31, 1994 and April 30, 1996.

     During proceedings related to the April 30, 1996 Order, certain intervening parties petitioned the PSB for a management audit of the company. In an Order dated April 10, 1996, the PSB severed the management audit issue from the rate proceeding. Hearings were held on July 16 and August 29, 1996 addressing issues related to management practices. In an Order dated April 17, 1997, the PSB rejected the idea of a traditional management audit of the company and instead ordered an independent forward-looking analysis of three of the company's management policies and practices focusing on three areas:
1) Transmission of information to the company's Board of Directors by management. 2) Cost-benefit analyses for major corporate decisions. 3) Implementation of the company's ethics and conflict of interest policy. An independent analysis on these areas began during the first quarter of 1998.

New Hampshire: On February 28, 1997 the NHPUC published its detailed Final Plan to restructure the electric utility industry in New Hampshire. Also on February 28, 1997, the NHPUC, in a supplemental order specific to Connecticut Valley, found that Connecticut Valley was imprudent for not terminating the FERC authorized power contract between Connecticut Valley and the company, required Connecticut Valley to give notice to cancel its contract with the company and denied stranded cost recovery related to this power contract. Connecticut Valley filed for rehearing of the February 28, 1997 NHPUC Order.

     On April 7, 1997, the NHPUC issued an Order addressing certain threshold procedural matters raised in motions for rehearing and/or clarification filed by various parties, including Connecticut Valley, relative to the Final Plan and interim stranded cost orders. The April 7, 1997 Order stayed those aspects of the Final Plan that are the subject of rehearing or clarification requests and also stayed the interim stranded cost orders for the various parties, including Connecticut Valley. As such, those matters pertaining to the power contract between Connecticut Valley and the Company were stayed. The suspension of these orders was to remain in effect until two weeks following the issuance of any order concerning outstanding requests for rehearing and clarification. The NHPUC has not yet issued any such order.

     On November 17, 1997, the City of Claremont, New Hampshire (Claremont), filed with the NHPUC a petition for a reduction in Connecticut Valley's electric rates. Claremont based its request on the NHPUC's earlier finding that Connecticut Valley's failure to terminate its wholesale power contract with the company as ordered in the NHPUC Stranded Cost Order of February 28, 1997 was imprudent. Under the wholesale power purchase contract with the company, Connecticut Valley may terminate service at the end of a service year, provided it has given written notice of termination prior to the beginning of that service year. Claremont alleges that if Connecticut Valley had given written notice of termination to the company in 1996 when legislation to restructure the electric industry was enacted in New Hampshire, Connecticut Valley's obligation to purchase power from the company would have terminated as of January 1, 1998.

     On November 26, 1997, Connecticut Valley filed a request with the NHPUC to increase the Fuel Adjustment Clause (FAC), Purchased Power Cost Adjustment
(PPCA) and short-term energy purchase rates effective on or after January 1, 1998. The requested increase in rates results from higher forecast energy and capacity charges on power Connecticut Valley purchases from the company plus removal of a credit effective during 1997 to refund overcollections from 1996. Connecticut Valley objected to the NHPUC's notice of intent to consolidate Claremont's petition into the FAC and PPCA docket, stating that Claremont's complaint should be heard as part of the NHPUC restructuring docket. Over Connecticut Valley's objection at the hearing on December 17, 1997, the NHPUC consolidated Claremont's petition with Connecticut Valley's FAC and PPCA proceeding.

     In an Order dated December 31, 1997 in Connecticut Valley's FAC and PPCA docket, the NHPUC found Connecticut Valley acted imprudently by not terminating the wholesale contract between Connecticut Valley and the Company, notwithstanding the stays of its February 28, 1997 Orders. The NHPUC Order further directed Connecticut Valley to freeze its current FAC and PPCA rates (other than short term rates to be paid to certain Qualifying Facilities) effective January 1, 1998, on a temporary basis, pending a hearing to determine: 1) the appropriate proxy for a market price that Connecticut Valley could have obtained if it had terminated its wholesale contract with the Company; 2) the implications of allowing Connecticut Valley to pass on to its customers only that market price; and 3) whether the NHPUC's final determination on the FAC and PPCA rates should be reconciled back to January 1, 1998 or some other date.

     On January 12, 1998, Connecticut Valley filed a motion for rehearing alleging, among other things, that the NHPUC failed to adequately notify Connecticut Valley of the NHPUC's intent to consider the issues that were addressed during the December 17, 1997 hearing and ultimately were ruled on in Order No. 22,815. Connecticut Valley claimed that the NHPUC provided "insufficient notice of an evidentiary hearing on prudence." Connecticut Valley also claims (a) the NHPUC exceeded its jurisdiction by using the FAC/PPCA proceeding to advance its restructuring agenda, (b) the NHPUC's prudence determination is preempted by Federal law, and (c) the NHPUC made an imprudence finding without basic findings of fact or sufficient record evidence.

     On January 14, 1998, the City of Claremont filed an objection to Connecticut Valley's rehearing request. It claimed that Connecticut Valley was afforded sufficient notice and that the NHPUC properly exercised its traditional rate making powers in Order No. 22,815.

     On January 19, 1998, Connecticut Valley and the company filed with the Federal District Court for a temporary restraining order to maintain the status quo ante by staying NHPUC Order No. 22,815 and preventing the NHPUC from taking any action that (i) compromises cost-based rate making for Connecticut Valley or otherwise seeks to impose market price-based rate making on Connecticut Valley; (ii) interferes with the FERC's exclusive jurisdiction over the company's pending application to recover wholesale stranded costs upon termination of its wholesale power contract with Connecticut Valley; or
(iii) prevents Connecticut Valley from recovering through retail rates the stranded costs and purchased power costs that it incurs pursuant to its FERC-authorized wholesale rate schedule with the company. The Federal Court has not yet ruled on the company's filing.

     On January 20, 1998, the NHPUC issued Order No. 22,838 which declined the request to increase FAC and PPCA rates retroactive to January 1, 1998. All other requests for relief in Connecticut Valley's motion for rehearing were denied. The NHPUC did expand the scope of its hearing to take evidence regarding the prudence of Connecticut Valley's decision to not unilaterally terminate the wholesale power contract between Connecticut Valley and the company. On February 23, 1998, the NHPUC announced from the bench that it reaffirmed its finding of imprudence and would designate a proxy market price for power at 4 cents per kwh in lieu of the actual amounts arising pursuant to the wholesale power contract with the company. In addition, the NHPUC indicated that it would permit Connecticut Valley to maintain its current rates pending a decision in Connecticut Valley's appeal of the NHPUC Order to the New Hampshire Supreme Court, provided Connecticut Valley can provide financial assurance that it will be able to satisfy any ultimate refund obligation. The company is awaiting the issuance of the NHPUC's written order.

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement from the bench, which results in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualifies, as of December 31, 1997, for the application of SFAS No. 71. As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business for the year ended December 31, 1997. This write-off amounted to approximately $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss as of December 31, 1997 under SFAS No. 5, "Accounting for Contingencies," representing Connecticut Valley's estimated loss on power contracts for the twelve months following December 31, 1997. The company expects but cannot be certain that it will be able to recover these costs beginning in 1999.

     These write-offs result in a violation of certain financial covenants associated with Connecticut Valley's loan with Citizens Bank of New Hampshire. This loan with an outstanding balance of $3.75 million will be in default
30 days after notice from the bank of the violation of certain financial covenants unless the default is otherwise cured or waived. The notice has not yet been tendered by the bank. Under a default, the bank has the right to accelerate the repayment of the outstanding loans. Connecticut Valley has outstanding long-term debt of $3.75 million as well as $.25 million of short-term debt currently outstanding under the committed line of credit with Citizens Bank. A default in the $3.75 million loan would also cause a cross default of the $.25 million of short-term debt outstanding. If these loans go into default, there will be no cross defaults of any of the Company's or its other subsidiaries' loan agreements.

     On June 25, 1997, the company filed with the FERC a notice of termination of its power supply contract with Connecticut Valley, conditional upon the company's request to impose a surcharge on the company's transmission tariff to recover the stranded costs that would result from the termination of its contract with Connecticut Valley. The amount requested was $44.9 million plus interest at the prime rate to be recovered over a ten-year period. In its Order dated December 18, 1997 in Docket No. ER97-3435-000, the FERC rejected the company's proposed stranded cost surcharge mechanism but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC also rejected the company's arguments concerning the applicability of stated FERC policies regarding retail stranded costs, multi-state regulatory gaps and the implications of state restructuring initiatives. The company has filed a motion seeking rehearing of the FERC's December 18, 1997 Order. In addition, and in accordance with the December 18, 1997 FERC Order, on January 12, 1998 the company filed a request with the FERC for an exit fee mechanism to collect $44.9 million in a lump sum, or in installments with interest at the prime rate over a ten-year period, to cover the stranded costs resulting from the cancellation of Connecticut Valley's power contract with the company.

     If the Company is unable to obtain an order authorizing the full recovery amount of the exit fee, or other appropriate mechanism, the company would be required to recognize a loss under SFAS No. 5 totaling approximately
$75.0 million on a pre-tax basis. Furthermore, the company would be required to write-off approximately $4.0 million in regulatory assets associated with its wholesale business under SFAS No. 71 on a pre-tax basis. Conversely, even if the company obtains a FERC order authorizing the requested exit fee, Connecticut Valley would be required to recognize a loss under SFAS No. 5 of approximately $40.0 million on a pre-tax basis unless Connecticut Valley has obtained an order by the NHPUC or other appropriate body directing the recovery of those costs in Connecticut Valley's retail rates. Either of these reasonably possible outcomes could occur during calendar year 1998.

     On July 23, 1996 Connecticut Valley filed with the NHPUC for an 8.8% or approximately $1.6 million base rate increase to become effective
September 22, 1996. The increase was to recover increased operating costs and costs of improvements to the electric system. As part of the permanent rate increase, Connecticut Valley also requested a temporary rate increase of 5.4% or approximately $.9 million. The NHPUC granted Connecticut Valley a temporary rate increase of 5.4% effective with bills rendered October 1, 1996. On January 21, 1997, Connecticut Valley and the NHPUC Staff reached a settlement in principle regarding the permanent rate increase. The settlement, approved by the NHPUC, provided for a 6.4% permanent rate increase and set Connecticut Valley's allowed return on common equity at 10.2%. A 2.2% temporary billing surcharge was also approved by the NHPUC to recover recoupment revenues for the period October 1, 1996 and March 30, 1997 and to recover rate case expenses. The temporary billing surcharge was effective during the period April 1 through November 30, 1997, when off-peak rates were in effect. As approved by the NHPUC, this billing surcharge resumed on March 1, 1998 to recover expenses incurred in connection with the pilot program.

Note 14
Commitments and contingencies

     The company's power supply is acquired from a number of sources including its own generating units, jointly owned units, long-term contracts and short-term purchases. The cost of power obtained from sources other than wholly and jointly owned units, including payments required to be made whether or not energy is received by the company, is reflected as Purchased power in the Consolidated Statement of Income.

     Through its investments in four nuclear generating companies, three of which (Maine Yankee, Connecticut Yankee and Yankee Atomic) are permanently shut down, the company is entitled to receive power from those nuclear units. See Note 2 for a discussion of the company's obligations related to its investment in nuclear generating companies. The company is also a joint owner of the Millstone Unit #3 (Unit #3) nuclear generating plant which is currently shut down due to numerous technical and non-technical problems and is on the NRC's Watch List.

     Through Velco, the company purchases power from a coal-fired generating plant owned by Northeast Utilities (NU) under a thirty-year contract which expires April 30, 1998. Under this contract the company is obligated to make capacity payments which amounted to approximately $4.2 million, $4.6 million and $4.5 mllion for 1995 through 1997, respectively.

     The company purchases power from several small power producers who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, wood, biomass, and refuse-burning generation. Under these long-term contracts, in 1997 the company purchased 209,672 MWH of which approximately 153,012 MWH is associated with the Vermont Electric Power Producers and 37,446 MWH with the New Hampshire/Vermont Solid Waste Plant owned by Wheelabrator Claremont Company, L.P. The company expects to purchase approximately 205,960 MWH of small power output in each year 1998 through 2002. Based on the forecast level of production, the total commitment in the next five years to purchase power from these qualifying facilities is estimated to be $112.6 million.

     The company will receive varying amounts of capacity and energy from Hydro-Quebec under the Vermont Joint Owners (VJO) contract during the 1998 to 2016 period. Related contracts were negotiated between the company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall power requirements and cost of the original contract.

     The maximum net amount of capacity that the company will purchase during the term of the Hydro-Quebec agreements is 143 MW. The total commitment in the next five years to purchase power under these contracts is approximately $357 million, less approximately $65 million of power sellbacks, yielding a net cost of approximately $292 million. In February 1996, the company reached an agreement with Hydro-Quebec which lowered the 1997 cost of power by approximately $5.8 million. As part of this agreement, the company delivers to NEPOOL under existing firm energy contracts or joint marketing activities 54 MW of Phase II transmission capacity for a five-year period which began July 1, 1996 through June 30, 2001.

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

JOINT-OWNERSHIP The company's ownership interests in jointly owned generating and transmission facilities are set forth in the table that follows and recorded in the company's Consolidated Balance Sheet (dollars in thousands):

                         Fuel               In Service      MW            December 31
                         Type    Ownership     Date     Entitlement     1997       1996
Generating plants:
  Wyman #4               Oil       1.78%       1978         11       $  3,344   $  3,342
  Joseph C. McNeil     Various    20.00%       1984         11         15,014     15,002
  Millstone Unit #3    Nuclear     1.73%       1986         20         75,365     75,329
Highgate transmission
 facility                         47.35%       1985                    12,984     12,790
                                                                     --------   --------
                                                                      106,707    106,463
Accumulated depreciation                                               34,163     31,755
                                                                     --------   --------
                                                                     $ 72,544   $ 74,708
                                                                     ========   ========

     The company's share of operating expenses for these facilities is included in the corresponding operating accounts on the Consolidated Statement of Income. Each participant in these facilities must provide for its own financing.

     The company is responsible for paying its ownership percentage of decom-missioning costs for Unit #3. Based on a 1996 study, the total estimated obligation at December 31, 1997 was approximately $545.7 million and the funded obligation was about $155.4 million. The company's share for the total obligation and funded obligation was approximately $9.4 million and $2.5 million, respectively.

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

     In 1995, as part of that process, the company's consultant completed its risk assessment report and submitted it to the State of Vermont (State) for review. The State generally agreed with that assessment but expressed a number of concerns and directed the company to collect some additional data. The company has addressed almost all of the concerns expressed by the State and continues to work with the State in a joint effort to develop a mutually acceptable solution.

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

PARKER AND TRAFTON-HOISINGTON LANDFILLS There have been no further developments involving the company at these sites. The company's investigations at the time it was originally contacted indicated that it contributed little if any hazardous substances to the sites. The company has not been contacted by the EPA, the State or any of the PRPs since 1994. Therefore, the company believes that the likelihood that these sites will cause the company to accrue significant liability has significantly diminished. At this time, the company does not believe all landfill sites represent the potential for a material adverse effect on its financial condition or results of operations but it will continue to monitor activities at the sites. The company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the company to incur material remediation expenses, nor has the EPA or other Federal or state agency sought contribution from the company for the study or remediation of any such sites.

     In 1996, the company filed a lawsuit in Federal court against a number of insurance companies. In its complaint, the company alleges that general liability policies issued by the insurers provide coverage for all expenses incurred or to be incurred by the company in conjunction with, among others, the Cleveland Avenue Property. Settlements have been reached with most of the defendants. Due to the uncertainties associated with the outcome of this lawsuit related to the remaining defendants and the actual clean-up costs, no income has been recognized, instead, the proceeds have been applied to the environmental reserve.

DIVIDEND RESTRICTIONS The indentures relating to long-term debt and the Articles of Association contain certain restrictions on the payment of cash dividends on capital stock. Under the most restrictive of such provisions, approximately $72.7 million of retained earnings was not subject to dividend restriction at December 31, 1997.

LEASES AND SUPPORT AGREEMENTS The company participated with other electric utilities in the construction of the Phase I Hydro-Quebec transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the company's participation in the facilities, the company is obligated to pay its 4.42% share of Phase I Hydro-Quebec capital costs over a 20-year recovery period through and including 2006. The company also participated in the construction of Phase II Hydro-Quebec transmission facilities constructed throughout New England, which were completed at a total cost of approximately $487 million. Under a similar support agreement, the company is obligated to pay its 5.132% share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015. All costs under these support agreements are recorded as purchased transmission expense in accordance with the company's rate-making policies. Future minimum payments will be approximately $3.0 million for each year from 1998 through 2015 and will decline thereafter. The company's shares of the net capital cost of these facilities, totaling approximately $18.3 million, are classified in the accompanying Consolidated Balance Sheet as "Utility Plant" and "Long-term Lease Arrangements" (current and non-current).

     Minimum rental commitments of the company under non-cancelable leases as of December 31, 1997, are not material. Total rental expense entering into the determination of net income, consisting principally of vehicle and equipment rentals, was approximately $3.3 million for 1995, $3.2 million for 1996 and $3.1 million for 1997.

LEGAL PROCEEDINGS As discussed above, on July 29, 1996, the company filed a Declaratory Judgment action in the United States District Court for the District of Vermont. The Complaint names as defendants a number of insurance companies that issued policies to the company dating from the mid-1940s to the late 1980s. The company asserts that policies issued by defendants provide coverage for all defense and remediation costs associated with the Cleveland Avenue property, the Bennington Landfill site and the North Clarendon site. With the exception of the North Clarendon site where no further remediation is anticipated, see Environmental above for related disclosures.

     On August 7, 1997, the company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     In addition to the proceedings described herein, the company is involved in litigation in the normal course of business which the company does not believe will have a material adverse effect on the financial position or results of operations.

Note 15
New Accounting Pronouncements

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires that financial statements include certain disclosures related to stock-based employee compensation arrangements regardless of the method used to account for them. The company did not adopt the accounting under this pronouncement but rather elected to adopt the required audited pro forma disclosure.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS No. 128 establishes standards for computing and presenting earnings per share(EPS) and applies to entities with publicly held common stock or potential common stock. The adoption of SFAS No. 128 did not have an impact on the company's computation and presentation of basic EPS. The company does not have any potential common stock or common stock equivalents that would result in the dilution of EPS. Therefore there is no difference between basic and diluted earnings per share.

Note 16
Unaudited Quarterly Financial Information

     The following quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the company's business (dollars in thousands, except per share amounts):

                                       Quarter Ended                12 Months
                           March     June    September   December     Ended
         1997
Operating revenues        $88,494   $65,442   $67,990     $82,806    $304,732
Operating income (loss)   $14,140   $  (885)  $ 1,178     $ 4,203    $ 18,636
Net income (loss)         $14,319   $(1,855)  $ 2,065     $ 1,811    $ 16,340
Earnings (losses) per
 share of common stock      $1.20     $(.21)    $ .14       $ .12       $1.25

         1996
Operating revenues        $84,246   $61,390   $63,833     $81,332    $290,801
Operating income          $14,236   $ 1,396   $   274     $ 7,369    $ 23,275
Net income (loss)         $14,758   $  (447)  $  (785)    $ 5,916    $ 19,442
Earnings (losses) per
 share of common stock      $1.23     $(.08)    $(.11)       $.47       $1.51

Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.

     None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item concerning directors of the Company is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the Company for the 1998 Annual Meeting of Stockholders, which are being incorporated herein by reference.


Item 11.  Executive Compensation.

     The information required by this item concerning executive compensation and directors' compensation is set forth in the sections entitled "Executive Compensation and Other Transactions", "Directors' Compensation", "Report of the Compensation Committee on Executive Compensation" and "Five-Year Shareholder Return Comparison Performance Graph" in the Proxy Statement of the Company for the 1998 Annual Meeting of Stockholders, which are being incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item concerning security ownership is set forth in the section entitled "Stock Ownership of Directors, Nominee, Executive Officers and Certain Beneficial Owners" in the Proxy Statement for the 1998 Annual Meeting of Stockholders, which is being incorporated herein by reference.


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

            1.1  Consolidated Statement of Income, for
                  each of the three years ended
                  December 31, 1997

                 Consolidated Statement of Cash Flows,
                  for each of the three years ended
                  December 31, 1997

                 Consolidated Balance Sheet at December 31,
                  1997 and 1996

                 Consolidated Statement of Capitalization
                  at December 31, 1997 and 1996

                 Consolidated Statement of Changes in
                  Common Stock Equity for each of the
                  three years ended December 31, 1997

                 Notes to Consolidated Financial Statements

     (a)2.  Financial Statement Schedules:

            2.1  Central Vermont Public Service Corporation and
                  its wholly owned subsidiaries:

                   Schedule II - Reserves for each of the
                    three years ended December 31, 1997

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

     (a)3.  Exhibits (* denotes filed herewith)

            Each document described below is incorporated by reference to the appropriate exhibit numbers and the Commission file numbers indicated in parentheses, unless the reference to the document is marked as follows:

            * - Filed herewith.

Exhibit 3  Articles of Incorporation and By-Laws

*    3-1   By-Laws, as amended June 2, 1997. (Exhibit 3-1, Form 10-Q
           June 30, 1997, File No. 1-8222)

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

 *   4-54  Thirty-Ninth Supplemental Indenture Dated December 29, 1997.

 *   4-55  Fortieth Supplemental Indenture Dated January 28, 1998.



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

            10.56.3 Amendment No. 3 dated December 31, 1994. (Exhibit 10.56.3, 1994 Form 10-K, File No. 1-8222)

            10.56.4 Amendment No. 4 dated December 31, 1996. (Exhibit 10.56.4, 1996 Form 10-K, file No. 1-8222)

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

            10.75.2 Letter Agreement dated December 4, 1989
                    (Exhibit 10.75.2, 1993 Form 10-K, File No. 1-8222)

            10.75.3 Agreement Amendment No. 2 dated November 29, 1990
                    (Exhibit 10.75.3, 1993 Form 10-K, File No. 1-8222)

            10.75.4 Agreement Amendment No. 3 dated November 29, 1991
                    (Exhibit 10.75.4, 1993 Form 10-K, File No. 1-8222)

            10.75.5 Agreement Amendment No. 4 dated November 29, 1992
                    (Exhibit 10.75.5, 1993 Form 10-K, File No. 1-8222)

*           10.75.6 Agreement Amendment No. 5 dated November 29, 1993

*           10.75.7 Agreement Amendment No. 6 dated November 29, 1994

*           10.75.8 Agreement Amendment No. 7 dated November 29, 1995

*           10.75.9 Agreement Amendment No. 8 dated February 5, 1997

*           10.75.10 Agreement Amendment No. 9 dated February 2, 1998

*    10.83  Credit Agreement Dated As of November 5, 1997 among
            Central Vermont Public Service Corporation, The Lenders Named Herein and Toronto Dominion (Texas), Inc., as Agent.


                      EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 A   10.68  Stock Option Plan for Non-Employee Directors dated July 18,
            1988.  (Exhibit 10-184, 1988 Form 10-K, File No. 1-8222)

 A   10.69  Stock Option Plan for Key Employees dated July 18, 1988.
            (Exhibit 10-185, 1988 Form 10-K, File No. 1-8222)

 A   10.70  Officers Supplemental Insurance Plan authorized July 9, 1984.
            (Exhibit 10-186, 1988 Form 10-K, File No. 1-8222)

 A   10.71  Officers Supplemental Deferred Compensation Plan dated
            November 4, 1985.  (Exhibit 10-187, 1988 Form 10-K, File
            No. 1-8222)

            A 10.71.1 Amendment dated October 2, 1995. (Exhibit 10.71.1, 1995 Form 10-K, File No. 1-8222)

 A   10.72  Directors' Supplemental Deferred Compensation Plan dated
            November 4, 1985.  (Exhibit 10-188, 1988 Form 10-K, File No.
            1-8222)

            A 10.72.1 Amendment dated October 2, 1995. (Exhibit 10.72.1, 1995 Form 10-K, File No. 1-8222)

 A   10.73  Management Incentive Compensation Plan as adopted September 9,
            1985.  (Exhibit 10-189, 1988 Form 10-K, File No. 1-8222)

            A 10.73.1 Revised Management Incentive Plan as adopted February 5, 1990. (Exhibit 10-200, 1989 Form 10-K,
                File No. 1-8222)

            A 10.73.2 Revised Management Incentive Plan dated May 2, 1995. (Exhibit 10.73.2, 1995 Form 10-K, File No. 1-8222)

 A   10.74  Officers' Change of Control Agreements as approved  October 3,
            1988.  (Exhibit 10-190, 1988 Form 10-K, File No. 1-8222)

 A   10.78  Stock Option Plan for Non-Employee Directors dated April 30,
            1993 (Exhibit 10.78, 1993 Form 10-K, File No. 1-8222)

 A   10.79  Officers Insurance Plan dated November 15, 1993
            (Exhibit 10.79, 1993 Form 10-K, File No. 1-8222)

            A 10.79.1 Amendment dated October 2, 1995. (Exhibit No. 10.79.1, 1995 Form 10-K, File No. 1-8222)

 A   10.80  Directors' Supplemental Deferred Compensation Plan dated
            January 1, 1990 (Exhibit 10.80, 1993 Form 10-K, File No. 1-8222)

            A 10.80.1 Amendment dated October 2, 1995. (Exhibit No. 10.80.1, 1995 Form 10-K, File No. 1-8222)

 A   10.81  Officers' Supplemental Deferred Compensation Plan dated
            January 1, 1990 (Exhibit 10.81, 1993 Form 10-K, File No. 1-8222)

 A   10.82  Management Incentive Plan for Executive Officers dated January 1,
            1997.  (Exhibit 10.82, 1996 Form 10-K, File No. 1-8222)

A - Compensation related plan, contract, or arrangement.



21.  Subsidiaries of the Registrant

*    21.1  List of Subsidiaries of Registrant

23.  Consents of Experts and Counsel

*    23.1  Consent of Independent Public Accountants

27.  Financial Data Schedule (filed electronically only)


     (b)  Reports on Form 8-K:

          The Company filed the following reports on Form 8-K during the quarter ended December 31, 1997:

          1.  Item 5. Other Events, dated December 31, 1997 re:
              Connecticut Valley Electric Company Inc. Order.

Report of Independent Public Accountants
  To the Board of Directors of
  Central Vermont Public Service Corporation:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Central Vermont Public Service Corporation's annual report to shareholders, included in this Form 10-K, and have issued our report thereon dated February 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 23, 1998

                                                                  Schedule II

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      AND ITS WHOLLY OWNED SUBSIDIARIES

                                   Reserves

                         Year ended December 31, 1997


                                                Additions
                            Balance at    Charged to   Charged                         Balance at
                            beginning     costs and    to other                          end of
                             of year       expenses    Accounts      Deductions            year
                            ----------    ----------   --------      ----------        ----------
Reserves deducted from assets
 to which they apply:

                                                       $   91,909(1)
                                                          415,992(2)
                                                          770,496(3)
Reserve for uncollectible                              ----------
 accounts receivable         $1,132,195     $751,530   $1,278,397     $1,216,229(4)    $1,945,893
                             ==========     ========   ==========     ==========       ==========


Accumulated depreciation of
 miscellaneous properties:

Rental water heater program  $3,553,149     $357,961       -          $  282,021(5)    $3,629,089
                                                                         320,811(6)
Other                           731,892      106,248       -             152,195(7)       365,134
                             ----------     --------                  ----------       ----------
                             $4,285,041     $464,209                  $  755,027       $3,994,223
                             ==========     ========                  ==========       ==========


Reserve shown separately:

Injuries and damages reserve $  225,580         -          -                -          $  225,580
                             ==========                                                ==========




(1) Amount due from collection agency.
(2) Collections of accounts previously written off.
(3) Transferred from miscellaneous receivables.
(4) Uncollectible accounts written off.
(5) Retirement/Sale of rental water heaters.
(6) Sale of non-utility Property.
(7) Amortization of Customer Information Systems.

                                                                  Schedule II

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                      AND ITS WHOLLY OWNED SUBSIDIARIES

                                   Reserves

                         Year ended December 31, 1996


                                                Additions
                            Balance at    Charged to   Charged                         Balance at
                            beginning     costs and    to other                          end of
                             of year       expenses    Accounts      Deductions            year
                            ----------    ----------   --------      ----------        ----------
Reserves deducted from assets
 to which they apply:
                                                       $ 81,367(1)
                                                        299,244(2)
Reserve for uncollectible                              --------
 accounts receivable         $1,551,606     $670,083   $380,611       $1,470,105(3)    $1,132,195
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

                                   Reserves

                         Year ended December 31, 1995


                                                Additions
                            Balance at    Charged to   Charged                         Balance at
                            beginning     costs and    to other                          end of
                             of year       expenses    Accounts      Deductions            year
                            ----------    ----------   --------      ----------        ----------
Reserves deducted from assets
 to which they apply:
                                                      $ 80,978(1)
                                                       644,277(2)
                                                       200,000(3)
Reserve for uncollectible                             --------
 accounts receivable         $  967,732    $1,074,327 $925,255       $1,415,708(4)    $1,551,606
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


                               CENTRAL VERMONT PUBLIC SERVICE
                               CORPORATION


                               By   /s/  Robert H. Young
                                  Robert H. Young, President and
                                   Chief Executive Officer

March 30, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      DATE                                 NAME AND TITLE




March 30, 1998                      /s/  Robert H. Young
                                  Robert H. Young
                                  President and Chief Executive Officer
                                  and Director


March 30, 1998                      /s/  Francis J. Boyle
                                  Francis J. Boyle, Senior Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)


March 30, 1998                      /s/  James M. Pennington
                                  James M. Pennington, Vice President,
                                  Controller (Principal Accounting Officer)


March 30, 1998                      /s/  Frederic H. Bertrand
                                  Frederic H. Bertrand
                                  Chairman of the Board and Director


March 30, 1998                      /s/  Robert L. Barnett
                                  Robert L. Barnett
                                  Director


March 30, 1998                      /s/  Rhonda L. Brooks
                                  Rhonda L. Brooks
                                  Director


March 30, 1998                      /s/  Robert G. Clarke
                                  Robert G. Clarke
                                  Director


March 30, 1998                      /s/  Luther F. Hackett
                                  Luther F. Hackett
                                  Director


March 30, 1998                      /s/  Patrick J. Martin
                                  Patrick J. Martin
                                  Director


March 30, 1998                      /s/  Mary Alice McKenzie
                                  Mary Alice McKenzie
                                  Director


March 30, 1998                      /s/  Preston Leete Smith
                                  Preston Leete Smith
                                  Director