Form 10-Q
period 1998-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1998-08-07
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   Form 10-Q

              x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1998



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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1998 there were outstanding 11,442,376 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the six months ended June 30, 1998 and 1997               3


            Consolidated Balance Sheet as of June 30, 1998 and
             December 31, 1997                                             4


            Consolidated Statement of Cash Flows for the six
             months ended June 30, 1998 and 1997                           5


            Notes to Consolidated Financial Statements                  6-11


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       12-27



PART II.  OTHER INFORMATION                                            28-29



SIGNATURE                                                                 30

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                                1998         1997         1998         1997
                                ----         ----         ----         ----
Operating Revenues            $66,406      $65,442      $150,364     $153,936

Operating Expenses
  Operation
    Purchased power            45,882       40,305        85,588       81,301
    Production and transmission 5,766        5,610        11,354       11,287
    Other operation            11,419       10,698        22,853       20,683
  Maintenance                   3,802        3,685         7,654        6,726
  Depreciation                  4,231        4,229         8,458        8,689
  Other taxes, principally
   property taxes               2,804        2,718         5,844        5,706
  Taxes on income              (3,419)        (918)        2,013        6,289
                              -------      -------      --------     --------
  Total operating expenses     70,485       66,327       143,764      140,681

                              -------      -------      --------     --------

Operating Income (Loss)        (4,079)        (885)        6,600       13,255
                              -------      -------      --------     --------

Other Income and Deductions
  Equity in earnings of
   affiliates                     844          792         1,576        1,677
  Allowance for equity funds
   during construction             11           24            28           44
  Other income, net               354        1,012           932        3,756
  Benefit (provision) for income
   taxes                           52         (149)           62       (1,031)
                              -------      -------      --------     --------
 Total other income and
   deductions, net              1,261        1,679         2,598        4,446
                              -------      -------      --------     --------
Total Operating and Other
 Income (Loss)                 (2,818)         794         9,198       17,701

Net Interest Expense            2,634        2,649         5,259        5,237
                              -------      -------      --------     --------

Net Income (Loss) Before
 Extraordinary Credit          (5,452)      (1,855)        3,939       12,464
Extraordinary Credit Net of
 Taxes                            -            -             873          -
                              -------      -------      --------     --------

Net Income (Loss)              (5,452)      (1,855)        4,812       12,464

Retained Earnings at Beginning
 of Period                     85,613       85,415        75,841       74,137
                              -------      -------      --------     --------
                               80,161       83,560        80,653       86,601
Cash Dividends Declared
  Preferred stock                 487          507           973        1,014
  Common stock                  5,028        5,070         5,034        7,604
                              -------      -------      --------     --------
  Total dividends declared      5,515        5,577         6,007        8,618
                              -------      -------      --------     --------
Retained Earnings at End of
 Period                       $74,646      $77,983      $ 74,646     $ 77,983
                              =======      =======      ========     ========
Earnings (Losses) Available
 For Common Stock             $(5,939)     $(2,362)     $  3,839     $ 11,450

Average Shares of Common Stock
 Outstanding               11,425,725   11,469,837    11,424,843   11,494,655

Basic and Diluted Share of
 Common Stock:
 Earnings (losses) before
  extraordinary credit          $(.52)       $(.21)         $.26        $1.00
 Extraordinary credit              -            -            .08           -
                                -----        -----          ----        -----
Earnings (Losses) Per Basic and
 Diluted Share of Common Stock  $(.52)       $(.21)         $.34        $1.00
                                =====        =====          ====        =====

Dividends Paid Per Share of
 Common Stock                    $.22         $.22          $.44         $.44

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                       June 30    December 31
                                                         1998         1997
                                                         ----         ----
Assets
Utility Plant, at original cost                        $462,512     $461,482
  Less accumulated depreciation                         158,873      151,250
                                                       --------     --------
                                                        303,639      310,232
  Construction work in progress                          15,067       10,450
  Nuclear fuel, net                                         947          964
                                                       --------     --------
  Net utility plant                                     319,653      321,646
                                                       --------     --------
Investments and Other Assets
  Investments in affiliates, at equity                   26,121       26,495
  Non-utility investments                                35,256       33,736
  Non-utility property, less accumulated depreciation     2,787        2,894
                                                       --------     --------
  Total investments and other assets                     64,164       63,125
                                                       --------     --------
Current Assets
  Cash and cash equivalents                               8,777       16,506
  Special deposits                                          340          404
  Accounts receivable, less allowance for uncollectible
   accounts ($1,961 in 1998 and $1,946 in 1997)          21,196       23,166
  Unbilled revenues                                      12,369       18,951
  Materials and supplies, at average cost                 3,868        3,779
  Prepayments                                             1,485        1,464
  Other current assets                                    5,395        4,970
                                                       --------     --------
  Total current assets                                   53,430       69,240
                                                       --------     --------
Regulatory Assets                                        73,343       73,209
                                                       --------     --------
Other Deferred Charges                                    4,960        4,720
                                                       --------     --------
Total Assets                                           $515,550     $531,940
                                                       ========     ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares    $ 70,715     $ 70,715
  Other paid-in capital                                  45,307       45,295
  Treasury stock (353,447 shares and 362,447 shares,
   respectively, at cost)                                (4,610)      (4,728)
  Retained earnings                                      74,646       75,841
                                                       --------     --------
  Total common stock equity                             186,058      187,123
  Preferred and preference stock                          8,054        8,054
  Preferred stock with sinking fund requirements         18,000       19,000
  Long-term debt                                        108,839       93,099
  Long-term lease arrangements                           16,682       17,223
                                                       --------     --------
  Total capitalization                                  337,633      324,499
                                                       --------     --------
Current Liabilities
  Short-term debt                                           250       12,650
  Current portion of long-term debt and preferred stock  21,521       24,271
  Accounts payable                                        5,643        4,609
  Accounts payable - affiliates                          11,412       12,441
  Accrued income taxes                                   (3,721)       6,631
  Dividends declared                                      3,000        2,513
  Nuclear decommissioning costs                           6,010        6,010
  Other current liabilities                              16,021       21,646
                                                       --------     --------
  Total current liabilities                              60,136       90,771
                                                       --------     --------
Deferred Credits
  Deferred income taxes                                  56,780       53,996
  Deferred investment tax credits                         7,026        7,222
  Nuclear decommissioning costs                          26,020       28,947
  Other deferred credits                                 27,955       26,505
                                                       --------     --------
  Total deferred credits                                117,781      116,670
                                                       --------     --------
Total Capitalization and Liabilities                   $515,550     $531,940
                                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                            1998        1997
                                                            ----        ----
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $ 4,812     $12,464
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Equity in earnings of affiliates                    (1,576)     (1,677)
       Dividends received from affiliates                   1,312       1,605
       Equity in earnings of non-utility investments       (3,046)     (2,491)
       Distribution of earnings from non-utility
        investments                                         1,663       2,209
       Extraordinary credit                                (1,294)        -
       Depreciation                                         8,458       8,689
       Deferred income taxes and investment tax credits     2,928        (286)
       Allowance for equity funds during construction         (28)        (44)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs           (4,168)      2,781
       Amortization of conservation and load management
        costs                                               3,509       3,509
       Gain on sale of property                               -        (2,095)
       Decrease in accounts receivable and unbilled
        revenues                                            9,560      13,236
       Increase (decrease) in accounts payable                315      (1,496)
       Increase (decrease) in accrued income taxes        (10,352)        494
       Change in other working capital items               (6,394)      2,901
       Other, net                                             698      (1,337)
                                                          -------     -------
     Net cash provided by operating activities              6,397      38,462
                                                          -------     -------

  Investing Activities
     Construction and plant expenditures                   (6,935)     (6,922)
     Deferred conservation & load management expenditures  (1,195)       (806)
     Return of capital                                         93          93
     Proceeds from sale of property                           -         2,624
     Non-utility investments                                 (100)       (776)
     Other investments, net                                  (178)        137
                                                          -------     -------
     Net cash used for investing activities                (8,315)     (5,650)
                                                          -------     -------

  Financing Activities
     Sale (repurchase) of common stock                        112      (1,072)
     Short-term debt, net                                    (400)     (5,760)
     Long-term debt, net                                      (10)        -
     Common and preferred dividends paid                   (5,513)     (6,082)
                                                          -------     -------
     Net cash used for financing activities                (5,811)    (12,914)
                                                          -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents       (7,729)     19,898
Cash and Cash Equivalents at Beginning of Period           16,506       6,365
                                                          -------     -------

Cash and Cash Equivalents at End of Period                $ 8,777     $26,263
                                                          =======     =======

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 5,106     $ 4,748
    Income taxes (net of refunds)                         $ 9,777     $ 7,164

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998


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

PCB, INC. AND OSAGE METALS In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two related sites, located in Kansas and in Missouri (the Sites). During the mid-1980's, these Sites, operated by PCB Treatment, Inc., received materials containing PCBs from hundreds of sources, including the Company. According to the EPA, more than 1,200 parties have been identified as Potential Responsible Parties (PRPs). The Company has complied with the information request and
will monitor EPA activities at the Sites.   In December 1996, the Company
received an invitation to join a PRP steering committee. The Company has not yet decided whether joining that committee would be in its best interest.
That committee has estimated the Company's pro rata share of the waste sent to the Sites to be .42%. The committee estimates that the Sites' remediation
will cost between $5 million and $40 million.   Based on this information, the
Company does not believe that the Sites represent the potential for a material adverse effect on its financial condition or results of operations.

     The Company has been identified as a PRP at a third related site to which PCB Treatment, Inc. shipped capacitors for disposal, Osage Metals. The EPA has concluded that the Company is a De Minimus party at this Site and has offered to settle with the Company on this basis. The Company has accepted the EPA's offer. That settlement, under which the Company pays the EPA about $3,600, will be finalized in the next 60 days.


PARKER LANDFILL AND THE TRAFTON-HOISINGTON LANDFILL The Company has had no involvement with these sites for over five years. Additional information on these sites is available in the Company's Annual Report on Form 10-K.

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

Note 3 - Retail Rates

     Vermont: The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company filed for a 6.6%, or $15.4 million per annum, general rate increase on September 22, 1997 to become effective June 6, 1998 to offset increasing costs of providing service. Approximately $14.3 million or 92.9% of the rate increase request is to recover scheduled contractual increases in the cost of power the Company purchases from Hydro-Quebec.

     At the same time, the Company also filed a request to eliminate the winter-summer rate differential and price electricity the same year-round. The change would be revenue-neutral within classes of customers and overall. Over time, customers would see a leveling off of rates so they would pay the same per kilowatt-hour during the winter and summer months.

     Several parties in the Company's rate case sought to challenge the Company's decision in 1991 to "lock-in" its participation in its power purchase agreement with Hydro-Quebec as one of 14 members of the Vermont Joint Owners (VJO) claiming that the decision of the Company to commit to the power contract in 1991 was imprudent and that power now purchased pursuant to that agreement is not "used and useful." The parties have also claimed that the Company has not met a condition of the Vermont Public Service Board's (PSB) prior approval of the contract, requiring that the Company obtain all cost effective Demand Side Management. In response, the Company filed a motion asking the PSB to rule that any prudence and used and useful issues were resolved in prior proceedings and that the PSB is precluded from again trying the Company on those issues.

     On April 17, 1998, the PSB issued an order generally denying the Company's motion. Given the fact that the PSB had recently severely penalized another VJO member, Green Mountain Power Corporation, in an Order dated February 27, 1998, after finding that its decision to lock-in the Hydro-Quebec contract was imprudent and the power purchased pursuant to that lock-in was not used and useful, the Company concluded that it was necessary to have the so-called preclusion issue reviewed by the Vermont Supreme Court (VSC) before the PSB issues a final order in the Company's current rate case. As such, the Company and other parties requested that the PSB consent to the filing of an interlocutory appeal of the PSB's decision and to a stay of the rate case pending review by the VSC. The Company further agreed to toll the statutory period of time in which the PSB must act on a rate request, while the matter is in appeal.

     The appeal and associated stay of the rate case significantly delay the date that new rates would have otherwise taken effect which could now be as late as early-1999. As a result, the Company's earnings prospects for all of 1998 will continue to be adversely affected.

     In an effort to mitigate eroding earnings and cash flow prospects during the Vermont Supreme Court review process, on June 12, 1998 the Company filed with the PSB a request for a 10.7% rate increase ($24.7 million of annualized revenues) effective March 1, 1999. This rate case proceeding overlaps the
6.6 percent rate increase request referenced above.

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

     On February 23, 1998, the NHPUC announced in a public meeting that it reaffirmed its finding of imprudence and would designate a proxy market price for power at 4 cents per kWh in lieu of the actual costs incurred pursuant to the wholesale power contract with the Company. In addition, the NHPUC indicated, subject to certain conditions which were unacceptable to the companies, that it would permit Connecticut Valley to maintain its current rates pending a decision in Connecticut Valley's appeal of the NHPUC Order to the New Hampshire Supreme Court.

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of SFAS
No. 71. As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business for the year ended December 31, 1997. This write-off amounted to approximately $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss as of December 31, 1997 under SFAS No. 5, "Accounting for Contingencies," representing Connecticut Valley's estimated loss on power contracts for the twelve months following December 31, 1997.

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

     On April 3, 1998, the Court held a hearing on the Companies' motion for a Temporary Restraining Order (TRO) and Preliminary Injunction against the NHPUC at which time both the Companies and the NHPUC presented arguments. In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the Companies had established each of the prerequisites for preliminary injunctive relief and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule
effective January 1, 1998 until further court order.   Connecticut Valley has
received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998. On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction.

     Also, on April 3, 1998, the Court indicated its TRO enjoining the NHPUC's restructuring orders applied to Connecticut Valley and prohibits the enforcement of the restructuring orders until the Court conducts a consolidated hearing and rules on the requests for permanent injunctive relief by plaintiff Public Service Company of New Hampshire (PSNH) and the other utilities that have been allowed to intervene in these proceedings, including the Company and Connecticut Valley. The plaintiffs-intervenors thereafter filed a motion asking the Court to extend its stay of action by the NHPUC to implement restructuring and to make clear that the stay encompasses the NHPUC's order of March 20, 1998.

     On June 5, 1998, the Court issued an Order which denied NHPUC's motion for a stay of the Court's preliminary injunction. The Order clearly states that no restructuring effort in New Hampshire can move forward without the Court's approval unless all New Hampshire utilities agree to the plan. The Order suspends all involuntary restructuring efforts for all New Hampshire utilities until the November hearing. The Company believes that the Court will convert the preliminary injunction to a permanent injunction.

     As a result of these Court orders, Connecticut Valley's 1997 charges under SFAS No. 5 and SFAS No. 71, described above, were reversed in the first quarter of 1998. Combined, the reversal of these charges increased first quarter 1998 net income and earnings per share of common stock by approximately $4.5 million and $.39, respectively.

     On April 1, 1998, Citizens Bank of New Hampshire (Bank) notified Connecticut Valley that it was in default of the Loan Agreement between the Bank and Connecticut Valley dated December 27, 1994 and that the Bank will exercise all of its remedies from and after May 5, 1998 in the event that the violations are not cured. After reversing the 1997 write-offs described above, Connecticut Valley was in compliance with the financial covenants associated with its $3.75 million loan with the Bank. As a result, Connecticut Valley has satisfied the Bank's requirements for curing the violation.

     On May 11, 1998 the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently cancelled because of the Federal Court's June 5, 1998 Order.

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

     The Company has initiated and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. The Company cannot predict the ultimate outcome of this matter. However, an adverse resolution would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates.

Note 4 - Investment in Vermont Yankee Nuclear Power Corporation

     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information for Vermont Yankee Nuclear Power Corporation follows:

                                   Three Months Ended     Six Months Ended
                                          June                  June
                                     1998      1997        1998       1997
                                     ----      ----        ----       ----
Operating revenues                 $57,913   $44,383     $109,083   $84,804
Operating income                   $ 3,950   $ 3,579     $  7,710   $ 7,290
Net income                         $ 1,806   $ 1,748     $  3,508   $ 3,523
Company's equity in net income        $539      $545       $1,049    $1,101

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                June 30, 1998


Earnings Overview

     The Company recorded losses available for common stock of $5.9 million and $2.4 million for the three months ended June 30, 1998 and 1997, respectively. Losses per share of common stock for these respective periods were $.52 and $.21. Due to the Company's winter sales peak and higher winter rates, the Company normally experiences losses in the second and third quarters when sales are lower and rates are reduced.

     Lower second quarter earnings compared to the second quarter 1997 resulted primarily from higher net power costs. Second quarter 1998 power costs increased due to an extended refueling outage at the Vermont Yankee Nuclear Power Plant (after-tax impact of $1.6 million) and higher costs under the Hydro-Quebec power contract (after-tax impact of $1.9 million).

     For the six months ended June 30, 1998 earnings available for common stock were $3.8 million compared to $11.5 million in 1997. Earnings per share of common stock for these respective periods were $.34 and $1.00.

     Included in earnings available for common and earnings per share of common stock in the first six months of 1998 are the positive impact of reversing a fourth quarter 1997 charge of $3.6 million (after-tax) and $.31, respectively, and an after-tax extraordinary credit of $.9 million and $.08, respectively, at the Company's New Hampshire utility subsidiary, Connecticut Valley. (See Electric Industry Restructuring - New Hampshire below and Note 1 in Notes to Consolidated Financial Statements for more information.) Other factors affecting results for 1998 are described in Results of Operations below.

     Earnings available for common stock and earnings per share of common stock for the first six months of 1997 reflect an after-tax gain of $1.3 million and $.12, respectively, from a non-recurring asset sale.

     Absent the reversal of the fourth quarter 1997 charge of $3.6 million and the extraordinary credit of $.9 million, 1998's first six months net income would have been $.3 million, or a loss of $.05 per share of common stock. Net income for the first six months of 1997 absent the non-recurring asset sale was $11.2 million, or $.88 per share of common stock.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and six months ended June 30, 1998 and 1997 (and the related percentage changes from 1997) is set forth below:

                                                Three Months Ended June 30
                                     ------------------------------------------------
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                      1998     1997     (Decrease)    1998      1997   (Decrease)
                                     -------  -------   ----------   -------  -------  ----------
        Residential                  212,368  217,173      (2.2)     $24,428  $24,485      (.2)
        Commercial                   224,336  216,060       3.8       23,181   22,138      4.7
        Industrial                    98,530   98,912       (.4)       7,361    7,154      2.9
        Other retail                   1,763    1,786      (1.3)         486      488      (.4)
                                     -------  -------                -------  -------
          Total retail sales         536,997  533,931        .6       55,456   54,265      2.2
                                     -------  -------                -------  -------
        Resale sales:
          Firm                           451      232      94.4           18       12     50.0
          Entitlement                 50,744   84,623     (40.0)       5,279    4,612     14.5
          Other                      144,081  187,203     (23.0)       4,217    4,970    (15.2)
                                     -------  -------                -------  -------
            Total resale sales       195,276  272,058     (28.2)       9,514    9,594      (.8)
                                     -------  -------                -------  -------
        Other revenues                   -        -          -         1,436    1,583     (9.3)
                                     -------  -------                -------  -------
          Total sales                732,273  805,989      (9.1)     $66,406  $65,442      1.5
                                     =======  =======                =======  =======



                                                  Six Months Ended June 30
                                   ---------------------------------------------------
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                      1998       1997   (Decrease)    1998      1997   (Decrease)
                                   ---------  --------- ----------  --------  -------- ----------
        Residential                  476,829    492,460    (3.2)    $ 59,605  $ 60,288     (1.1)
        Commercial                   452,768    446,135     1.5       50,643    52,538     (3.6)
        Industrial                   208,418    214,556    (2.9)      17,456    17,808     (2.0)
        Other retail                   3,565      3,549      .5          969       959      1.0
                                   ---------  ---------             --------  --------
          Total retail sales       1,141,580  1,156,700    (1.3)     128,673   131,593     (2.2)
                                   ---------  ---------             --------  --------
        Resale sales:
          Firm                         1,125        497   126.4           37        23     60.9
          Entitlement                135,756    195,486   (30.6)      10,263     9,567      7.3
          Other                      314,170    382,578   (17.9)       8,821     9,777     (9.8)
                                   ---------  ---------             --------  --------
            Total resale sales       451,051    578,561   (22.0)      19,121    19,367     (1.3)
                                   ---------  ---------             --------  --------
        Other revenues                   -         -         -         2,570     2,976    (13.6)
                                   ---------  ---------             --------  --------
          Total sales              1,592,631  1,735,261    (8.2)    $150,364  $153,936     (2.3)
                                   =========  =========             ========  ========

     Retail MWH sales for the second quarter of 1998 were relatively flat compared to the second quarter of 1997, increasing only about .6%. This minimal increase resulted in a $1.2 million, or 2.2% increase in retail revenues.

     For the first half of 1998, retail MWH sales decreased 1.3% compared to the first half of 1997 reflecting moderate temperatures not typical of a Vermont winter. Retail revenues decreased $2.9 million, or 2.2% compared to last year. This negative variance during the first half of 1998 is attributable to a $1.6 million impact of lower MWH sales and $1.3 million resulting from a modified rate design in bills rendered since April 1, 1997. The modified rate design, which is revenue neutral on an annual basis, decreases prices charged during the winter months of December through March and increases prices during the remaining months of the year. As a result, lower prices were charged during January through March 1998 than the comparable 1997 period.

     Entitlement MWH sales decreased 40.0% or 33,879 MWH for the second quarter compared to the same period in 1997. The decrease results primarily from the scheduled refueling and maintenance outage of the Vermont Yankee plant, which extended from March 21, 1998 through June 3, 1998, reducing MWH sales to UNITIL. However, the higher costs of the Company's share of Vermont Yankee's capacity costs resulting from the refueling and maintenance outage are passed on to entitlement customers causing an increase in entitlement revenues of $.7 million, or 14.5%.

     For the first half of 1998 entitlement MWH sales decreased 30.6% and related revenues increased 7.3%, or $.7 million compared to the first half of 1997 for reasons discussed above.

     The decrease in other resale sales and revenues for the second quarter and first half of 1998 resulted primarily from decreased off-system sales and sales to Nepool partially offset by an increase in short-term system capacity sales.

     The decrease in other revenues for the second quarter and first half of 1998 compared to the 1997 periods results primarily from lower revenues associated with pole attachment rentals.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three and six months ended June 30, 1998 and 1997 are as follows (dollars in thousands):

                                                            Three Months Ended June 30
                                                          1998                     1997
                                                    Units      Amount         Units     Amount
                                                    -----      ------         -----     ------
    Purchased and produced:
      Capacity (MW)                                   565     $26,674           474    $23,170
      Energy (MWH)                                703,024      19,208       778,912     17,135
                                                              -------                  -------
         Total purchased power costs                           45,882                   40,305
    Production fuel (MWH)                          71,537         394        71,330        425
                                                              -------                  -------
         Total purchased power and
          production fuel costs                                46,276                   40,730
    Entitlement and other resale sales (MWH)      194,825       9,496       271,826      9,582
                                                              -------                  -------
         Net purchased power and production
          fuel costs                                          $36,780                  $31,148
                                                              =======                  =======


                                                              Six Months Ended June 30
                                                          1998                     1997
                                                    Units      Amount         Units     Amount
                                                    -----      ------         -----     ------
    Purchased and produced:
      Capacity (MW)                                   567     $47,115           499    $44,458
      Energy (MWH)                              1,539,300      38,473     1,704,976     36,843
                                                              -------                  -------
         Total purchased power costs                           85,588                   81,301
    Production fuel (MWH)                         146,612         909       132,056        691
                                                              -------                  -------
         Total purchased power and
          production fuel costs                                86,497                   81,992
    Entitlement and other resale sales (MWH)      449,926      19,084       578,064     19,344
                                                              -------                  -------
         Net purchased power and production
          fuel costs                                          $67,413                  $62,648
                                                              =======                  =======


     Net purchased power and production fuel costs increased $5.6 million, or 18.1% for the second quarter of 1998 compared to the second quarter of 1997 primarily as the result of the extended Vermont Yankee refueling outage and higher costs under the Hydro-Quebec power contract.

     For the first half of 1998, net purchased power and production fuel costs increased $4.8 million, or 7.6% compared to the first half of 1997. However, absent the benefit of the 1997 Connecticut Valley reversal discussed above, net purchased power and production fuel costs increased $10.3 million, or 16.4% for 1998 compared to the same period last year. The $10.3 million variance is attributable to the Vermont Yankee extended refueling outage and higher costs under the Hydro-Quebec power contract.

     Pursuant to a Vermont Public Service Board (PSB) Accounting Order, first half 1997 energy costs were reduced by approximately $5.8 million related to a Hydro-Quebec agreement.

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

MERRIMACK UNIT #2

     Until its termination on April 30, 1998, the Company purchased power and energy from Merrimack Unit #2 pursuant to a contract dated July 16, 1966 entered into by and between Vermont Electric Power Company (VELCO) and Public Service Company of New Hampshire (PSNH). Pursuant to the contract, as amended, VELCO agreed to reimburse PSNH, in the proportion which the VELCO quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the unit incurred by PSNH, which are reasonable and cost-effective for the remaining term of the VELCO contract.
In early 1998, PSNH took the Merrimack Unit #2 facility off line, shut it down and commenced a maintenance outage. In February, March and April of 1998, PSNH billed VELCO for costs to complete the maintenance outage. VELCO disputes the validity of a portion of the charges on grounds that the maintenance performed at the unit was to extend the life of the Merrimack plant beyond the term of the VELCO contract and that the charges in connection with said investments were not reasonable and cost-effective for the remaining term of the VELCO contract. The Company estimates that the portion of the disputed charges allocable to the Company are approximately $1.3 million on a pre-tax basis. Such amounts have not been paid or expended at this time. The Company believes that VELCO will prevail in its efforts to favorably resolve this matter with PSNH.

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in Millstone Unit #3 of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities
(NU). The Company also owns 2%, 3.5% and 31.3% equity interests in Maine Yankee, Yankee Atomic and Vermont Yankee, respectively.

Millstone Unit #3

    Millstone Unit #3 (Unit #3) received approval by the NRC commissioners and NRC staff on June 15, 1998 and June 29, 1998, respectively, to restart Unit #3 which was shut down on March 30, 1996, due to numerous technical and non-technical problems. Unit #3 reached full power operation on July 14, 1998. The Company's share of the total incremental operating and maintenance costs for Unit #3 were about $.9 million for 1997 and about $.3 million for the first six months of 1998. Incremental replacement power costs for 1998 were about $1.9 million for the six month period that Unit #3 was out of service.

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

Vermont Yankee

     The Vermont Yankee Nuclear Power Plant, which provides approximately one-third of the Company's power supply, began a refueling outage on March 21, 1998 and returned to service on June 3, 1998. The refueling outage extended twenty-six days beyond the scheduled forty-nine days. The Company incurred approximately $3.1 million and $6.5 million for replacement energy and maintenance costs, respectively, of which $7.2 million in total was deferred consistent with current accounting and ratemaking practices. These deferrals will be amortized to expense over eighteen months which is the expected in-service period before Vermont Yankee's next scheduled refueling outage.

     The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be completed by the end of year 2000. The Company's 35% share of the total cost for this Project is expected to be about $5.9 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

     Vermont Yankee has received unsolicited expressions of interest to purchase Vermont Yankee. Discussions between Vermont Yankee and these parties are continuing.

     Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation is approximately $16.0 million, $12.0 million and $3.9 million, respectively. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and deferred power contract obligations (current and non-current). Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

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

Other Operation

     Other operating expenses increased $.7 million and $2.2 million for the second quarter and first half of 1998 principally due to an increase in distribution, customer accounts, consulting services and regulatory commission expenses partially offset by an increase in deferral of conservation and load management costs (C&LM).

Maintenance

     The increase in maintenance expenses of $.9 million for the first half of 1998 compared to the same period in 1997 is attributable to the severe ice storm in January 1998.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The decrease in total income tax expense for the second quarter and first half of 1998 results primarily from a decrease in pre-tax earnings for the periods.

Other Income and Deductions

     The decrease in other income, net for the 1998 second quarter and first half results from lower subsidiaries' earnings (see Diversification below) and a gain of $2.1 million from a non-recurring asset sale in February 1997.

Extraordinary Credit

     The extraordinary credit net of taxes of $.9 million represents a reversal of a charge of a like amount taken in the fourth quarter of 1997 discussed above.

Dividends Declared

     The decrease in common dividends declared results from an early declaration made in December 1997 for the quarterly dividend paid on February 13, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash flow provided by operating activities was $6.4 million for the first six months of 1998 versus
$38.5 million for the first six months of 1997. The reduction is due to reduced cash earnings, the extended refueling outage at the Vermont Yankee Nuclear Power Plant in the 1998 period, and higher tax payments.

     The Company ended the first six months of 1998 with cash and cash equivalents of $8.8 million, a decrease of $7.7 million from the beginning of the year. The decrease in cash for the first six months of 1998 was the result of $6.4 million provided by operating activities, offset by $8.3 million used for investing activities and $5.8 million used for financing activities.

     Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided $16.2 million. About $9.8 million of cash was used for working capital needs and other operating activities.

     Investing Activities - Construction and plant expenditures consumed approximately $6.9 million, while $1.4 million was used for C&LM programs and non-utility investments.

     Financing Activities - Dividends paid on common stock were $5.0 million while preferred dividends were $.5 million. Short-term obligations required $.4 million and sale of Treasury Stock provided $.1 million.

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

     On April 3, 1997, Senate bill 62 (S.62), an act relating to electric industry restructuring was passed by the Vermont Senate. Pursuant to S.62, electric utility customers would have been entitled to purchase electricity in a competitive market place and could have chosen their electricity supplier. Incumbent investor-owned electric utilities, including the Company, would have been required to separate their regulated distribution and transmission operations into affiliate entities that were functionally separate from competitive generation and retail operations. S.62 provided for the recovery of a portion of investor-owned utility's "above market costs" which became stranded on account of the introduction of competition within their service area. When considering the recovery of such amounts, S.62 would have required the PSB to weigh the goal of sharing net prudently incurred, discretionary above-market costs "evenly" between utilities and customers against other goals including preserving the continuing financial integrity of the existing utility and respecting the just interests of investors. The Company believes that the unmodified provisions of S.62 would not have met the criteria for continuing application of SFAS No. 71. S.62 also created an incentive for the Company to take steps to close the Vermont Yankee Nuclear Power Station by conditioning the recovery of certain plant-related stranded costs on the decision of its owners to cease operations in 1998, unless the PSB agreed to allow the plant to run for up to two more refuelings to avoid power shortages or for other public interest reasons. To become law, S.62 would have had to be passed by the Vermont House of Representatives and signed by the Governor of the State of Vermont. Since the 1998 Legislative session concluded in April 1998 and S.62 was not enacted by the Vermont House, the bill did not become effective and any efforts to pursue it in the future will require that it be re-enacted by the Vermont Senate and passed by the House.

     Instead of considering S.62, the Vermont House of Representatives convened a special committee to study matters relating to the reform of Vermont's electric utility system in the summer of 1997. That committee issued recommendations in a report and legislation was proposed that would have provided for reform but not adopt the recommendations concerning customer choice and competition set forth in the PSB's Report and Order. Other legislation intended to advance a portion of the PSB Report and Order was also introduced. However, neither the House nor Senate acted on these reforms which must be reintroduced in the next legislative biennium beginning in January 1999, if they are to be considered. Therefore, at this time, it cannot be determined whether future restructuring legislation will be enacted in 1999 that would conform to the concepts developed by the Report, S.62 or the House Special Committee report.

     On July 22, 1998, Governor Dean issued an Executive Order establishing a Working Group On Vermont' Electricity Future to lead a new effort to review the issues of potential restructuring of Vermont's electric industry. Members of the Working Group include individuals with both business and governmental experience including a former chairman of the PSB. The purpose of the Working Group is to determine the best structure for the electric industry in Vermont so as to achieve the lowest current and long-term electric costs for all classes of electric consumers. While any recommendations developed through this effort cannot be implemented without regulatory and/or legislative enactments, the Governor has expressed that he hopes that the creation of the Working Group will provide an independent, non-partisan, fact-based analysis and examination of the issues surrounding electric restructuring and help pave the way to some type of proposal to pass the 1999 Vermont General Assembly. The Working Group is charged with presenting a report, with recommendations, to the Governor and Legislative leaders by December 15, 1998. At this time, the task force has yet to take any official action.

     On July 23, 1998, the PSB announced a series of statewide workshops on the future of Vermont's regulated network industries including electricity. The workshops are intended to take a broad, strategic look at these industries, the services they provide, the problems regulated companies are facing and ways to reduce the cost of power supply in Vermont and improve
service.   Through these workshops, the PSB has promised to invite
participants to present specific proposed actions for utilities, power marketers, and government to address the problem of increasing power costs in Vermont. These workshops will begin in late August and will continue through the fall of 1998.

     In order to further prepare Central Vermont Public Service Corporation for deregulation, on July 24, 1998, the Company filed a petition with the PSB for permission to create a holding company that would have as subsidiaries the Company and non-utility subsidiaries-Catamount and SmartEnergy. The Company believes that a holding company structure will facilitate the Company's transition to a deregulated electricity market. The proposed holding company formation must also be approved by Federal regulators, including the Securities and Exchange Commission and the FERC, and by the Company's shareholders.

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

     On February 23, 1998, the NHPUC announced in a public meeting that it reaffirmed its finding of imprudence and would designate a proxy market price for power at 4 cents per kWh in lieu of the actual costs incurred pursuant to the wholesale power contract with the Company. In addition, the NHPUC indicated, subject to certain conditions which were unacceptable to the companies, that it would permit Connecticut Valley to maintain its current rates pending a decision in Connecticut Valley's appeal of the NHPUC Order to the New Hampshire Supreme Court.

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of SFAS
No. 71. As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business for the year ended December 31, 1997. This write-off amounted to approximately $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss as of December 31, 1997 under SFAS No. 5, "Accounting for Contingencies," representing Connecticut Valley's estimated loss on power contracts for the twelve months following December 31, 1997.

     On April 3, 1998, the Court held a hearing on the Companies' motion for a Temporary Restraining Order (TRO) and Preliminary Injunction against the NHPUC at which time both the Companies and the NHPUC presented arguments. In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the Companies had established each of the prerequisites for preliminary injunctive relief and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule effective January 1, 1998 until further court order. In compliance with that order, Connecticut Valley has received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998. On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction.

     Also, on April 3, 1998, the Court indicated that its TRO enjoining the NHPUC's restructuring orders applied to Connecticut Valley and prohibits the enforcement of the restructuring orders until the Court conducts a consolidated hearing and rules on the requests for permanent injunctive relief by plaintiff PSNH and the other utilities that have been allowed to intervene in these proceedings, including the Company and Connecticut Valley. The plaintiffs-intervenors filed a motion asking the Court to extend its stay of action by the NHPUC to implement restructuring and to make clear that the stay encompasses the NHPUC's order of March 20, 1998.

     As a result of these Court orders, Connecticut Valley's 1997 charges under SFAS No. 5 and SFAS No. 71 described above were reversed in the first quarter of 1998. Combined, the reversal of these charges increased first quarter 1998 net income and earnings per share of common stock by approximately $4.5 million and $.39, respectively.

     On April 1, 1998, Citizens Bank of New Hampshire (Bank) notified Connecticut Valley that it was in default of the Loan Agreement between the Bank and Connecticut Valley dated December 27, 1994 and that the Bank will exercise all of its remedies from and after May 5, 1998 in the event that the violations are not cured. After reversing the 1997 write-offs described above, Connecticut Valley was in compliance with the financial covenants associated with its $3.75 million loan with the Bank. As a result, Connecticut Valley has satisfied the Bank's requirements for curing the violation.

     On May 11, 1998 the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently cancelled because of the Federal Court's June 5, 1998 Order.

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

     The Company has initiated and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. The Company cannot predict the ultimate outcome of this matter. However, an adverse resolution would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates.

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

     As described in Note 1 of Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, the Company believes it currently complies with the provisions of SFAS No. 71 for its regulated retail and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $73.0 million on a pre-tax basis as of June 30, 1998. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

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

     On November 5, 1997 the Company entered into an unsecured $50 million, 364 day committed Revolving Credit and Competitive Advance Facility (Credit Facility) with a group of banks. With the approval of this facility by the PSB on April 2, 1998, it became a three-year facility with two one-year options. However, due to the February 27, 1998 Order issued by the PSB in the Green Mountain Power Corporation rate proceeding, the banks participating in this Credit Facility have determined that a material adverse change occurred in the Company's financial prospects. Such a condition would prevent borrowings under the Credit Facility. In addition, three letters of credit with expiry dates between May and December 1999 supporting $16.3 million of long-term debt of the Company will likely not be rolled over by the issuing bank, which is the Agent Bank on the $50 million Credit Facility, if such material adverse change is continuing when those expiry dates occur in 1999. One letter of credit supporting $5.8 million expires May 1, 1999 and two letters of credit supporting $10.5 million expire December 1 and 2, 1999.

     Negotiations with the banks participating in the Credit Facility have resulted in an understanding, subject to documentation and regulatory approval, of modifications to the Credit Facility. Those major changes are:
1) a second mortgage interest in the Company's utility fixed assets;
2) a revised maturity date of June 1, 1999 (the original agreement was to end in November 2000) with yearly renewals at the banks' discretion; 3) a 25 basis point increase in interest rates on borrowings; 4) the application of any proceeds from the issuance of any First Mortgage Bonds during the term of the Credit Facility to the concurrent repayment of any outstanding loans thereunder as well as the reduction of the aggregate commitment of the Credit Facility; and 5) a 25 basis point increase in the cost of the $16.3 million aggregate amount of letters of credit. During the period in which documentation and regulatory approval of these changes are being completed, the banks have agreed to provide up to $10 million on an unsecured basis through June 1, 1999. At June 30, 1998, the Company had outstanding approximately $.3 million under this Credit Facility.

     The Company has $20.5 million of scheduled first mortgage debt repayments in December 1998. The Company anticipates those cash requirements will be met out of borrowings under the Credit Facility. The borrowings under the Credit Facility are expected to be approximately $25 million by May 1999, just prior to the June 1, 1999 expiration and repayment date on the Credit Facility. In addition, the Company will be required to roll over an aggregate of $16.3 million of letters of credit expiring in May 1999 and December 1999.
The Company's ability to refinance the expected $25.0 million of outstanding borrowings in May 1999, roll over the approximately $16.3 million of letters of credit in 1999 and reinstate a new Credit Facility will be largely dependant on a positive outcome of the Company's pending rate increase requests.

     Connecticut Valley maintained a $.8 million committed line of credit for its construction program and for other corporate purposes which expired on May 31, 1998. Connecticut Valley had no outstanding short-term debt at June 30, 1998. Connecticut Valley is currently renegotiating with Citizens Bank of New Hampshire to renew this line of credit on a secured basis. Connecticut Valley has outstanding long-term bank debt of $3.75 million expiring December 27, 1999, and is negotiating with Citizen's Bank to secure and extend this facility.

     The Company's capital structure ratios as of June 30, 1998 (including amounts of long-term debt due within one year) consisted of 51.7% common equity, 7.5% preferred stock and 40.8% long-term debt including capital lease obligations.

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

Diversification

     Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in five operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; and Hopewell, Virginia. In addition, Catamount has interests in two projects under construction in Thetford and Fort Dunlop, England, and a project under development in Summersville, West Virginia. Catamount's after-tax earnings were $.6 million and $.5 million for the second quarter of 1998 and 1997, respectively, and $1.3 million and $1.0 million for the first half of 1998 and 1997, respectively.

     SmartEnergy was formed to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services. SmartEnergy incurred losses of $.5 million and $3 thousand for the second quarter of 1998 and 1997, respectively, and losses of $.9 million and earnings of $.04 million for the first half of 1998 and 1997, respectively. These losses result from activities that will allow SmartEnergy to enter several niches of the national and international energy market. SmartEnergy has signed an agreement to manufacture and deliver the SmartDrive dairy vacuum pump control to domestic and worldwide markets beginning later this year. Participants in this arrangement are Babson Brothers Company and Asea Brown Boveri.

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

     On June 12, 1998, the Company filed with the PSB for a 10.7% retail rate increase to be effective March 1, 1999. This rate case proceeding overlaps the 6.6% rate increase request referenced above.

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

Year 2000 Information Systems Modifications

     The Company has assessed the impact of the year 2000 issue on its computer systems and applications. During 1997, the Company incurred costs of approximately $.1 million and estimates that about $2.5 million will be incurred in 1998 and $.2 million will be incurred in 1999 to modify its existing computer systems and applications which are expected to be completed during the second quarter of 1999. During the first quarter of 1998, the Company requested an accounting order from the PSB to defer these operating and maintenance costs. By letter dated June 10, 1998, the PSB declined to issue the requested accounting order, and directed the Company to recognize the Year 2000 costs in the period in which they occurred. The PSB also opened a generic proceeding into Year 2000 readiness and compliance costs, including the appropriate accounting treatment for those costs, for all Vermont utilities.

     On June 23, 1998, the Company asked the PSB to reconsider its decision with respect to the Company. On July 21, 1998, members of the PSB met with the Company's representatives and of the Vermont Department of Public Service to discuss the issues involved. As a result, the letter signed by the PSB denying the accounting treatment requested by the Company was thereby rescinded. The PSB will reconsider the issuance of an accounting order, and the Company anticipates that a final determination by the PSB will be issued by the end of the third quarter of 1998.

     The Company believes that based on the current regulatory process, these costs will be recovered through the regulatory process and therefore they do not represent the potential for a material adverse effect on its financial position or results of operations.

Management Audit

     On April 17, 1997, the PSB ordered an independent forward-looking analysis of three of the Company's management policies and practices focusing on three areas: 1) Transmission of information to the Company's Board of Directors by management. 2) Cost-benefit analyses for major corporate decisions. 3) Implementation of the Company's ethics and conflict of interest policy. An independent analysis on these areas began during the first quarter of 1998 and a final report is expected during the third quarter of 1998.

New Accounting Pronouncement

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company continues to evaluate the impact that the adoption of SOP 98-5 will have on the Company's financial position or results of operations.

Proposed Formation of Holding Company

     In order to further prepare Central Vermont Public Service Corporation for deregulation, on July 24, 1998, the Company filed a petition with the PSB for permission to create a holding company that would have as subsidiaries the Company and non-utility subsidiaries-Catamount and SmartEnergy. The Company believes that a holding company structure will facilitate the Company's transition to a deregulated electricity market. The proposed holding company formation must also be approved by Federal regulators, including the Securities and Exchange Commission and the FERC, and by the holders of the Company's shareholders.

Forward Looking Statements

     This document contains statements that are forward looking. These statements are based on current expectations that are subject to risks and uncertainties. Actual results will depend, among other things, upon general economic and business conditions, weather, the actions of regulators, including the outcome of the litigation involving Connecticut Valley before the FERC and the Court and the Company's two pending rate cases before the PSB and associated appeal to the Vermont Supreme Court, as well as other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission. The Company cannot predict the outcome of any of these proceedings or other factors.

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

Items 2, 3 and 4.

         None.

Item 5.  Other Information.

         (a) Effective July 20, 1998, Delano E. Lewis was elected to the Company's Board of Directors to replace Preston Leete Smith, who chose to retire early.

         (b) Date for Submission of Stockholder Proposals for 1999 Annual Meeting of Stockholders -

              A stockholder desiring to present a proposal at the Company's 1999 Annual Stockholders' Meeting and to have such proposal considered for inclusion in the proxy materials for such meeting should submit such proposal addressed to the Secretary, Joseph M. Kraus, no later than November 21, 1998. Any such proposal must comply with Rule 14a-8 of Regulation 14A of the proxy rules of the Securities and Exchange Commission and will be omitted from or included in the proxy material at the discretion of the Board of Directors of the Company in accordance with such applicable laws and regulations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  List of Exhibits

              10.  Material Contracts

              * 10.83.1 First Amendment to Credit Agreement Dated as of April 15, 1998

              * 10.83.2 Second Amendment to Credit Agreement Dated as of June 2, 1998

              27.  Financial Date Schedule.

         (b) Item 5. Other Events, Form 8-K dated April 1, 1998 was filed on April 30, 1998 re:

                   (1) Preliminary Injunction Stays New Hampshire Rate Order
                   (2) Vermont Retail Rate Case
                   (3) Revolving Credit and Competitive Advance Facility

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




                    By                James M. Pennington
                         _______________________________________________
                         James M. Pennington, Vice President, Controller
                                and Principal Accounting Officer







Dated  August 7, 1998