Form 10-Q
period 1998-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1998-11-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q



              x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 1998



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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1998 there were outstanding 11,457,876 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the three and nine months ended September 30, 1998
             and 1997                                                      3


            Consolidated Balance Sheet as of September 30, 1998 and
             December 31, 1997                                             4


            Consolidated Statement of Cash Flows for the nine months
             ended September 30, 1998 and 1997                             5


            Notes to Consolidated Financial Statements                  6-12


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13-30



PART II.  OTHER INFORMATION                                               31



SIGNATURES                                                                32

                         CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                               PART I - FINANCIAL INFORMATION
                               Item 1.  Financial Statements
                   CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                 (Dollars in thousands, except per share amounts)
                                                    (Unaudited)

                                           Three Months Ended         Nine Months Ended
                                              September 30              September 30
                                            1998         1997         1998         1997
                                          -------      -------      --------     --------
Operating Revenues                        $69,522      $67,990      $219,886     $221,926
                                          -------      -------      --------     --------
Operating Expenses
  Operation
    Purchased power                        42,196       40,114       127,784      121,415
    Production and transmission             5,925        6,134        17,279       17,421
    Other operation                         9,955        9,762        32,808       30,445
  Maintenance                               3,767        4,187        11,421       10,913
  Depreciation                              4,145        4,135        12,603       12,824
  Other taxes, principally property taxes   2,779        2,394         8,623        8,100
  Taxes on income                            (176)          86         1,837        6,375
                                          -------      -------      --------     --------
  Total operating expenses                 68,591       66,812       212,355      207,493
                                          -------      -------      --------     --------

Operating Income                              931        1,178         7,531       14,433
                                          -------      -------      --------     --------

Other Income and Deductions
  Equity in earnings of affiliates            808          790         2,384        2,467
  Allowance for equity funds during
   construction                                13            9            41           53
  Other income, net                           741        3,829         1,673        7,575
  Provision for income taxes                  (62)      (1,126)          -         (2,157)
                                          -------      -------      --------     --------
  Total other income and deductions, net    1,500        3,502         4,098        7,938
                                          -------      -------      --------     --------

Total Operating and Other Income            2,431        4,680        11,629       22,371

Net Interest Expense                        2,660        2,615         7,919        7,842
                                          -------      -------      --------     --------

Net Income (Loss) Before Extraordinary
 Credit                                      (229)       2,065         3,710       14,529
Extraordinary Credit Net of Taxes             -            -             873          -
                                          -------      -------      --------     --------

Net Income (Loss)                            (229)       2,065         4,583       14,529

Retained Earnings at Beginning of Period   74,646       77,983        75,841       74,137
                                          -------      -------      --------     --------

Cash Dividends Declared
  Preferred stock                             486          507         1,459        1,521
  Common stock                                 48          (21)        5,082        7,583
                                          -------      -------      --------     --------
  Total dividends declared                    534          486         6,541        9,104
                                          -------      -------      --------     --------
Retained Earnings at End of Period        $73,883      $79,562      $ 73,883     $ 79,562
                                          =======      =======      ========     ========
Earnings (Losses) Available For
 Common Stock                             $  (715)     $ 1,558      $  3,124     $ 13,008
Average Shares of Common Stock
 Outstanding                           11,448,585   11,423,401    11,432,844   11,470,643
Basic and Diluted Share of Common Stock:
 Earnings (losses) before extraordinary
  credit                                    $(.06)       $ .14          $.19        $1.13
 Extraordinary credit                          -            -            .08           -
                                            -----        -----          ----        -----
Earnings (Losses) Per Basic and Diluted
 Share of Common Stock                      $(.06)       $ .14          $.27        $1.13
                                            =====        =====          ====        =====

Dividends Paid Per Share of Common Stock     $.22         $.22          $.66         $.66

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                     (Dollars in thousands)

                                                     September 30  December 31
                                                         1998         1997
                                                     ------------  -----------
Assets
Utility Plant, at original cost                        $462,635     $461,482
  Less accumulated depreciation                         161,689      151,250
                                                       --------     --------
                                                        300,946      310,232
  Construction work in progress                          17,422       10,450
  Nuclear fuel, net                                         847          964
                                                       --------     --------
  Net utility plant                                     319,215      321,646
                                                       --------     --------
Investments and Other Assets
  Investments in affiliates, at equity                   26,144       26,495
  Non-utility investments                                36,022       33,736
  Non-utility property, less accumulated depreciation     2,979        2,894
                                                       --------     --------
  Total investments and other assets                     65,145       63,125
                                                       --------     --------
Current Assets
  Cash and cash equivalents                              10,154       16,506
  Special deposits                                          422          404
  Accounts receivable, less allowance for uncollectible
   accounts ($1,975 in 1998 and $1,946 in 1997)          21,933       23,166
  Unbilled revenues                                      11,067       18,951
  Materials and supplies, at average cost                 3,890        3,779
  Prepayments                                             4,781        1,464
  Other current assets                                    5,509        4,970
                                                       --------     --------
  Total current assets                                   57,756       69,240
                                                       --------     --------
Regulatory Assets                                        70,045       73,209
                                                       --------     --------
Other Deferred Charges                                    5,020        4,720
                                                       --------     --------
Total Assets                                           $517,181     $531,940
                                                       ========     ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares    $ 70,715     $ 70,715
  Other paid-in capital                                  45,312       45,295
  Treasury stock (327,972 shares and 362,447 shares,
   respectively, at cost)                                (4,277)      (4,728)
  Retained earnings                                      73,883       75,841
                                                       --------     --------
  Total common stock equity                             185,633      187,123
  Preferred and preference stock                          8,054        8,054
  Preferred stock with sinking fund requirements         18,000       19,000
  Long-term debt                                        108,834       93,099
  Long-term lease arrangements                           16,412       17,223
                                                       --------     --------
  Total capitalization                                  336,933      324,499
                                                       --------     --------
Current Liabilities
  Short-term debt                                           -         12,650
  Current portion of long-term debt and preferred stock  21,521       24,271
  Accounts payable                                        5,719        4,609
  Accounts payable - affiliates                           9,922       12,441
  Accrued income taxes                                      -          6,631
  Dividends declared                                        486        2,513
  Nuclear decommissioning costs                           6,012        6,010
  Other current liabilities                              18,375       21,646
                                                       --------     --------
  Total current liabilities                              62,035       90,771
                                                       --------     --------
Deferred Credits
  Deferred income taxes                                  56,152       53,996
  Deferred investment tax credits                         6,927        7,222
  Nuclear decommissioning costs                          24,722       28,947
  Other deferred credits                                 30,412       26,505
                                                       --------     --------
  Total deferred credits                                118,213      116,670
                                                       --------     --------
Total Capitalization and Liabilities                   $517,181     $531,940
                                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                            (Unaudited)


                                                           Nine Months Ended
                                                             September 30
                                                            1998        1997
                                                          -------     -------
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $ 4,583     $14,529
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Extraordinary credit                                (1,294)        -
       Equity in earnings of affiliates                    (2,383)     (2,467)
       Dividends received from affiliates                   2,595       2,316
       Equity in earnings of non-utility investments       (5,094)     (3,905)
       Distribution of earnings from non-utility
        investments                                         2,953       2,935
       Depreciation                                        12,603      12,824
       Deferred income taxes and investment tax credits     2,427        (691)
       Allowance for equity funds during construction         (41)        (53)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs           (2,838)      4,045
       Amortization of conservation and load management
        costs                                               4,226       5,264
       Gain on sale of investment                             -        (2,891)
       Gain on sale of property                               -        (2,095)
       Decrease in accounts receivable and unbilled
        revenues                                            9,485      12,207
       Increase (decrease) in accounts payable               (941)     (2,043)
       Increase (decrease) in accrued income taxes         (9,606)     (1,316)
       Change in other working capital items               (4,411)      3,027
       Other, net                                           3,768      (4,684)
                                                          -------     -------
     Net cash provided by operating activities             16,032      37,002
                                                          -------     -------

  Investing Activities
     Construction and plant expenditures                  (11,550)    (10,742)
     Deferred conservation & load management expenditures  (1,857)     (1,065)
     Return of capital                                        140         140
     Proceeds from sale of investment                         -         3,750
     Proceeds from sale of property                           -         2,624
     Non-utility investments                                 (102)       (777)
     Special deposits                                         -         2,284
     Other investments, net                                  (234)         74
                                                          -------     -------
     Net cash used for investing activities               (13,603)     (3,712)
                                                          -------     -------

  Financing Activities
     Sale (repurchase) of common stock                        451      (1,072)
     Short-term debt, net                                    (650)     (5,764)
     Long-term debt, net                                      (15)        -
     Common and preferred dividends paid                   (8,513)     (9,103)
     Other                                                    (54)        -
                                                          -------     -------
     Net cash used for financing activities                (8,781)    (15,939)
                                                          -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents       (6,352)     17,351
Cash and Cash Equivalents at Beginning of Period           16,506       6,365
                                                          -------     -------

Cash and Cash Equivalents at End of Period                $10,154     $23,716
                                                          =======     =======

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 5,534     $ 5,017
    Income taxes (net of refunds)                         $ 9,940     $10,398

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998


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

CLEVELAND AVENUE PROPERTY The Company's Cleveland Avenue property located in the City of Rutland, Vermont, a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl (PCB) contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies in the late 1980's and early 1990's to determine the magnitude and extent of the contamination. After completing its preliminary investigation, the Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5 million. This was charged to expense in the fourth quarter of 1992. Site investigation continued over the next several years.

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

BRATTLEBORO MANUFACTURED GAS FACILITY From the early to late 1940's, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company received last month a letter from the State of New Hampshire asking the Company to conduct a scoping study in and around the site of the former facility. The Company is in the process of responding to the State's request. The Company's response will include the identification of a qualified consultant to do the scoping study and a search for other Potential Responsible Parties (PRPs). At this time the Company has not finalized an estimate of its potential liability at this site.

PCB, INC. In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two related sites, located in Kansas and in Missouri (the Sites). During the mid-1980's, these Sites, operated by PCB Treatment, Inc., received materials containing PCBs from hundreds of sources, including the Company. According to the EPA, more than 1,200 parties have been identified as PRPs. The Company has complied with the
information request and will monitor EPA activities at the Sites.   In
December 1996, the Company received an invitation to join a PRP steering committee. The Company has not yet decided whether joining that committee would be in its best interest. That committee has estimated the Company's pro rata share of the waste sent to the Sites to be .42%. The committee estimates that the Sites' remediation will cost between $5 million and $40 million. Based on this information, the Company does not believe that the Sites represent the potential for a material adverse effect on its financial condition or results of operations.

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

     In 1996, the Company filed a lawsuit in federal court against a number of insurance companies. In its complaint, the Company alleged that general liability policies issued by the insurers provide coverage for all expenses incurred or to be incurred by the Company in conjunction with, among others, the Cleveland Avenue Property. Settlements were reached with all of the defendants. The settlements varied with respect to the scope of the release granted by the Company. Due to the uncertainties associated with the actual clean-up costs, no income has been recognized, instead, the proceeds have been applied to the environmental reserve.

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

     Several parties in the Company's rate case sought to challenge the Company's decision in 1991 to "lock-in" its participation in its power purchase agreement with Hydro-Quebec as one of 14 members of the Vermont Joint Owners () claiming that the decision of the Company to commit to the power contract in 1991 was imprudent and that power now purchased pursuant to that agreement is not "used and useful." The parties have also claimed that the Company has not met a condition of the Vermont Public Service Board's (PSB) prior approval of the contract, requiring that the Company obtain all cost effective Demand Side Management. In response, the Company filed a motion asking the PSB to rule that any prudence and used and useful issues were resolved in prior proceedings and that the PSB is precluded from again trying the Company on those issues.

     On April 17, 1998, the PSB issued an order generally denying the Company's motion. Given the fact that the PSB had recently severely penalized another member, Green Mountain Power Corporation, in an Order dated
February 27, 1998, after finding that its decision to lock-in the Hydro-Quebec contract was imprudent and the power purchased pursuant to that lock-in was not used and useful, the Company concluded that it was necessary to have the so-called preclusion issue reviewed by the Vermont Supreme Court (VSC) before the PSB issues a final order in the Company's current rate case. As such, the Company and other parties requested that the PSB consent to the filing of an interlocutory appeal of the PSB's decision and to a stay of the rate case pending review by the VSC. The Company further agreed to toll the statutory period of time in which the PSB must act on a rate request, while the matter is in appeal.

     The appeal and associated stay of the rate case significantly delayed the date that new rates would have otherwise taken effect. As a result, the Company's earnings prospects for 1998 will be adversely affected.

     In an effort to mitigate eroding earnings and cash flow prospects during the Vermont Supreme Court review process, on June 12, 1998 the Company filed with the PSB a request for a 10.7% rate increase ($24.7 million of annualized revenues) effective March 1, 1999. This rate case proceeding overlaps the 6.6% rate increase request referenced above that is now stayed pending a review on the so-called preclusion issue by the VSC.

     On October 27, 1998, the Company reached an agreement with the Vermont Department of Public Service (DPS) regarding the 10.7% rate increase request. The agreement, if approved by the PSB, provides for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered January 1, 1999. The temporary rate increase is subject to adjustment upon future resolution of the Hydro-Quebec Contract issues presently before the VSC.

     The agreement incorporates a disallowance of approximately $7.4 million for the Company's purchased power costs under the Hydro-Quebec Contract while the VSC reviews the PSB denial of the Company's claim that the PSB is precluded from again trying the Company on certain Hydro-Quebec Contract issues discussed above. Upon approval of the agreement by the PSB, the Company will record a charge of approximately $7.4 million on a pre-tax basis for disallowed purchased power expenses. The Company anticipates the PSB's decision on the rate increase agreement during the fourth quarter of 1998 and a resolution of the Hydro-Quebec Contract issues by the end of 1999.

     If the Company receives an unfavorable ruling from the VSC, and the methodology used to determine the temporary Hydro-Quebec disallowance is continued for the duration of the Hydro-Quebec Contract, approximately
$205.0 million of power costs to be incurred under that contract would not be recoverable in rates. Such a result would jeapordize the Company's ability to continue as a going concern.

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

     On January 19, 1998, Connecticut Valley and the Company filed with the Federal District Court (Court) for a temporary restraining order to maintain the status quo ante by staying the NHPUC Order of December 31, 1997 and preventing the NHPUC from taking any action that (i) compromises cost-based rate making for Connecticut Valley; (ii) interferes with the Federal Energy Regulatory Commission's (FERC) exclusive jurisdiction over the Company's pending application to recover wholesale stranded costs upon termination of its wholesale power contract with Connecticut Valley; or (iii) prevents Connecticut Valley from recovering through retail rates the stranded costs and purchased power costs that it incurs pursuant to its FERC-authorized wholesale rate schedule with the Company.

     On February 23, 1998, the NHPUC announced in a public meeting that it reaffirmed its finding of imprudence and designated a proxy market price for power at 4 cents per kWh in lieu of the actual costs incurred pursuant to the wholesale power contract with the Company. In addition, the NHPUC indicated, subject to certain conditions which were unacceptable to the companies, that it would permit Connecticut Valley to maintain its current rates pending a decision in Connecticut Valley's appeal of the NHPUC Order to the New Hampshire Supreme Court.

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

     On March 20, 1998, the NHPUC issued an order which affirms, clarifies and modifies various generic policy statements including the reaffirmation to establish rates on the basis of a regional average announced previously in its February 28, 1997 Final Plan. The March 20, 1998 order also addressed all outstanding motions for rehearings or clarification relative to the policies or legal positions articulated in the Final Plan and removed the stay covering the Company's interim stranded cost order of April 7, 1997. In addition, the March 20, 1998 Order imposed various compliance filing requirements.

     On April 3, 1998, the Court held a hearing on the Companies' motion for a Temporary Restraining Order (TRO) and Preliminary Injunction against the NHPUC at which time both the Companies and the NHPUC presented arguments. In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the Companies had established each of the prerequisites for preliminary injunctive relief and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule
effective January 1, 1998 until further court order.   Connecticut Valley has
received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998. On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction. The NHPUC's request for a stay was denied.

     Also, on April 3, 1998, the Court indicated its earlier TRO enjoining the NHPUC's restructuring orders applied to Connecticut Valley and prohibits the enforcement of the restructuring orders until the Court conducts a consolidated hearing and rules on the requests for permanent injunctive relief by plaintiff Public Service Company of New Hampshire (PSNH) and the other utilities that have been allowed to intervene in these proceedings, including the Company and Connecticut Valley. The plaintiffs-intervenors thereafter filed a motion asking the Court to extend its stay of action by the NHPUC to implement restructuring and to make clear that the stay encompasses the NHPUC's order of March 20, 1998.

     On May 11, 1998 the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently cancelled because of the Federal Court's June 5, 1998 Order, discussed below.

     On June 5, 1998, the Court issued an Order which denied the NHPUC's motion for a stay of the Court's preliminary injunction. The Order clearly states that no restructuring effort in New Hampshire can move forward without the Court's approval unless all New Hampshire utilities agree to the plan.
The Order suspends all involuntary restructuring efforts for all New Hampshire utilities until a hearing on the merits is conducted. The Company believes that the Court will convert the preliminary injunction to a permanent injunction after a hearing which is expected to occur during the first half of 1999. The NHPUC has appealed this Order to the Circuit Court of Appeals. These appeals have been fully briefed, and the Court of Appeals conducted oral argument on October 6, 1998.

     As a result of these Court orders, Connecticut Valley's 1997 charges under SFAS No. 5 and SFAS No. 71, described above, were reversed in the first quarter of 1998. Combined, the reversal of these charges increased first quarter 1998 net income and earnings per share of common stock by approximately $4.5 million and $.39, respectively.

     On April 1, 1998, Citizens Bank of New Hampshire (Bank) notified Connecticut Valley that it was in default of the Loan Agreement between the Bank and Connecticut Valley dated December 27, 1994 and that the Bank would exercise all of its remedies from and after May 5, 1998 in the event that the violations were not cured. After reversing the 1997 write-offs described above, Connecticut Valley was in compliance with the financial covenants associated with its $3.75 million loan with the Bank. As a result, Connecticut Valley has satisfied the Bank's requirements for curing the violation.

     On June 25, 1997, the Company filed with the FERC a notice of termination of its power supply contract with Connecticut Valley, conditional upon the Company's request to impose a surcharge on the Company's transmission tariff to recover the stranded costs that would result from the termination of its contract with Connecticut Valley. The amount requested was $44.9 million plus interest at the prime rate to be recovered over a ten-year period. In its Order dated December 18, 1997 in Docket No. ER97-3435-000, the FERC rejected the Company's proposed stranded cost surcharge mechanism but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC also rejected the Company's arguments concerning the applicability of stated FERC policies regarding retail stranded costs, multi-state regulatory gaps and the implications of state restructuring initiatives. The Company filed a motion seeking rehearing of the FERC's December 18, 1997 Order which was denied. In addition, and in accordance with the December 18, 1997 FERC Order, on January 12, 1998 the Company filed a request with the FERC for an exit fee mechanism to collect $44.9 million in a lump sum, or in installments with interest at the prime rate over a ten-year period, to cover the stranded costs resulting from the cancellation of Connecticut Valley's power contract with the Company.

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

     On August 4 and 5, 1998 Phase 1 hearings were held at the FERC on the issue of whether Connecticut Valley will become an unbundled tranmission customer of the Company. Subsequent to those hearings, the parties agreed to go on to hearings on the Phase 2 issues (addressing the allowable amount of the exit fee) without a preliminary determination from the Administrative Law Judge or the FERC on the Phase 1 issues. The Company will submit supplemental testimony on Phase 2 issues in December 1998.

     If the Company is unable to obtain an order authorizing the full recovery amount of the exit fee, or other appropriate mechanism, the Company would be required to recognize a loss under SFAS No. 5 totaling approximately
$75.0 million on a pre-tax basis. Furthermore, the Company would be required to write-off approximately $4.0 million in regulatory assets associated with its wholesale business under SFAS No. 71 on a pre-tax basis. Conversely, even if the Company obtains a FERC order authorizing the updated requested exit fee, Connecticut Valley would be required to recognize a loss under SFAS No. 5 of approximately $54.9 million on a pre-tax basis unless Connecticut Valley has obtained an order by the NHPUC or other appropriate body directing the recovery of those costs in Connecticut Valley's retail rates. Either of these reasonably possible outcomes could occur during calendar year 1999.

     The Company has initiated and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On September 14 and 15, 1998 the Company participated in a settlement conference with an administrative law judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing. The Company cannot predict the ultimate outcome of this matter. However, an adverse resolution would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates. Either of these reasonably possible outcomes could occur during calendar year 1999.

Note 4 - Investment in Vermont Yankee Nuclear Power Corporation

     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information for Vermont Yankee Nuclear Power Corporation follows:

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     1998      1997        1998      1997
                                   -------   -------     --------  --------
Operating revenues                 $43,186   $41,967     $152,269  $126,771
Operating income                   $ 3,929   $ 3,526     $ 11,639  $ 10,816
Net income                         $ 1,816   $ 1,721     $  5,324  $  5,244
Company's equity in net income        $594      $548       $1,643    $1,649

                        CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    September 30, 1998


Earnings Overview

     The Company recorded a net loss of $.2 million, or a loss of $.06 per share of common stock for the third quarter of 1998, compared to net income of $2.1 million, or $.14 per share of common stock during the same period last year. Due to the Company's winter sales peak and higher winter rates, the Company normally experiences losses in the second and third quarters when sales are lower and rates are reduced.

     Lower third quarter 1998 earnings compared to the third quarter of 1997 resulted primarily from higher net power costs during the 1998 quarter and an after tax gain of approximately $1.8 million or $.16 per share of common stock from a non-recurring asset sale recorded in 1997.

     For the nine months ended September 30, 1998, net income was $4.6 million, or $.27 per share of common stock compared to $14.5 million, or $1.13 per share of common stock for the 1997 period.

     Included in net income and earnings per share of common stock in the first nine months of 1998 is the positive impact of the reversal of a fourth quarter 1997 charge of $3.6 million (after-tax) and $.31, respectively, and an after-tax extraordinary credit of $.9 million and $.08, respectively, at the Company's New Hampshire utility subsidiary, Connecticut Valley Electric Company Inc. Net income and earnings per share of common stock for the first nine months of 1997 reflect after-tax gains of $3.1 million and $.28, respectively, from non-recurring asset sales.

     Absent the 1998 reversal of the fourth quarter 1997 charge of $3.6 million and the extraordinary credit of $.9 million, 1998's first nine months net income would have been $.1 million, or a loss of $.12 per share of common stock. Net income for the first nine months of 1997 absent non-recurring asset sales was $11.4 million, or $.85 per share of common stock. Other factors affecting results for 1998 are described in results of operations below.

     On June 12, 1998, the Company filed with the PSB a request for a 10.7% rate increase ($24.7 million of annualized revenues) effective March 1, 1999. On October 27, 1998, the Company reached an agreement with the DPS regarding this rate increase request.

     The agreement, if approved by the PSB, provides for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered January 1, 1999. The temporary rate increase is subject to adjustment upon future resolution of the Hydro-Quebec Contract issues presently before the VSC discussed in Note 3, Retail Rates above.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and nine months ended September 30, 1998 and 1997 (and the related percentage changes from 1997) is set forth below:

                                              Three Months Ended September 30
                                     ------------------------------------------------
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                     1998        1997   (Decrease)   1998        1997  (Decrease)
                                     -------  -------   ----------   -------  -------  ----------
        Residential                  215,475  213,402       1.0      $24,894  $24,744       .6
        Commercial                   242,033  234,354       3.3       24,310   23,913      1.7
        Industrial                    99,229   99,945       (.7)       6,888    6,997     (1.6)
        Other retail                   1,799    1,816       (.9)         488      496     (1.6)
                                     -------  -------                -------  -------
          Total retail sales         558,536  549,517       1.6       56,580   56,150       .8
                                     -------  -------                -------  -------
        Resale sales:
          Firm                           492      258      90.7           24       11    118.2
          Entitlement                 93,320   91,983       1.5        4,562    4,458      2.3
          Other                      264,571  217,214      21.8        7,145    6,018     18.7
                                     -------  -------                -------  -------
            Total resale sales       358,383  309,455      15.8       11,731   10,487     11.9
                                     -------  -------                -------  -------
        Other revenues                   -        -          -         1,211    1,353    (10.5)
                                     -------  -------                -------  -------
          Total sales                916,919  858,972       6.7      $69,522  $67,990      2.3
                                     =======  =======                =======  =======



                                              Nine Months Ended September 30
                                   ---------------------------------------------------
                                                        Percentage                     Percentage
                                           MWH           Increase    Revenues (000's)   Increase
                                     1998        1997   (Decrease)   1998        1997  (Decrease)
                                   ---------  --------- ----------  --------  -------- ----------
        Residential                  692,304    705,862    (1.9)    $ 84,499  $ 85,032      (.6)
        Commercial                   694,801    680,489     2.1       74,953    76,451     (2.0)
        Industrial                   307,647    314,501    (2.2)      24,344    24,805     (1.9)
        Other retail                   5,364      5,365      -         1,457     1,455       .1
                                   ---------  ---------             --------  --------
          Total retail sales       1,700,116  1,706,217     (.4)     185,253   187,743     (1.3)
                                   ---------  ---------             --------  --------
        Resale sales:
          Firm                         1,617        755   114.2           61        34     79.4
          Entitlement                229,076    287,469   (20.3)      14,825    14,025      5.7
          Other                      578,741    599,792    (3.5)      15,966    15,795      1.1
                                   ---------  ---------             --------  --------
            Total resale sales       809,434    888,016    (8.8)      30,852    29,854      3.3
                                   ---------  ---------             --------  --------
        Other revenues                   -         -         -         3,781     4,329    (12.7)
                                   ---------  ---------             --------  --------
          Total sales              2,509,550  2,594,233    (3.3)    $219,886  $221,926      (.9)
                                   =========  =========             ========  ========

     Retail MWH sales for the third quarter of 1998 increased 1.6% compared to the third quarter of 1997 resulting in an .8% increase in retail revenues.

     For the nine months ended September 30, 1998, retail MWH sales were relatively flat compared to the same period last year, decreasing only about
 .4%. This minimal decrease resulted in a $2.5 million, or 1.3% decrease in retail revenues. This negative variance is attributable to a $.6 million impact of lower MWH sales in the first nine months of 1998 as compared to the first nine months of 1997 and $1.9 million resulting from a modified rate design reflected in bills rendered since April 1, 1997. The modified rate design, which is revenue neutral on an annual basis, decreases prices charged during the winter months of December through March and increases prices during the remaining months of the year.

     Entitlement MWH sales increased 1.5% or 1,337 MWH for the third quarter compared to the same period in 1997. The increase results primarily from increased sales to UNITIL and Hydro-Quebec under Schedule C1 Contract.

     For the nine months ended September 30, 1998, entitlement MWH sales decreased 20.3% and related revenues increased 5.7%, or $.8 million compared to the same period last year. The decrease results primarily from the scheduled refueling and maintenance outage of the Vermont Yankee plant, which extended from March 21, 1998 through June 3, 1998, reducing MWH sales to UNITIL. However, the higher costs of the Company's share of Vermont Yankee's capacity costs associated with the refueling and maintenance outage are passed on to entitlement customers resulting in an increase in entitlement revenues of $.8 million, or 5.7%.

     The increase in other resale sales and revenues for the third quarter of 1998 resulted primarily from increased short-term system capacity sales partially offset by lower off-system sales.

     The decrease in other resale sales for the nine months ended
September 30, 1998 resulted primarily from decreased off-system sales and sales to Nepool partially offset by an increase in short-term system capacity sales. However, due to market fluctuations, other resale revenues increased $.2 million, or 1.1%.

     The decrease on other revenues for the three and nine months ended September 30, 1998 compared to the same periods last year results primarily from lower revenues associated with a transmission interconnection agreement and pole attachment rentals.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three and nine months ended September 30, 1998 and 1997 are as follows (dollars in thousands):

                                                         Three Months Ended September 30
                                                  --------------------------------------------
                                                          1998                     1997
                                                    Units      Amount         Units     Amount
                                                  -------     -------       -------    -------
    Purchased and produced:
      Capacity (MW)                                   543     $24,106           536    $23,703
      Energy (MWH)                                869,234      18,090       862,357     16,411
                                                              -------                  -------
         Total purchased power costs                           42,196                   40,114
    Production fuel (MWH)                          96,602         612        42,799        518
                                                              -------                  -------
         Total purchased power and
          production fuel costs                                42,808                   40,632
    Entitlement and other resale sales (MWH)      357,891      11,707       309,197     10,476
                                                              -------                  -------
         Net purchased power and production
          fuel costs                                          $31,101                  $30,156
                                                              =======                  =======


                                                          Nine Months Ended September 30
                                                ----------------------------------------------
                                                          1998                     1997
                                                    Units      Amount         Units     Amount
                                                ---------     -------     ---------    -------
    Purchased and produced:
      Capacity (MW)                                   559     $71,221           571    $68,161
      Energy (MWH)                              2,408,734      56,563     2,567,333     53,254
                                                              -------                  -------
         Total purchased power costs                          127,784                  121,415
    Production fuel (MWH)                         243,214       1,521       174,855      1,209
                                                              -------                  -------
         Total purchased power and
          production fuel costs                               129,305                  122,624
    Entitlement and other resale sales (MWH)      807,817      30,791       887,261     29,820
                                                              -------                  -------
         Net purchased power and production
          fuel costs                                          $98,514                  $92,804
                                                              =======                  =======

     Net purchased power and production fuel costs increased $.9 million, or 3.1% for the third quarter of 1998 compared to the third quarter of 1997. This variance is mostly attributable to increased purchases from small power qualifying and higher costs under the Hydro-Quebec power contract.

     For the nine months ended September 30, 1998, net purchased power and production fuel costs increased $5.7 million, or 6.2% compared to the same period last year. However, absent the benefit of the 1997 Connecticut Valley reversal discussed above, net purchased power and production fuel costs increased $11.2 million, or 12.1% for 1998 compared to the same period last year primarily as the result of the Vermont Yankee extended outage, increased purchases from small power qualifying and higher costs under the Hydro-Quebec power contract.

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

MERRIMACK UNIT #2

     Until its termination on April 30, 1998, the Company purchased power and energy from Merrimack Unit #2 pursuant to a contract dated July 16, 1966 entered into by and between Vermont Electric Power Company (VELCO) and Public Service Company of New Hampshire (PSNH). Pursuant to the contract, as amended, VELCO agreed to reimburse PSNH, in the proportion which the VELCO quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the unit incurred by PSNH, which are reasonable and cost-effective for the remaining term of the VELCO contract.
In early 1998, PSNH took the Merrimack Unit #2 facility off line, shut it down and commenced a maintenance outage. In February, March and April of 1998, PSNH billed VELCO for costs to complete the maintenance outage. VELCO disputes the validity of a portion of the charges on grounds that the maintenance performed at the unit was to extend the life of the Merrimack plant beyond the term of the VELCO contract and that the charges in connection with said investments were not reasonable and cost-effective for the remaining term of the VELCO contract. The Company estimates that the portion of the disputed charges allocable to the Company are approximately $1.0 million on a pre-tax basis. Such amounts have not been paid or expended at this time.

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in Millstone Unit #3 of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities
(NU). The Company also owns 2%, 3.5% and 31.3% equity interests in Maine Yankee, Yankee Atomic and Vermont Yankee, respectively.

Millstone Unit #3

    Millstone Unit #3 (Unit #3) received approval by the NRC commissioners and NRC staff on June 15, 1998 and June 29, 1998, respectively, to restart Unit #3 which was shut down on March 30, 1996, due to numerous technical and non-technical problems. Unit #3 reached full power operation on July 14, 1998. The Company's share of the total incremental operating and maintenance costs for Unit #3 were about $.9 million for 1997 and about $.3 million for 1998. Incremental replacement power costs for 1998 were about $1.9 million for the six month period that Unit #3 was out of service.

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

     The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be completed by the end of year 2000. The Company's 35% share of the total cost for this Project is expected to be about $6.2 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

     Vermont Yankee has received expressions of interest to purchase Vermont Yankee. Discussions between Vermont Yankee and these parties are continuing.

     Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation is approximately $16.0 million, $12.0 million and $3.9 million, respectively. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and nuclear decommissioning costs (current and non-current). Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

     The decision to prematurely retire these three nuclear power plants was based on economic analyses of the costs of operating them compared to the costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. The Company believes that based on the current regulatory process, its proportionate share of Maine Yankee, Connecticut Yankee and Yankee Atomic decommissioning costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the three plants has not and will not have a material adverse effect on the Company's earnings or financial condition.

     On August 31, 1998, a FERC Administrative Law Judge recommended that the owners of Connecticut Yankee, including the Company, may collect from customers $350.0 million for decommissioning the Connecticut Yankee Nuclear Power Plant rather than the $426.7 million requested. The Administrative Law Judge ruling is subject to Federal approval by five FERC commissioners. If approved, it is possible that the Company would not be able to recover approximately $1.5 million of decommissioning costs through the regulatory process.

Other Operation

     Other operating expenses increased $2.4 million for the nine months ended September 30, 1998 principally due to an increase in distribution, consulting services and regulatory commission expenses partially offset by an increase in deferral of conservation and load management costs.

Maintenance

     Maintenance expenses for the three months ended September 30, 1998 decreased $.4 million compared to the same period in 1997 primarily due to Unit #3 being back on line.

     The increase in maintenance expenses of $.5 million for the nine months ended September 30, 1998 compared to the same period in 1997 is mostly attributable to the severe ice storm in January 1998 partially offset by lower maintenance costs related to Unit #3.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The decrease in total income tax expense for the three and nine months ended September 30, 1998 results primarily from a decrease in pre-tax earnings for the periods.

Other Income and Deductions

     The decrease in other income, net for the 1998 three and nine months periods results from lower subsidiaries' earnings (see Diversification below) and gains of $2.1 million and $2.9 million from non-recurring asset sales in February and August 1997, respectively.

Extraordinary Credit

     The extraordinary credit net of taxes of $.9 million represents a reversal of a charge of a like amount taken in the fourth quarter of 1997 discussed above.

Dividends Declared

     The decrease in common dividends declared results from an early declaration made in December 1997 for the quarterly dividend paid on February 13, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash flow provided by operating activities was $16.0 million and $37.0 million for the nine months ended September 30, 1998 and 1997, respectively. The reduction is due to reduced cash earnings, the extended refueling outage at the Vermont Yankee Nuclear Power Plant in the 1998 period, and higher tax payments.

     The Company ended the first nine months of 1998 with cash and cash equivalents of $10.2 million, a decrease of $6.4 million from the beginning of the year. The decrease in cash for the first nine months of 1998 was the result of $16.0 million provided by operating activities, offset by $13.6 million used for investing activities and $8.8 million used for financing activities.

     Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided $19.6 million. About $3.6 million of cash was used for working capital needs and other operating activities.

     Investing Activities - Construction and plant expenditures consumed approximately $11.6 million, while $2.0 million was used for C&LM programs and non-utility investments.

     Financing Activities - Dividends paid on common stock were $7.0 million while preferred dividends were $1.5 million. Short-term obligations required $.7 million and sale of Treasury Stock provided $.4 million.

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions.

     The Company has a $50.0 million revolving credit facility with a group of banks which matures on June 1, 1999. No borrowings were outstanding at September 30, 1998 but borrowings are expected to be in the range of $10.0 to $15.0 million by June 1, 1999 as a result of scheduled first mortgage bond maturities. In addition, the Company must rollover an aggregate of $16.3 million of letters of credit between May 1999 and December 1999. The Company's ability to extend or replace the maturing $50.0 million revolving credit facility and roll over $16.3 million of maturing letters of credit will be dependent in large part on a positive outcome of the pending Hydro-Quebec Contract issues at the VSC.

     Connecticut Valley has outstanding long-term bank debt of $3.75 million expiring December 27, 1999. Discussions continue between Connecticut Valley and the Bank to extend this facility and to re-establish the $.8 million committed line of credit which expired on May 31, 1998.

     The Company's capital structure ratios as of September 30, 1998 (including amounts of long-term debt and preferred stock due within one year) consisted of 51.8% common equity, 7.5% preferred stock and 40.7% long-term debt including capital lease obligations.

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

     Catamount, a wholly owned non-utility subsidiary of the Company, has a credit facility which provides for up to $8.0 million of letters of credit and working capital loans. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve requirement in the Appomattox Cogeneration project.

     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

Hydro-Quebec Contract

     The Company is a party to a power contract with Hydro-Quebec through the VJO, a consortium of Vermont utilities. Under the contract with Hydro-Quebec and a separate Vermont Participants Agreement, there are step up provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the balance of the VJO partipants, including the Company, will "step up" to the defaulting party's share on a pro-rata basis. As of September 30, 1998 the Company's VJO obligation is approximately 47% of the total contract.

     On November 6, 1998, in connection with a severe ice storm during January 1998, the VJO filed a Notice of Arbitration in which it sets forth grounds for termination of the Hydro-Quebec contract that include, among others, several material defaults on the part of Hydro-Quebec with respect to the construction, maintenance and design of its transmission system. The contract provides that the arbitration will be conducted in Burlington, Vermont and under the auspices of the American Arbitration Association.

Diversification

     Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in six operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; and Thetford, England. In addition, Catamount has interests in a project under construction in Fort Dunlop, England, and a project under development in Summersville, West Virginia. Catamount's after-tax earnings were $.8 million and $2.6 million for the third quarter of 1998 and 1997, respectively, and $2.1 million and $3.6 million for the first nine months of 1998 and 1997, respectively.

     SmartEnergy was formed to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services. SmartEnergy incurred losses of $.4 million and $.2 million for the third quarter of 1998 and 1997, respectively, and losses of $1.2 million and $.2 million for the first nine months of 1998 and 1997, respectively. These losses are associated with activities that are intended to position SmartEnergy for possible entry into several niches of national retail markets. SmartEnergy has signed an agreement to manufacture and deliver the SmartDrive dairy vacuum pump control to domestic and worldwide markets beginning later this year. Participants in this arrangement are Babson Brothers Company and Asea Brown Boveri.

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

     On June 12, 1998, the Company filed with the PSB for a 10.7% retail rate increase to be effective March 1, 1999. This rate case proceeding overlaps the 6.6% rate increase request referenced above that is now stayed pending a review on the so-called preclusion issue by the Vermont Supreme Court. On October 27, 1998, the Company reached an agreement with the DPS regarding the 10.7% rate increase request.

     The agreement, if approved by the PSB, provides for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered January 1, 1999. The temporary rate increase is subject to adjustment upon future resolution of the Hydro-Quebec Contract issues presently before the VSC.

     In addition, the agreement incorporates a pro forma disallowance of approximately $7.4 million for the Company's purchased power costs under the Hydro-Quebec Contract while the VSC reviews the PSB denial of the Company's claim that the PSB is precluded from again trying the Company on certain Hydro-Quebec Contract issues. The Company anticipates the PSB's decision on the agreement during the fourth quarter of 1998 and a resolution of the Hydro-Quebec contracts issues by the end of 1999.

     If the Company receives an unfavorable ruling from the VSC, and the methodology used to determine the temporary Hydro-Quebec disallowance is continued for the duration of the Hydro-Quebec Contract, approximately
$205.0 million of power costs to be incurred under that contract would not be recoverable in rates. This result would jeapordize the ability of the Company to continue as a going concern.

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

Management Audit

     On April 17, 1997, the PSB ordered an independent forward-looking analysis of three of the Company's management policies and practices focusing on three areas: 1) Transmission of information to the Company's Board of Directors by management. 2) Cost-benefit analyses for major corporate decisions. 3) Implementation of the Company's ethics and conflict of interest policy. The PSB's consultant began work on the project during the first quarter of 1998 and issued a final report during October 1998. The PSB has not yet indicated any response to the report.

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

Year 2000 Information Systems Modifications

     The Company's information systems could be affected by the date change in Year 2000 because most software application and operational programs will not properly recognize calendar dates beginning in the Year 2000. If not corrected, many computer applications could fail or create erroneous results. In order to meet current and future business needs the Company retained outside consultants to make its customer service applications Year 2000 compliant. In addition, the Company utilized both internal and external resources to make other applications, including its desk top applications Year 2000 ready. Inventory and assessment activities are 100% complete. Overall remediation efforts are estimated at approximately 50% complete. The Company expects to achieve compliance with Year 2000 requirements for all of its financial and operating systems during the second quarter of 1999.

     The Company's operations would be adversely affected if a date-related system failure occurred with one of its major power suppliers, such as Hydro-Quebec or Vermont Yankee, or VELCO, the company responsible for transmission in Vermont. VELCO indicates it will be compliant by September 1999. Other delivery systems outside the state could, in the event of a date-related system failure, cause additional power supply interruptions. The Company has requested written reports from its power supply vendors regarding each company's status relative to Year 2000 compliance and based on responses to date, these power supply vendors have indicated that they are either currently compliant or expect to be compliant by June 1999.

     The Company has also requested compliance information from other major vendors and suppliers. While this process is not yet complete, based upon responses to date, many of those major vendors and suppliers have indicated that they will be Year 2000 compliant in a timely manner. However, there can be no guarantee that third parties' noncompliance and their failure to remediate Year 2000 issues would not have a material adverse effect on the Company.

     Failure on the part of the Company to comply by December 31, 1999 would have a material adverse effect on the Company's results of operations, liquidity and financial condition. Also, failures of the Company's principal power and transmission suppliers to remedy Year 2000 compliance issues, could have a material adverse effect on the Company should non-compliance result interruptions of power supply and transmission.

     The Company is part of the Northeast grid contingency plan that would go into effect immediately which will provide electricity to its customers on a priority basis in the event of power outages. The Company also has contingency plans developed in the event of the failure of its transmission, generation, distribution, metering, telecommunications, information and public communications systems. In addition, the State of Vermont has developed a contingency plan that deals with electrical emergencies.

     The Company believes it will incur approximately $2.8 million of costs associated with making the necessary modifications to its centralized and non-centralized computer systems. As of September 30, 1998, approximately $1.7 million of those costs have been incurred.

     During the first quarter of 1998, the Company requested an Accounting Order from the PSB to defer these operating and maintenance costs. On
August 31, 1998, the PSB issued an Accounting Order authorizing the Company to defer these costs and amortize them over a five-year period beginning
January 1, 2000.

     The Company believes that these costs will be recovered through the regulatory process and do not represent the potential for a material adverse effect on its financial position or results of operations.

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

     On July 22, 1998, Governor Dean issued an Executive Order establishing a Working Group On Vermont' Electricity Future to lead a new effort to review the issues of potential restructuring of Vermont's electric industry. Members of the Working Group include individuals with both business and governmental experience including a former chairman of the PSB. The purpose of the Working Group is to determine the best structure for the electric industry in Vermont so as to achieve the lowest current and long-term electric costs for all classes of electric consumers. While any recommendations developed through this effort cannot be implemented without regulatory and/or legislative enactments, the Governor has expressed that he hopes that the creation of the Working Group will provide an independent, non-partisan, fact-based analysis and examination of the issues surrounding electric restructuring and help pave the way to some type of proposal to pass the 1999 Vermont General Assembly. The Working Group is charged with presenting a report, with recommendations, to the Governor and Legislative leaders by December 15, 1998. In the months since its establishment, the Working Group has convened a series of meetings and engaged in fact finding with interested parties, including Vermont utilities. At this time, the task force has yet to issue a preliminary report of its recommendations.

     On August 27, 1998, the PSB hosted a workshop entitled, "Electricity
Futures: Reforming Vermont's Power Supply", which was organized to facilitate power supply reform. Participants heard reports on successful power supply reforms in other states, followed by a discussion intended to identify opportunities and next steps, and to elicit proposals for reformulating Vermont's electric power supply. This workshop generated a great deal of interest with over 140 attendees, representing Vermont retail electric utilities, both large and small electricity consumers, public officials and interest groups, and several current and aspiring energy suppliers. As a follow up to the workshop, on September 15, 1998, the PSB opened a formal proceeding in Docket No. 6140 with the goal of creating a regulatory environment and a procedural framework to call forth, for disciplined review, proposals for reducing current and future power costs in Vermont. The PSB explained that it intends that this proceeding will define one or more acceptable courses for reform, and will create the framework to enable Vermont utilities and other interested parties to pursue them and to present them for regulatory approval in an open, public process. All Vermont utilities were made a party to that proceeding. Subsequent to the PSB's announcement, preliminary position paper were filed and a technical conference was convened with the PSB to recommend the scope of the investigation and potential courses for reform of Vermont's power supply. As of this time, the PSB has yet to act on any of the proposal or recommendations made concerning the disposition of the matters in Docket No. 6140.

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

     On March 20, 1998, the NHPUC issued an order which affirmed, clarified and modified various generic policy statements including the reaffirmation to establish rates on the basis of a regional average announced previously in its February 28, 1997 Final Plan. The March 20, 1998 order also addressed all outstanding motions for rehearings or clarification relative to the policies or legal positions articulated in the Final Plan and removed the stay covering the Company's interim stranded cost order of April 7, 1997. In addition, the March 20, 1998 Order imposed various compliance filing requirements.

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

     On February 23, 1998, the NHPUC announced in a public meeting that it reaffirmed its finding of imprudence and designated a proxy market price for power at 4 cents per kWh in lieu of the actual costs incurred pursuant to the wholesale power contract with the Company. In addition, the NHPUC indicated, subject to certain conditions which were unacceptable to the companies, that it would permit Connecticut Valley to maintain its current rates pending a decision in Connecticut Valley's appeal of the NHPUC Order to the New Hampshire Supreme Court.

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

     On April 3, 1998, the Court held a hearing on the Companies' motion for a Temporary Restraining Order (TRO) and Preliminary Injunction against the NHPUC at which time both the Companies and the NHPUC presented arguments. In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the Companies had established each of the prerequisites for preliminary injunctive relief and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule effective January 1, 1998 until further court order. In compliance with that order, Connecticut Valley has received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998. On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction. The NHPUC's request for a stay was denied.

     Also, on April 3, 1998, the Court indicated that its earlier TRO enjoining the NHPUC's restructuring orders applied to Connecticut Valley and prohibits the enforcement of the restructuring orders until the Court conducts a consolidated hearing and rules on the requests for permanent injunctive relief by plaintiff PSNH and the other utilities that have been allowed to intervene in these proceedings, including the Company and Connecticut Valley. The plaintiffs-intervenors filed a motion asking the Court to extend its stay of action by the NHPUC to implement restructuring and to make clear that the stay encompasses the NHPUC's order of March 20, 1998.

     On May 11, 1998 the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently cancelled because of the Federal Court's June 5, 1998 Order, discussed below.

    On June 5, 1998, the Court issued an Order which denied NHPUC's motion for a stay of the Court's preliminary injunction. The Order clearly states that no restructuring effort in New Hampshire can move forward without the Court's approval unless all New Hampshire utilities agree to the plan. The Order suspends all involuntary restructuring efforts for all New Hampshire utilities until a hearing is conducted. The Company believes that the Court will convert the preliminary injunction to a permanent injunction. The NHPUC has appealed this Order to the Circuit Court of Appeals. These Appeals have been fully briefed, and the Court of Appeals conducted oral argument on October 6, 1998.

     As a result of these Court orders, Connecticut Valley's 1997 charges under SFAS No. 5 and SFAS No. 71 described above were reversed in the first quarter of 1998. Combined, the reversal of these charges increased first quarter 1998 net income and earnings per share of common stock by approximately $4.5 million and $.39, respectively.

     On April 1, 1998, Citizens Bank of New Hampshire (Bank) notified Connecticut Valley that it was in default of the Loan Agreement between the Bank and Connecticut Valley dated December 27, 1994 and that the Bank would exercise all of its remedies from and after May 5, 1998 in the event that the violations were not cured. After reversing the 1997 write-offs described above, Connecticut Valley was in compliance with the financial covenants associated with its $3.75 million loan with the Bank. As a result, Connecticut Valley has satisfied the Bank's requirements for curing the violation.

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

     On August 4 and 5, 1998 Phase 1 hearings were held at the FERC on the issue of whether Connecticut Valley will become an unbundled tranmission customer of the Company. Subsequent to those hearings, the parties agreed to go on to hearings on the Phase 2 issues (addressing the allowable amount of the exit fee) without a preliminary determination from the Administrative Law Judge or the FERC on the Phase 1 issues. The Company will submit supplemental testimony on Phase 2 issues on December 3, 1998.

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

     The Company has initiated and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On September 14 and 15, 1998 the Company participated in a settlement conference with an administrative law judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing. The Company cannot predict the ultimate outcome of this matter. However, an adverse resolution would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates.

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

     As described in Note 1 of Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, the Company believes it currently complies with the provisions of SFAS No. 71 for its regulated retail and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $70.0 million on a pre-tax basis as of September 30, 1998. Criteria that give rise to the discontinuance of SFAS No. 71 include
(1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

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

     SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of September 30, 1998, based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

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

                    CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         On July 29, 1996, the Company filed a Declaratory Judgment action in the United States District Court for the District of Vermont. The Complaint named as defendants a number of insurance companies that issued policies to the Company dating from the mid 1940s to the late 1980s. The Company asserted that policies issued by defendants provide coverage for all defense and remediation costs associated with the Cleveland Avenue property, the Bennington Landfill site and the North Clarendon site. Settlement has been reached with all defendants. See Note 2 to the Consolidated Financial Statements for related disclosures.

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

Items 2, 3 and 4.

         None.

Item 5.  Other Information.

         Effective November 2, 1998, Janice L. Scites was elected to the Company's Board of Directors to replace Delano E. Lewis.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  List of Exhibits

              27.  Financial Data Schedule.

         (b) Item 5. There were no reports on Form 8-K for the quarter ended September 30, 1998.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                          (Registrant)



                    By                 Francis J. Boyle
                       Francis J. Boyle, Senior Vice President, Principal
                                Financial Officer and Treasurer




                    By                James M. Pennington
                         James M. Pennington, Vice President, Controller
                                and Principal Accounting Officer







Dated  November 13, 1998