Form 10-K
period 1998-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1999-03-29
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  _________

                                  FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to


                       Commission file number 1-8222

                Central Vermont Public Service Corporation
          (Exact name of registrant as specified in its charter)

             Vermont                                03-0111290
(State or other jurisdiction                    (IRS Employer
  incorporation or organization)                  Identification No.)

    77 Grove Street, Rutland, Vermont                    05701
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (802) 773-2711
__________________________________________________________________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                                Cover page

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $143,980,458 based upon the closing price as of January 29, 1999 of Common Stock, $6 Par Value, on the New York Stock Exchange as reported in the Eastern Edition of the Wall Street Journal.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock: As of January 31, 1999, there were outstanding 11,461,131 shares of Common Stock, $6 Par Value.


DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 4, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, is incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Form 10-K.







                             Cover page continued

                               Form 10-K - 1998


                              TABLE OF CONTENTS


                                                                          Page
                                    PART I

Item 1.   Business................................................          2
Item 2.   Properties..............................................         20
Item 3.   Legal Proceedings.......................................         21
Item 4.   Submission of Matters to a Vote of Security Holders.....         21


                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters....................................         22
Item 6.   Selected Financial Data.................................         23
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................         24
Item 8.   Financial Statements and Supplementary Data.............         46
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................         79


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant......         79
Item 11.  Executive Compensation..................................         79
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.............................................         79
Item 13.  Certain Relationships and Related Transactions..........         79


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K............................................         80
Signatures........................................................        102

                                    PART I

Item 1.   Business.

Overview.

     Central Vermont Public Service Corporation (the "Company"), incorporated under the laws of Vermont on August 20, 1929, is engaged in the purchase, production, transmission, distribution and sale of electricity. The Company has various wholly and partially owned subsidiaries. These subsidiaries are described below.

     The Company is the largest electric utility in Vermont and serves 139,543 customers in nearly three-quarters of the towns, villages and cities in Vermont. This represents about 50% of the Vermont population. In addition, the Company supplies electricity to one municipal, one rural cooperative, and one private utility.

     The Company's sales are derived from a diversified customer mix. The Company's sales to residential, commercial and industrial customers accounted for 59% of total MWH sales for the year 1998. Sales to the five largest retail customers receiving electric service from the Company during the same period aggregated about 5% of the Company's total electric revenues for the year. The Company's requirements resale sales accounted for approximately 4%, entitlement sales accounted for 9% and other resale sales which include contract sales, opportunity sales, sales to NEPOOL and short-term system capacity sales accounted for approximately 28% of total MWH sales for the year 1998.

     Connecticut Valley Electric Company Inc. (Connecticut Valley), a wholly owned subsidiary of the Company, incorporated under the laws of New Hampshire on December 9, 1948, distributes and sells electricity in parts of New Hampshire bordering the Connecticut River. It serves 10,390 customers in 13 communities in New Hampshire. About 2% of the New Hampshire population resides in its service area. Connecticut Valley's sales are also derived from a diversified customer mix. Connecticut Valley's sales to residential, commercial and industrial customers accounted for 99.5% of total MWH sales for the year 1998. Sales to its five largest retail customers during the same period aggregated about 21% of Connecticut Valley's total electric revenues for the year 1998.

     The Company also owns 56.8% of the common stock and 46.6% of the preferred stock of Vermont Electric Power Company, Inc. (VELCO). VELCO owns the high voltage transmission system in Vermont. VELCO created a wholly owned subsidiary, Vermont Electric Transmission Company, Inc. (VETCO), to finance, construct and operate the Vermont portion of the 450 KV DC transmission line connecting the Province of Quebec with Vermont and New England. In addition, the Company owns 31.3% of the common stock of Vermont Yankee Nuclear Power Corporation (Vermont Yankee), a nuclear generating company. The Company also owns 2% of the outstanding common stock of Maine Yankee Atomic Power Company, 2% of the outstanding common stock of Connecticut Yankee Atomic Power Company and 3.5% of the outstanding common stock of Yankee Atomic Electric Company.

     The Company also owns a real estate company, C.V. Realty, Inc. and one wholly owned subsidiary created for the purpose of financing and constructing a hydroelectric facility in Vermont. This hydroelectric facility, owned by Central Vermont Public Service Corporation - East Barnet Hydroelectric, Inc. became operational September 1, 1984 and has been leased and operated by the Company since its in-service date.

     In addition, the Company has a wholly owned non-utility subsidiary, Catamount Investment Corporation, which was formed for the purpose of holding the Company's subsidiaries that invest in unregulated business opportunities. For additional information of the Company's unregulated activities, see
PART II, Item 8 herein.

     For Financial Information About Segments for the last three fiscal years, See Part II, Item 8, Note 16-Segment Reporting.

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

     Pursuant to Vermont statutes (30 V.S.A. Section 249), the PSB has established as the service area for the Company the area it now serves. Under 30 V.S.A. Section 251(b) no other company is legally entitled to serve any retail customers in the Company's established service area except as described below.

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

     Section 212(d) provides that upon PSB approval of a Department retail sales request, Vermont utilities shall make arrangements for distributing such electricity on terms and conditions that are negotiated. Failing such negotiation, the PSB is directed to determine such terms as will compensate the utility for all costs reasonably and necessarily incurred to provide such arrangements. Such sales have not been made in the Company's service area since 1993.

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

     In the summer of 1997, the City of Claremont (Claremont), New Hampshire engaged a consulting firm to conduct a study to determine Claremont's options under New Hampshire law including the possible municipalization of Connecticut Valley's service area located within its jurisdiction. The City Council has appropriated approximately $75,000 for purposes of the study which has been completed. Claremont continues to consider the study, but has taken no action on it.

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

     In Docket DE 94-163, Order No. 21,683 (reh'g denied, Order No. 21,776), the New Hampshire Public Utilities Commission (NHPUC) ruled that Public Service Company of New Hampshire's (PSNH) rights to its franchise territory are not exclusive as a matter of law. Connecticut Valley was an intervenor in that docket. PSNH appealed the NHPUC's decision to the State of New Hampshire Supreme Court, and Connecticut Valley has filed a brief with the New Hampshire Supreme Court in favor of PSNH's position. The New Hampshire Supreme Court upheld the NHPUC's position, but did not rule on just compensation issues.
The NHPUC ordered the petitioner to seek a ruling from the FERC that its proposed operations were not a "sham transaction." The petitioner failed to seek such a ruling, therefore, the NHPUC closed this docket.

     For a discussion relating to Electric Industry Restructuring in Vermont and New Hampshire see PART II, Item 7 herein.

     For a discussion relating to the Company's wholesale electric business see Wholesale Rates below.

                                  RATE DEVELOPMENTS

Vermont Retail Rates.

     On September 22, 1997, the Company filed for a 6.6% or $15.4 million per annum, general rate increase to become effective June 6, 1998 (Order
No. 6018).

     Also on September 22, 1997, the Company filed a retail rate redesign whose primary purpose was to eliminate seasonal rates. The Vermont Public Service Board (PSB) has not yet acted on this request.

     On June 12, 1998, the Company filed with the PSB a request for a 10.7% retail rate increase ($24.9 million of annualized revenues) to become effective March 1, 1999 to cover primarily the higher power costs that the Company will incur under the Vermont Joint Owners contract with Hydro-Quebec. In this proceeding the PSB delayed the examination of the prudence and used-and-usefulness of the Hydro-Quebec Contract pending the Vermont Supreme Court's decision in the appeal of Docket No. 6018. After extensive negotiation, on October 28, 1998 the DPS filed a Memorandum of Understanding
(MOU) between it and the Company which proposed a resolution of the issues other than power costs under the Hydro-Quebec Contract. The proposed resolution included, among other provisions, a final determination of the Company's rate request except for issues of prudence and used-and-usefulness of the Hydro-Quebec Contract, and a temporary, pro forma Hydro-Quebec prudence and used-and-usefulness disallowance modeled on the Hydro-Quebec disallowance which the PSB applied to Green Mountain Power Corporation in its February 1998 rate order. To reflect both the final and the temporary cost of service determinations, the MOU proposed a "temporary rate increase" of 4.7% or $10.9 million on an annualized basis effective with service rendered
January 1, 1999. By order dated December 11, 1998, the PSB approved the MOU in its entirety. For additional information regarding recent rate increase requests see PART II, Item 7 "Rates and Regulation" and Item 8 "Retail Rates" herein.

New Hampshire Retail Rates.

     Connecticut Valley's retail rate tariffs, approved by the New Hampshire Public Utilities Commission (NHPUC), contain a Fuel Adjustment Clause (FAC) and a Purchased Power Cost Adjustment (PPCA). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available. On the basis of estimates of costs for 1998 and reconciliations from 1997, the combined 1998 FAC and PPCA would have resulted in an increase in revenues of approximately $2.1 million for 1998. Based on a motion by the City of Claremont, an intervenor, the NHPUC, in its order dated December 31, 1997, found that Connecticut Valley was imprudent not to have terminated its wholesale power contract with the Company and froze Connecticut Valley's FAC and PPCA rates. Subsequently, the NHPUC, in deference to a temporary restraining order issued by a federal district court, allowed FAC and PPCA rates effective May 1, 1998 that would make the Company whole for 1997 undercollections, the 1998 undercollections incurred through April 30, 1998, and the increase in 1998 power costs.

     On the basis of estimates of costs for 1999 and reconciliations from 1998, the combined 1999 FAC and PPCA rates would have resulted in a decrease in revenues of approximately $2.3 million for 1999. The decrease was primarily caused by the elimination of the various undercollections from prior periods mentioned above. The City of Claremont filed a motion to determine the prudence of the 1999 power costs. However, by agreement of the parties, including the NHPUC, the hearing was limited to the mathematical calculation of the FAC and PPCA. An NHPUC order allowed the decrease. See PART II,
Item 7 herein for additional information regarding New Hampshire Electric Industry Restructuring and Item 8 Note 13 herein for information regarding Retail Rates-New Hampshire.

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

     Connecticut Valley also purchases power from several small power producers who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In 1998, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 41,477 MWH, of which 38,283 MWH were purchased from Wheelabrator Claremont Company, L.P., (Wheelabrator) who owns a solid waste plant. Connecticut Valley had filed a complaint with FERC stating its concern that Wheelabrator has not been a qualifying facility since the plant began operation. On February 11, 1998, the FERC issued an Order denying Connecticut Valley's request of a refund of past purchased power costs and lower future costs. The Company filed a request for rehearing with the FERC on March 13, 1998 which was denied. Subsequently, Connecticut Valley appealed to the D.C. Circuit Court of Appeals which has yet to result in a decision.

     See PART II, Item 7 herein for detailed information regarding New Hampshire Electric Industry Restructuring.

Wholesale Rates.

     The Company sells firm power to Connecticut Valley under a wholesale rate schedule based on forecast data for each calendar year which is reconciled to actual data annually. The rate schedule provides for an automatic update of annual rates, as well as a subsequent reconciliation to actual data. The Company filed and the FERC approved (1) a revenue increase of $281,000 or 2.4% for 1998 power costs., (2) a reconciliation of 1997 revenues to actual costs which resulted in an additional billing of $379,000, including interest, and
(3) a revenue decrease of $226,000 or 1.9% for 1999 power costs. The NHPUC order dated February 28, 1997 regarding New Hampshire Electric Industry Restructuring ordered, among other things, Connecticut Valley to terminate the wholesale rate schedule with the Company.

     On June 25, 1997, the Company filed with the FERC an application for recovery of stranded costs and a notice of cancellation of the rate schedule under which the Company sells firm power to Connecticut Valley contingent upon the recovery of stranded costs. The stranded cost obligation, expressed on a net present value basis as of January 1, 1998, is $44,925,000, would be authorized by the Company's open access Transmission Service Tariff No. 7, and collected as a surcharge to the transmission charges of any customer that uses the Company's transmission system to wheel power for ultimate delivery within Connecticut Valley service area. The surcharge is expected to recover the stranded costs over a ten-year period. By order dated December 18, 1997, the FERC rejected the Company's filing on the grounds that the transmission tariff was an inappropriate vehicle for recovery. Pursuant to the FERC request in that order, the Company filed a letter stating its intention to refile the stranded cost recovery as an exit fee to the rate schedule under which the Company sells firm power to Connecticut Valley. The Company did so on January 12, 1998. The FERC accepted the filing and bifurcated the proceeding, first, to determine whether Connecticut Valley would become an unbundled transmission customer of the Company and, second, to determine the Company's expectation period for serving Connecticut Valley and the allowable amount of the exit fee.

     On April 28, 1998, the Company filed its case-in-chief before the FERC updating the amount of the exit fee to $54.9 million which was subsequently amended to $50.0 million in a lump sum, describing all of the ways Connecticut Valley will become an unbundled transmission customer of the Company subsequent to termination, and establishing the expected period of service based upon the date of termination, whenever that occurs, and the weighted average service life of its commitments to power resources to serve Connecticut Valley. Had termination taken effect on January 1, 1998 this expectation period would have equaled nineteen years.

     For additional information regarding legal and regulatory proceedings, see PART II, Item 7, Electric Industry Restructuring and Item 8, Note 13, Retail Rates.

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

     Nine parties intervened in the Company's Tariff filing. On April 28, 1995, the FERC issued a deficiency letter asking for more information in a number of areas. The Company filed a timely response to the deficiency letter on June 14, 1995. Three parties filed protests in response to the Company filing, and one additional party filed a request for late intervention. The FERC accepted the Tariff for filing on August 14, 1995, suspended it and set it for hearing. The order allowed the Tariff to become effective August 15, 1995, subject to refund and subject to the outcome of the Open Access NOPR proceeding. The New Hampshire Electric Cooperative began taking transmission service under the Tariff as of its effective date.

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

                                   POWER RESOURCES

Overview.

     The Company's and Connecticut Valley's energy generation and purchased power required to serve their retail and firm wholesale customers was 2,488,581 MWH for the year ended December 31, 1998. The maximum one-hour integrated demand during that period was 420.6 MW, which occurred on December 30, 1998. The Company's and Connecticut Valley's total energy generation and purchased power in 1998, including that related to all resale customers, was 3,829,373 MWH.

     The following tabulation shows the sources of such energy and capacity available to the Company and Connecticut Valley for the year ended
December 31, 1998 and at the time of the Company's own peak. For additional information related to purchased power costs, refer to PART II, Item 7 herein.

                                               Year Ended December 31, 1998
                                       Net Effective                        Generated and
                                        Capability                          Purchased at
                                         12 Month        Generated          Time of the
                                         Average       and Purchased       Company's Peak

                                           MW            MWH       %          MW       %
       WHOLLY-OWNED PLANTS:
         Hydro.......................     40.7         221,763    5.8        17.9     4.3
         Diesel and Gas Turbine.....      28.9           1,258     -           -       -
       JOINTLY OWNED PLANTS:
         Millstone #3................      8.2          59,291    1.6          -       -
         Wyman #4....................     10.9          19,126    0.5         9.1     2.2
         McNeil......................     10.5          31,396    0.8        10.1     2.4
       EQUITY OWNERSHIP IN PLANTS:
        (Purchased)
         Vermont Yankee..............    158.7       1,045,930   27.3       137.6    32.7
       MAJOR LONG-TERM PURCHASES:
         Hydro-Quebec................    195.3       1,073,448   28.0       161.4    38.4
         Merrimack #2................     15.7          73,116    1.9          -       -
       OTHER PURCHASES:
         System and other purchases..    127.4         396,279   10.4       173.2    41.2
         Small power producers.......     33.7         212,645    5.6        17.7     4.2
         Unit purchases..............     55.4         237,378    6.2        59.8    14.2
         Entitlement purchases.......     21.4          92,503    2.4        40.4     9.6
         Pumped storage hydro........      2.8           1,328     -           -       -
       NEPEX.........................       -          363,912    9.5        52.3    12.4
       NET WHOLESALE SALES and
        miscellaneous at time of peak       -              -       -       (258.9)  (61.6)
                                         _____       _________  _____       _____   _____
            TOTAL....................    709.6       3,829,373  100.0       420.6   100.0
                                         =====       =========  =====       =====   =====

       Wholly Owned Plants.

            The Company owns and operates 20 hydroelectric generating facilities in Vermont which have an aggregate nameplate capability of 41.2 MW and two gas-fired and one diesel-peaking units with a combined nameplate capability of 28.9 MW.

       Jointly Owned Plants.

            The Company has a joint-ownership interest in the following generating and transmission plants:

                                                                             Net       1998
                                           Fuel                  MW       Generation   Load   Net Plant
         Name                Location      Type    Ownership  Entitlement    MWH      Factor  Investment
         Millstone #3        Waterford,    Nuclear    1.73%      20          59,291     34%
       $51,713,362
                              Connecticut

         Wyman #4            Yarmouth,     Oil        1.78%      11          19,126     20%   $
       1,380,143
                              Maine

         Joseph C. McNeil    Burlington,   Various   20.00%      10.6        31,396     34%   $
       7,625,528
                              Vermont

         Highgate Trans-     Highgate Springs,       47.35%      N/A           N/A      N/A   $
       9,161,002
          mission Facility    Vermont


            The Company receives its share of the output and capacity of Millstone
Unit #3 (Unit #3), an 1149 MW nuclear generating facility (see discussion below); Wyman #4, a 619 MW generating facility and Joseph C. McNeil, a 53 MW generating facility.

     The Highgate Convertor, a 225 MW facility is directly connected to the Hydro-Quebec System to the north of the Convertor and to the VELCO System for delivery of power to Vermont Utilities. This facility can deliver power either direction, but normally delivers power from Hydro-Quebec to Vermont.

     The Company is responsible for its share of the operating expenses of these facilities.

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

     Vermont Yankee's net capability is 514 MW of which about 160 MW (See
Note 1) is the Company's net entitlement. Vermont Yankee's plant performance for the past five years is shown below:

                                            Availability          Capacity
                                               Factor              Factor
                                            (See Note 2)        (See Note 3)

         1994.........................          98.2                 95.8
         1995.........................          86.3                 84.8
         1996.........................          84.5                 82.8
         1997.........................          95.4                 93.3
         1998.........................          76.4                 73.5

     Vermont Yankee was shut down for scheduled refueling outages in 1993, 1995, 1996, and 1998.

     As described in the overview section above, the Company is also a stockholder, together with other New England electric utilities, in the following three nuclear generating companies: Maine Yankee Atomic Power Company, Connecticut Yankee Atomic Power Company and Yankee Atomic Electric Company.

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
                               Date of   Estimated     CVPS's       Funded
                                Study    Obligation  Obligation   Obligation

Nuclear generating companies:
  Vermont Yankee                  1993      $312.7      $109.4       $66.7
  Maine Yankee                    1998      $343.9        $6.9        $4.3
  Connecticut Yankee              1996      $426.7        $8.5        $5.0
  Yankee Atomic                   1991      $370.0       $13.0        $4.8
  Millstone Unit #3               1997      $559.6        $9.7        $3.2


     Vermont Yankee is in the process of preparing an updated site decommissioning cost study. Preliminary results indicate that the new decommissioning estimate could exceed $500 million in 1998 dollars. Vermont Yankee expects to file results of the new decommissioning study with the FERC during the first quarter of 1999, and expects that any resulting change in rates will be effective January 1, 2000.

     The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be complete by the end of year 2000. The Company's 35% share of the total cost for this Project is expected to be about $6.2 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

     On February 25, 1999, the Board of Directors of Vermont Yankee granted an exclusive right to AmerGen Energy Company to conduct due diligence and negotiate a possible agreement to purchase the assets of Vermont Yankee.

     The Company owns interests in two of the five nuclear plants operated by Northeast Utilities (NU): 1) a 2% equity interest in the Connecticut Yankee Atomic Power Company (Haddam Neck Plant), and 2) a 1.7303% joint-ownership interest in the Unit #3 of the Millstone Nuclear Power Station.

     Millstone Unit #3 (Unit #3) received approval from the Nuclear Regulatory Commission (NRC) commissioners and NRC staff on June 15, 1998 and June 29, 1998, respectively, to restart Unit #3 which was shut down on March 30, 1996, due to numerous technical and non-technical problems. Unit #3 reached full power operation on July 14, 1998. The Company's share of the total incremental operating and maintenance costs for Unit #3 is estimated to be $1.1 million, $2.6 million and $.9 million for 1996, 1997 and 1998, respectively. The Company's share of incremental replacement power costs is estimated to be $2.8 million, $3.5 million and $3.2 million for 1996, 1997 and 1998, respectively.

     The Company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU's and Northeast Utilities Service Co.'s efforts relating to Unit #3. On August 7, 1997, the Company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

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

Nuclear Fuel.

     Vermont Yankee has several "requirements based" contracts for the four components (uranium, conversion, enrichment and fabrication) used to produce nuclear fuel. These contracts are executed only if the need or requirement for fuel arises. Under these contracts, any disruption of operating activity would allow Vermont Yankee to cancel or postpone deliveries until actually required. The contracts extend through various time periods and contain clauses to allow the option to extend the agreements. Negotiation of new contracts or renegotiation of existing contracts routinely occurs, often focusing on one of the four components at a time. The price of the 1998 refueling was approximately $22 million and the 1999 refueling will also cost approximately $22 million. Future refueling costs will depend on market and contract prices.

     On January 20, 1997, Vermont Yankee entered into an agreement with a former uranium supplier whereby the supplier could opt to terminate a production purchase agreement dated August 4, 1978. Although there had been no transactions under the production purchase agreement for several years, Vermont Yankee maintained certain financial rights. In consideration for the option to terminate the production purchase agreement and the subsequent exercise of the option, Vermont Yankee received $0.6 million in 1997 which was recorded as an offset to nuclear fuel expense. The potential future payments that Vermont Yankee could receive over a ten year period, range from $0.0 million to $2.4 million. No payments were received in 1998 by Vermont Yankee under this agreement. Due to the uncertainty of this transaction, the potential benefits will be recorded on a cash basis.

     Under the Nuclear Waste Policy Act of 1982, the United States Department of Energy (DOE) is responsible for the selection and development of repositories for and the disposal of spent nuclear fuel and high-level radioactive waste. Vermont Yankee, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from its nuclear generation station beginning no later than January 31, 1998; however, this delivery schedule has not been met and is expected to be delayed significantly. It is not certain when the DOE will accept spent nuclear fuel and high-level radioactive waste from Vermont Yankee and other owners of nuclear power plants. Continued delays or a default by the DOE would lead to consideration of costly alternatives involving significant siting and environmental issues.

     The DOE contract obligates Vermont Yankee to pay a one-time fee of approximately $39.3 million for disposal costs for all spent fuel discharged through April 6, 1983, and a fee payable quarterly equal to one mill per kilowatt-hour of nuclear generated and sold electricity after April 6, 1983. Although the $39.3 million for the one-time fee has been collected from the Sponsors in rates, Vermont Yankee has elected to defer payment to the DOE as permitted by the DOE contract. The fee plus accrued interest must be paid no later than the first delivery of spent fuel to the DOE repository. Interest accrues on the unpaid obligation based on the thirteen-week Treasury Bill rate and is compounded quarterly. Through 1998, Vermont Yankee accumulated
$98.1 million in an irrevocable trust to be used exclusively for defeasing this obligation ($103.8 million including accrued interest) at some future date, provided the DOE complies with the terms of the aforementioned contract.

     Vermont Yankee has primary responsibliity for the interim storage of its spent nuclear fuel. The plant is currently able to operate with the ability to discharge the entire reactor core to the spent fuel storage pool through the 2001 refueling outage. Full core discharge capability through year 2008 refueling outage could be achieved with the installation of additional storage racks in the spent fuel pool, subject to an NRC license amendment. A request for this amendment was submitted in September 1998. Vermont Yankee is investigating other options for additional storage capacity beyond the year 2001.

     In November 1997, the U.S. District Court of Appeals for the D.C. Circuit ruled that the lack of an interim storage facility does not excuse the DOE from meeting its contract obligation to begin accepting spent nuclear fuel no later than January 31, 1998. The ruling said, however, that the 1982 federal law could not require the DOE to accept waste when it did not have a suitable storage facility. The court directed the plaintiffs to pursue relief under terms of their contracts with the DOE. Based on this ruling, since the DOE did not take the spent nuclear fuel as scheduled, it may have to pay contract damages.

     In May 1998, the same court denied petitions from 60 states and state agencies and 41 utilities, including Vermont Yankee, asking the court to compel the DOE to submit a program, beginning immediately, for disposing of spent nuclear fuel. The petitions were filed after the DOE defaulted on its January 31, 1998 obligation to begin accepting the fuel. The court directed Vermont Yankee and other plaintiffs to pursue relief under the terms of their contracts with the DOE.

     In a petition filed in August 1998, the court's May 1998 decision was appealed to the U.S. Supreme Court. In November 1998, the Supreme Court declined to review the lower court ruling that said utilities should go to court and seek monetary damages from the DOE. In December 1998, the U.S. Court of Claims ruled that three petitioning companies were entitled to monetary damages from the DOE for failure to perform under the standard contract. Although the Court did not award specific damages, leaving this for subsequent litigation, it did establish the DOE's responsibility and liability for spent fuel. The ultimate outcome of this legal proceeding is uncertain at this time.

     The average energy and capacity costs to the Company of energy generated at the Vermont Yankee plant was 3.77, 4.68, 4.78, 4.06 and 5.81 cents per KWH for the years 1994 through 1998, respectively.

     The Company has been advised by the companies operating other nuclear generating stations in which the Company has an interest that they have contracted for certain segments of the nuclear fuel production cycle through various dates. Contracts for the remainder of the fuel cycle will be required but their availability, prices and terms cannot be predicted.

Nuclear Liability and Insurance.

     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $9.8 billion. Beyond that a licensee maintains an indemnity agreement with the NRC, but subject to Congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $9.6 billion per incident by assessing $88.1 million against each of the 109 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is adjusted at least every five years to reflect inflationary changes. The Company's interests in the nuclear power units are such that it could become liable for an aggregate of approximately $3.7 million of such maximum assessment per incident per year.

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

     The company will receive varying amounts of capacity and energy from Hydro-Quebec under the Vermont Joint Owners (VJO) contract during the 1999 to 2016 period. Related contracts were negotiated between the Company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall power requirements and cost of the original contract.

     The average annual amount of capacity that the Company will purchase through October 31, 2016 is 132 MW. The total commitment to purchase power under these contracts on a nominal basis is approximately $1.0 billion net of power sellbacks over the contract term. In February 1996, the Company reached an agreement with Hydro-Quebec which lowered the 1997 cost of power by approximately $5.8 million. As part of this agreement, the Company delivers to NEPOOL under existing firm energy contracts or joint marketing activities 54 MW of Phase II transmission capacity for a five-year period which began July 1, 1996 through June 30, 2001.

     In the early phase of the VJO contract, two sellback contracts were negotiated, the first delaying the purchase of about 25 MW of capacity and associated energy, the second reducing the net purchase of Hydro-Quebec power. In 1994, the company negotiated a third sellback arrangement whereby the Company receives an effective discount on up to 70 MW of capacity starting in November 1995 for the 1996 contract year (declining to 30 MW in the 1999 contract year). In exchange for this sellback, Hydro-Quebec has the right to reduce capacity deliveries by up to 50 MW beginning as early as 2004 until 2015, including the use of a like amount of the Company's
Phase I/II facility rights and the ability to reduce the amounts of energy delivered during a five-year term beginning in 2000.

     There are specific contractual step up provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the balance of the VJO participants, including the Company, will "step up" to the defaulting party's share on a pro-rata basis. As of December 31, 1998 the Company's VJO obligation is approximately 46% or
$1.0 billion on a nominal basis over the contract ending in 2016. The total VJO contract obligation on a nominal basis over the term of the contract is approximately $2.3 billion.

     During January 1998, a significant ice storm affected parts of New England and the Province of Quebec, Canada. This storm damaged major components of the Hydro-Quebec transmission system over which power is supplied to Vermont under the VJO contract with Hydro-Quebec. This resulted in an interruption of a significant portion of scheduled contractual power deliveries into Vermont. The ice storm's effect on Hydro-Quebec's transmission system caused the VJO to examine Hydro-Quebec's overall reliability and ability to deliver energy in the future. That review has prompted the VJO to initiate an arbitration proceeding, the end result of which may be the termination of the Contract. By way of the arbitration, the VJO is also seeking to recover capacity payments made during the period of non-delivery.

     Through Velco, the Company purchased power from Merrimack #2, a coal-fired generating plant owned by Northeast Utilities (NU), under a thirty-year contract which expired April 30, 1998. Under this contract the Company was obligated to make capacity payments which amounted to approximately
$4.6 million, $4.5 million and $1.8 million for 1996 through 1998, respectively. Pursuant to the contract, as amended, Velco agreed to reimburse PSNH, in the proportion which the Velco quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the plant incurred by PSNH, which were reasonable and cost-effective for the remaining term of the Velco contract. In early 1998, PSNH took the Merrimack Unit #2 facility off line, shut it down and commenced a maintenance outage. In February, March and April of 1998, PSNH billed Velco for costs to complete the maintenance outage. Velco disputes the validity of a portion of the charges on grounds that the maintenance performed at the unit was to extend the life of the Merrimack plant beyond the term of the Velco contract and that the charges in connection with said investments were not reasonable and cost-effective for the remaining term of the Velco contract. The Company estimates the portion of the disputed charges allocable to the Company could be as much as $1.0 million on a pre-tax basis.

Other Purchases.

     Cogeneration/Small Power Qualifying Facilities - A number of small producers using hydroelectric, biomass, and refuse-burning generation are currently producing energy that the Company is purchasing. For the year ended December 31, 1998, the Company received 212,702 MWH from these sources for which it paid $22,557,152.

     The Company, through VELCO, is a participant in NEPOOL, which has been open to all investor-owned, municipal, and cooperative utilities in New England under an agreement in effect since 1971 and amended from time to time.
 The Restated NEPOOL Agreement offers membership privileges to any entity which is engaged or proposes to engage in the wholesale or retail electric power business in New England. NEPOOL's function has changed in response to the growing climate of competition and the FERC requirements for open access transmission across systems. A new organization, an Independent System Operator (ISO), has been formed to operate the bulk power generation and transmission systems, to administer the regions open access transmission tariff, and to operate the electric ISO wholesale power market for New England. The bilateral market for transactions directly between NEPOOL participants will continue as an alternative to the ISO wholesale spot market.

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

     The ISO has established a bidding system for the newly defined generation products; it will form the basis for the ISO's economic dispatch (based on bid prices) of the generation products. This system provides a settlement mechanism which will price the residual of a given generation product that is excess to a participant's own needs, and is offered to the ISO wholesale power market. A participant will pay as before the actual costs for its generation products used to serve its load or takes to market. A participant will submit a bid for its generation products to the ISO, and if the bid is accepted and if the participant supplies residual generation products to the ISO wholesale market, the participant will receive the market clearing price based on the highest bids accepted for the residual product. If a participant needs to purchase from the ISO wholesale market to serve its load, those purchases will be made at market clearing price.

     The ISO will also provide the main market place for participants to secure open access transmission for transactions delivered on the Pool Transmission Facilities (PTF). Over the next several years, the pricing differences that had existed between transmission systems within NEPOOL will disappear as a NEPOOL-wide transmission pricing arrangement for all PTF and the open access tariffs of local network providers will offer access to all other transmission facilities.

     The primary purposes of NEPOOL are to provide energy reliability for the region, centralized economic dispatch and coordination of generation planning and construction by the individual participants. The Company's peak demand for 1998 occurred on December 30 and equaled 420.6 MW. At the time of this peak, the Company had a reserve margin of 34%. NEPOOL's peak for the year occurred on July 22, 1998 and totaled 21,406 MW. NEPOOL had an 11% reserve margin at the time of its 1998 peak.

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

Capitalization.

     VELCO has authorized 92,000 shares of Class B common stock, $100 par value, of which 60,000 shares were outstanding on December 31, 1998 and 125,000 shares of Class C preferred stock, of which 100,000 shares were outstanding at December 31, 1998. On that date there were authorized and outstanding three issues of First Mortgage Bonds, aggregating $33,078,000, issued under an Indenture of Mortgage dated as of September 1, 1957, as amended, between VELCO and Bankers Trust Company, as Trustee (the "VELCO Indenture"). The issuance of bonds under the VELCO Indenture is unlimited in amount but is subject to certain restrictions.

     New transmission and associated facilities will be required by VELCO in 1999 to transmit power to Vermont utilities. The costs of such facilities are presently estimated at $4,062,745 including allowance for funds used during construction calculated at a rate of approximately 6.5%. For a description of VELCO's properties, see "VELCO" under Item 2.

Management.

     In 1957 VELCO entered into an agreement (the "Three-Party Agreement") whereby the Company and Green Mountain agreed that, if VELCO transmits firm power it owns (which VELCO does not now do), VELCO would have the right to purchase all such firm power not sold to others. As such, VELCO would have the obligation to pay associated operating expenses, debt service and taxes. In connection with the transfer to VELCO of entitlements of the output of the Vermont Yankee plant, the Company and Green Mountain Power Corporation entered into a Three-Party Transmission Agreement, dated November 21, 1969, as amended, whereby they have agreed to pay transmission charges thereon in an aggregate amount sufficient, with VELCO's other revenues, to pay all of VELCO's expenses including capital costs. VELCO's Bonds are secured by a first mortgage on the major part of VELCO's transmission properties and by the assignment to the Trustee of the Three-Party Agreement, the Three-Party Transmission Agreement and certain other contracts as specified in the VELCO Indenture. See Item 8 herein for information relating to the 1985 Four-Party Agreement.

Vermont Electric Transmission Company, Inc.

     In connection with the importing of Canadian power, VELCO has created a wholly owned subsidiary, VETCO, to construct, finance, own and operate the Vermont portion of the transmission line which connects the Hydro-Quebec lines at the Canadian border to the lines of New England Electric Transmission Corporation, a subsidiary of New England Electric System, at the New Hampshire border on the Connecticut River. VETCO entered into a Capital Funds Agreement with VELCO pursuant to which VETCO may request up to $12,500,000 (of which $10,000,000 was contributed as of December 31, 1998) of capital contributions from VELCO and has entered into Transmission Line Support Agreements with 20 New England utilities, including VELCO as representative for 14 Vermont utilities, pursuant to which those utilities have agreed to pay the transmission line costs, whether or not the line is operational. VELCO, as such representative, has entered into a similar agreement with New England Electric Transmission Corporation with respect to the New Hampshire portion of the DC transmission line and the DC/AC converter station. Pursuant to a Vermont Participation Agreement and a Capital Funds Support Agreement with Velco and 14 Vermont electric distribution utilities, including the Company, assume their pro rata share (based upon 1980 sales) of the benefits and obligations of VELCO under the Support Agreements and the VETCO Capital Funds Agreement.

     VETCO has authorized 10 shares of common stock, $100 par value, all of which were outstanding on December 31, 1998 and owned by VELCO, with each share having one vote. During 1986 VETCO paid off its construction financing by issuing $37,000,000 of secured notes, maturing in 2006, and receiving a $9,999,000 equity contribution from VELCO. The notes are secured by a First Mortgage on the major part of VETCO's transmission properties and by the assignment of its rights under the Support Agreements.

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

                               EMPLOYEE INFORMATION

     A Local Union No. 300 affiliated with the International Brotherhood of Electrical Workers represents operating and maintenance employees of the Company and its wholly owned subsidiaries. At December 31, 1998 the Company and its wholly owned subsidiaries employed 532 persons, of which 209 are represented by the union. On December 30, 1998, the Company and its employees represented by the union agreed to a three-year contract, which expires on December 31, 2001. The new contract provides for a general wage increase of 2.6% effective January 1, 1999, January 2, 2000 and December 31, 2000. Under the terms of the new agreement, Company's employees represented by the union will contribute weekly pre-tax premiums for medical coverage of eight, nine and ten dollars effective July 1, 1999, January 1, 2000 and January 1, 2001, respectively.

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

                                     OFFICERS

     The following sets forth the Executive Officers of the Company. There are no family relationships among the executive officers.

Executive Officers of the Registrant:

Name and Age                         Office                   Officer Since

Robert H. Young, 51            President and Chief
                               Executive Officer                   1987

Francis J. Boyle, 53           Senior Vice President, Chief
                               Financial Officer and Treasurer     1995

Kent R. Brown, 53              Senior Vice President-Engineering
                               and Operations                      1996

William J. Deehan, 46          Vice President-Regulatory Affairs
                               and Strategic Analysis              1991

Joan F. Gamble, 41             Assistant Vice President, Human
                               Resources and Strategic Planning    1998

Joseph M. Kraus, 43            Vice President, Secretary and
                               General Counsel                     1987

James M. Pennington, 43        Vice President, Controller and
                               Principal Accounting Officer        1993

Robert E. Rogan, 39            Vice President, Public Affairs      1998

Douglas D. Sinclair, 50        Vice President and General
                               Manager for Business Development    1997

L. Douglas Barba, 51           Senior Vice President and General
                               Manager - Catamount Energy
                               Corporation                         1992


     Mr. Young joined the Company in 1987. He was elected Director, President and Chief Executive Officer in 1995. He was elected Senior Vice President - Finance and Administration in 1988, and Executive Vice President and Chief Operating Officer in 1993.

     Mr. Boyle joined the Company in October, 1995, as Vice President - Finance and Administration and Chief Financial Officer. From 1993 to 1995, Mr. Boyle served as Chief Financial Officer of Westmoreland Coal Company ("Westmoreland") in Philadelphia, Pennsylvania. In November 1994, Westmoreland and several of its subsidiaries commenced Chapter 11 proceedings to confirm a so-called "prepackaged" plan of reorganization under which the court was asked to approve a sale of assets, the proceeds of which were to be used to satisfy in full certain maturing obligations of Westmoreland. In December 1994, Westmoreland's plan of reorganization was confirmed, the asset sale was consummated, the obligations in question were paid, and Westmoreland emerged from Bankruptcy. On December 23, 1996, Westmoreland and four of its subsidiaries commenced Chapter 11 proceedings. The Chapter 11 proceedings were precipitated by large liabilities Westmoreland and four of its subsidiaries have to retiree medical benefit plans for the benefit of retired mine workers. From 1985 to 1992, Mr. Boyle was Chief Financial Officer of El Paso Natural Gas Company, El Paso, Texas.

     Mr. Brown joined the Company in September 1996. Prior to being elected to his present position in 1997, he was elected as Vice President - Engineering and Operations in 1996. From 1992 to 1995 he served as Chairman, President and Chief Executive Officer of Kansas Gas and Electric Company ("KG&E") and Group Vice President of KG&E from 1982 to 1992.

     Mr. Deehan joined the Company in 1985. Prior to being elected to his present position in 1996, he was elected Assistant Vice President - Rates and Economic Analysis in 1991.

     Ms. Gamble joined the Company in 1989. Prior to being elected to her present position in May 1998, she was Director of Marketing Research & Planning from 1989 to 1996; Director of Strategic and Policy Planning from 1996 to September 1997 and Director of Human Resources and Strategic Planning from September 1997 to May 1998.

     Mr. Kraus joined the Company in 1981. Prior to being elected to his present position in 1996, he was elected as Corporate Secretary and Senior Corporate Counsel in 1987 and Corporate Secretary and General Counsel in 1994.

     Mr. Pennington joined the Company in 1989. Prior to being elected to his present position in 1997, he was elected Controller and named Principal Accounting Officer in 1993.

     Mr. Rogan joined the Company in 1998 as Vice President, Public Affairs. Prior to joining the Company, he served as Deputy Chief of Staff for the Governor of Vermont from 1994 to 1998. He served as Director of External Affairs for the Agency of Health Care Administration in Florida from 1992 to August 1994 and as Deputy Director and Lobbyist in the Florida Governor's Washington office from 1991 to 1992.

     Mr. Sinclair joined the Company in April 1997 as Vice President and General Manager for Business Development. Prior to joining the company, from 1994 to 1996 he served as President and Chief Executive Officer at Noma International. In 1991 he joined Novatel Communications, Ltd. as Chief Financial Officer and was President and Chief Executive Officer of Novatel Carcom, Inc. from 1992 to 1994.

     Mr. Barba joined Catamount Energy Corporation, a subsidiary of Catamount Investment Corporation (a wholly owned subsidiary of the Company), in August 1992 as Senior Vice President and General Manager.

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

     The electric transmission and distribution systems of the Company include about 614 miles of overhead transmission lines, about 7,322 miles of overhead distribution lines and about 257 miles of underground distribution lines which are located in Vermont except for about 23 miles of transmission lines which are located in New Hampshire and about two miles of transmission lines which are located in New York.

     Connecticut Valley. Connecticut Valley's electric properties consist of two principal systems in New Hampshire which are not interconnected with each other but each of which is connected directly with facilities of the Company.

     The electric systems of Connecticut Valley include about two miles of transmission lines and about 430 miles of overhead distribution lines and about 12 miles of underground distribution lines.

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

Item 3.   Legal Proceedings.

     On July 29, 1996, the Company filed a Declaratory Judgment action in the United States District Court for the District of Vermont. The Complaint names as defendants a number of insurance companies that issued policies to the Company dating from the mid 1940s to the late 1980s. The Company asserted that policies issued by defendants provide coverage for all defense and remediation costs associated with the Cleveland Avenue property and other sites. Settlement has been reached with all defendants. See PART II, Item 8 "Environmental" for related disclosures.

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

     There were no matters submitted to security holders during the fourth quarter of 1998.


                                 PART II

Item 5.   Market for Registrant's Common
          Equity and Related Stockholder Matters.

     (a)  The Company's common stock is traded on the New York Stock Exchange
(NYSE) under the trading symbol CV. Newspaper listings of stock transactions use the abbreviation CVtPS or CentlVtPS.

     The table below shows the high and low sales price of the Company's common stock, as reported on the NYSE composite tape by The Wall Street Journal, for each quarterly period during the last two years as follows:

                                                   Market Price
                                                High           Low
                1998
     First quarter..............              $ 15 7/16     $ 13 1/8
     Second quarter.............                15 1/4        14 5/16
     Third quarter..............                14 15/16       9 3/4
     Fourth quarter.............                11 1/2         9 3/4

                1997
     First quarter..............              $ 13 1/8      $ 10 3/8
     Second quarter.............                11 3/8        10 3/8
     Third quarter..............                13 15/16      11
     Fourth quarter.............                15 3/8        13


     (b) As of December 31, 1998, there were 11,905 holders of the Company's common stock, $6 par value.

     (c) Common stock dividends have been declared quarterly. Cash dividends of $.22 per share were paid for all quarters of 1997 and 1998.

     So long as any Senior Preferred Stock or Second Preferred Stock is outstanding, except as otherwise authorized by vote of two-thirds of each such class, if the Common Stock Equity (as defined) is, or by the declaration of any dividend will be, less than 20% of Total Capitalization (as defined), dividends on Common Stock (including all distributions thereon and acquisitions thereof), other than dividends payable in Common Stock, during the year ending on the date of such dividend declaration, shall be limited to 50% of the Net Income Available for Dividends on Common Stock (as defined) for that year; and if the Common Stock Equity is, or by the declaration of any dividend will be, from 20% to 25% of Total Capitalization, such dividends on Common Stock during the year ending on the date of such dividend declaration shall be limited to 75% of the Net Income Available for Dividends on Common Stock for that year. The defined terms identified above are used herein in the sense as defined in subdivision 8A of the Company's Articles of Association; such definitions are based upon the unconsolidated financial statements of the Company. As of December 31, 1998, the Common Stock Equity of the unconsolidated Company was 61.4% of total capitalization.

     For additional information regarding dividend payment level and dividend restrictions see Item 8 herein.


Item 6.  Selected Financial Data
         (Dollars in thousands, except per share amounts)


                                           1998      1997       1996       1995       1994
For the year
Operating revenues                      $303,835   $304,732   $290,801   $288,277   $277,158
Net income before extraordinary charge   $ 3,983   $ 17,151   $ 19,442   $ 19,851   $ 14,800
Extraordinary charge net of taxes        $   -     $    811   $    -     $    -     $    -
Net income                               $ 3,983   $ 16,340   $ 19,442   $ 19,851   $ 14,800
Earnings available for common stock      $ 2,038   $ 14,312   $ 17,414   $ 17,823   $ 12,662
Consolidated return on average
 common stock equity                         1.1%       7.5%       9.4%      10.0%       7.2%
Earnings per basic and diluted share
 of common stock before extraordinary
 charge                                     $.18      $1.32      $1.51      $1.53      $1.08
Earnings per basic and diluted share of
 common stock                               $.18      $1.25      $1.51      $1.53      $1.08
Cash dividends paid per share of
 common stock                               $.88       $.88       $.84       $.80      $1.42
Book value per share of common stock      $15.63     $16.38     $16.19     $15.51     $14.56
Net cash provided by operating
 activities                             $ 21,743   $ 41,974   $ 43,007   $ 42,583   $ 50,987
Dividends paid                          $ 12,006   $ 12,630   $ 11,728   $ 11,350   $ 18,845
Construction and plant expenditures     $ 16,046   $ 13,841   $ 18,952   $ 21,337   $ 22,621
Conservation and load management
 expenditures                           $  2,208   $  1,837   $  1,589   $  3,899   $  6,159

At end of year
Long-term debt                          $ 90,077   $ 93,099   $117,374   $119,142   $120,157
Capital lease obligations               $ 16,141   $ 17,223   $ 18,304   $ 19,385   $ 20,467
Redeemable preferred stock              $ 18,000   $ 19,000   $ 20,000   $ 20,000   $ 20,000
Total capitalization
  (excluding current portion
   of debt)                             $311,454   $324,499   $350,201   $346,341   $339,462
Total assets                            $530,282   $531,940   $502,968   $489,213   $489,570



Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Earnings Overview.

     The Company's 1998 net income was $4.0 million or $.18 per share of common stock, which equates to a 1.1% return on average common equity. Net income and earnings per share of common stock for 1998 compares to $16.3 million and $1.25 in 1997, and $19.4 million and $1.51 in 1996. The return on average common equity was 7.5% for 1997 and 9.4% for 1996.

     For 1998, net income and earnings per share of common stock for the Company's utility business reflects the negative impact of increased operating costs, predominantly purchased power, and two regulatory actions. First, during April 1998 the Company agreed to toll the statutory period of time in which the Vermont Public Service Board (PSB) must act on its pending 6.6% rate increase request filed in September 1997. At the same time, the Company asked the Vermont Supreme Court to review the PSB's denial of the Company's claim that the PSB is precluded from again trying the Company on certain Hydro-Quebec contract and demand side management decisions. The appeal and associated stay of the rate case significantly delayed the date that new rates would have otherwise taken effect. As a result, the Company's earnings for 1998 were adversely affected. Second, because of the October 27, 1998 retail rate increase settlement discussed below and in Note 13 to the Consolidated Financial Statements, net income and earnings per share of common stock for 1998 include the negative impact of an after-tax disallowance of $4.3 million, or $.38 per share of common stock for the Company's purchased power costs under the Hydro-Quebec Contract.

     Also, for 1998 net income and earnings per share of common stock for the Company's utility business reflects the net effect at Connecticut Valley Electric Company Inc. (Connecticut Valley) of charges taken during the fourth quarter of 1998 of $3.7 million, or $.32 per share of common stock, offset by the reversal of 1997 charges during the first quarter of 1998 of $4.5 million, or $.39 per share of common stock. These charges and reversal of charges are discussed below and in Notes 1 and 13 to the Consolidated Financial Statements.

     On June 12, 1998, the Company filed with the PSB a request for a 10.7% rate increase ($24.7 million of annualized revenues) effective March 1, 1999. On October 27, 1998, the Company reached an agreement with the Vermont Department of Public Service (DPS) regarding this rate increase request.

     The agreement, which was approved by the PSB on December 11, 1998, provides for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered January 1, 1999 and sets the Company's authorized return on common equity in its Vermont retail business at 11%. The rate increase is temporary insofar as it is subject to adjustment upon future resolution of the Hydro-Quebec Contract issues presently before the Vermont Supreme Court (V.C.) discussed in Note 13 to the Consolidated Financial Statements.

     The Company filed for a 6.6% or $15.4 million general rate increase on September 22, 1997 to become effective June 6, 1998, which is now stayed pending a review by the V.C. as more fully discussed in Note 13 to the Consolidated Financial Statements.

     For 1997, net income and earnings per share of common stock for the Company's utility business reflect a net of tax extraordinary charge of approximately $.8 million and $.07, respectively, associated with the discontinued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," applied to Connecticut Valley. In Addition, Connecticut Valley incurred an after-tax charge of $3.6 million and $.31 per share of common stock for disallowed power costs.

     For 1997, non-utility net income and earnings per share of common stock reflect a gain of $1.8 million and $.16, respectively, from the sale by Catamount of its 8.1% partnership's interest in the NW Energy Williams Lake L.P. Project.

     In addition, 1997 net income and earnings per share of common stock reflected an after-tax gain of approximately $1.3 million and $.12, respectively, from sale of non-utility property.

Results of Operations.

     The major elements of the Consolidated Statement of Income are discussed below.

Operating revenues and megawatt-hour (MWH) sales A summary of MWH sales and operating revenues for 1998, 1997 and 1996 is set forth below:

                                       MWH Sales                        Revenues (000's)
                             1998        1997        1996         1998       1997       1996
Residential                 930,666     945,199     957,733     $115,911   $116,314   $108,603
Commercial                  937,547     916,311     900,590      103,221    104,460     98,890
Industrial                  418,778     427,764     401,781       33,617     34,206     32,399
Other retail                  7,123       7,138       7,229        1,943      1,937      1,856
                          _________   _________    ________     ________   ________   ________
   Total retail sales     2,294,114   2,296,412   2,267,333      254,692    256,917    241,748
                          _________   _________    ________     ________   ________   ________
Resale sales:
 Firm                         2,284       1,051       1,717           94         46         81
 Entitlement                319,703     378,273     470,760       19,370     18,925     24,781
 Other                    1,008,635     827,818     770,542       26,861     22,265     18,705
                          _________   _________    ________     ________   ________   ________
Total resale sales        1,330,622   1,207,142   1,243,019       46,325     41,236     43,567
                          _________   _________    ________     ________   ________   ________
Other revenues                  -           -           -          2,818      6,579      5,486
                          _________   _________   _________     ________   ________   ________
   Total                  3,624,736   3,503,554   3,510,352     $303,835   $304,732   $290,801
                          =========   =========   =========     ========   ========   ========


     Year-to-year fluctuations in total retail MWH sales are primarily affected by customer growth, Conservation and Load Management (C&LM) programs, as well as relative prices of alternate energy sources, weather patterns and conservation induced by price changes and income elasticity responses of customers. Compared to 1997, retail MWH sales for 1998 decreased 2,298 MWH and related revenues decreased $2.2 million, or .9% compared to 1997. The revenue decrease is primarily attributable to a modified rate design reflected in bills rendered since April 1, 1997. The modified rate design, which is revenue neutral on an annual basis, decreases prices charged during the winter months of December through March and increases prices during the remaining months of the year.

     Retail MWH sales for 1997 increased 1.3% compared to 1996 reflecting an improved Vermont economy. However, retail revenues increased $15.2 million or 6.3% over 1996 due to a $12.8 million increase in revenues resulting from the full year impact of a 5.5% retail rate increase effective June 1, 1996, 2.0% retail rate increase effective January 1, 1997, the positive impact of the modified rate design described above, and a 1.3% increase in retail MWH sales.

     For 1998, entitlement MWH sales decreased 15.5% compared to 1997. The decrease results primarily from the scheduled refueling and maintenance outage of the Vermont Yankee plant. The outage, which reduced the plant's 1998 output, also reduced MWH sales. However, a portion of the higher costs of the Company's share of Vermont Yankee's costs associated with the refueling and maintenance outage was passed on to entitlement customers resulting in an increase in entitlement revenues of $.4 million, or 2.4%.

     Entitlement MWH sales and revenues decreased for 1997 compared to 1996 primarily due to the scheduled termination of several sales agreements in late
1996.

     Other resale sales increased 180,817 MWH and related revenues increased
$4.6 million for 1998. The increase resulted primarily from short-term system capacity sales between the Company and Virginia Power which jointly supply wholesale power in New England. This increase is partially offset by lower sales to NEPOOL.

     Other resale sales and revenues for 1997 increased 7.4% and 19.0%, respectively, due to increased sales to New England Power Pool (NEPOOL) partially offset by a decrease in wholly owned and jointly owned units sales.

     Other revenues decreased for 1998 due to a provision for rate refunds of $2.7 million related to a Fuel Adjustment Clause (FAC) and Purchased Power
Cost Adjustment (PPCA) associated with the December 3, 1998 Court of Appeals' decision discussed below, and to lower revenues associated with transmission interconnection agreements partially offset by increased pole attachment rentals.

     The increases in other revenues for 1997 resulted primarily from an increase in transmission revenues related to various transmission interconnection agreements.

     The table below summarizes the components of increases or decreases in revenues compared to the prior year (dollars in thousands):

                                                    1998        1997
         Revenue increase (decrease) from:
           Retail MWH sales                       $   (90)    $ 2,377
           Retail rates                            (2,135)     12,792
           Changes in firm resale sales                48         (35)
           Changes in entitlement sales               445      (5,856)
           Changes in other resale sales            4,596       3,560
           Changes in other revenues               (3,761)      1,093
                                                  _______     _______
         Net increase over prior year             $  (897)    $13,931
                                                  =======     =======


Purchased power The Company purchases approximately 90% of its power needs under several contracts of varying duration. Over 30% of its purchases are from affiliated companies whereby the Company receives its entitlement share of the output. The Company's purchased power portfolio assures that a diversified mix of sources and fuel types are available to meet the Company's long-term load growth while providing short and intermediate term opportunities to purchase or sell capacity and energy to reduce overall power costs. A breakdown of the Company's energy sources is shown below:

                                              Year Ended December 31
                                            1998       1997       1996

         Nuclear generating companies        33%        36%        36%
         Canadian imports                    28         32         30
         PSNH-coal                            2          9          8
         Company-owned hydro                  6          5          6
         Jointly owned units                  3          1          2
         Small power producers                6          6          6
         Other sources                       22         11         12
                                            ___        ___        ___
                                            100%       100%       100%
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

     Millstone Unit #3 (Unit #3) received approval by the Nuclear Regulatory
Commission (NRC) commissioners and NRC staff on June 15, 1998 and June 29,
1998, respectively, to restart Unit #3 which was shut down on March 30, 1996, due to numerous technical and non-technical problems. Unit #3 reached full power operation on July 14, 1998. The Company's share of incremental operating and maintenance costs for Unit #3 is estimated to be $1.1 million , $2.6 million and $.9 million for 1996, 1997 and 1998, respectively. The
Company's share of incremental replacement power costs is estimated to be $2.8 million, $3.5 million and $3.2 million for 1996, 1997 and 1998, respectively.

     The Company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU's and Northeast Utilities Service Co.'s efforts relating to Unit #3. On August 7, 1997, the Company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut
Light and Power Company and Western Massachusetts Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     In 1992, 1996 and 1997, the Board of Directors of Yankee Atomic,
Connecticut Yankee and Maine Yankee, respectively, decided to permanently discontinue operation of the Yankee Atomic, Connecticut Yankee and Maine
Yankee nuclear power plants, and to decommission the facilities. For additional information in regard to the permanent shutdown of these nuclear power plants see Note 2 to the Consolidated Financial Statements.

     The Vermont Yankee nuclear power plant, which provides approximately one-third of the Company's power supply, began a refueling outage on March 21, 1998 and returned to service on June 3, 1998. The refueling outage extended twenty-six days beyond the scheduled forty-nine days. Vermont Yankee had no scheduled refueling outage in 1997 and had a scheduled refueling outage from September 7 through November 5, 1996.

     The Design Basis Documentation project (Project) initiated by Vermont
Yankee during 1996 is expected to be complete by the end of year 2000.  The
Company's 35% share of the total cost for this Project is expected to be about
$6.2 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

     During scheduled nuclear refueling outages, the Company purchases more costly replacement energy from other sources to satisfy energy needs. In accordance with current rate-making treatment, the Company defers and amortizes to expense over their respective fuel cycles the incremental replacement energy and maintenance costs associated with refueling outages for the Vermont Yankee nuclear power plant and Unit #3 jointly owned nuclear generating unit. During 1998, the Company incurred $3.1 million and $6.5 million for replacement energy and maintenance costs, respectively, of which $7.2 million in total was deferred. During 1996, the Company deferred $1.5 million and $6.0 million of replacement energy and maintenance costs, respectively.

     On February 25, 1999, the Board of Directors of Vermont Yankee granted an exclusive right to AmerGen Energy Company to conduct due diligence and negotiate a possible agreement to purchase the assets of Vermont Yankee.

     Under a long-term purchase power contract expiring in 2016, the Company receives varying amounts of capacity and energy from Hydro-Quebec. See Note
14 to the Consolidated Financial Statements for further details related to the Hydro-Quebec power contracts.

     Until its termination on April 30, 1998, the Company purchased power and energy from Merrimack Unit #2 pursuant to a contract dated July 16, 1966 entered into by and between Vermont Electric Power Company, Inc. (Velco) and Public Service Company of New Hampshire (PSNH). Pursuant to the contract, as amended, Velco agreed to reimburse PSNH, in the proportion which the Velco quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the unit incurred by PSNH, which are reasonable and cost-effective for the remaining term of the Velco contract.
In early 1998, PSNH took the Merrimack Unit #2 facility off line, shut it down and commenced a maintenance outage. In February, March and April of 1998, PSNH billed Velco for costs to complete the maintenance outage. Velco disputes the validity of a portion of the charges on grounds that the maintenance performed at the unit was to extend the life of the Merrimack plant beyond the term of the Velco contract and that the charges in connection with said investments were not reasonable and cost-effective for the remaining term of the Velco contract. The Company estimates that the portion of the disputed charges allocable to the Company could be as much as $1.0 million on a pre-tax basis.

     The Company, under long-term contracts, purchases power from a number of small power producers who own qualifying facilities under the Public Utility
Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, wood, biomass and refuse-burning generation. During
1998, the Company purchased 212,702 MWH of which 154,832 MWH is associated with the Vermont Electric Power Producers and 38,283 MWH with a
New Hampshire/Vermont solid waste plant. The Company expects to purchase approximately 203,000 MWH of small power output in each year 1999 through 2003. Based on the forecast level of production, the total commitment in the next five years to purchase power from these qualifying facilities is estimated to be $113.7 million.

     The Company engages in purchases and sales with other electric utilities and with NEPOOL to take advantage of immediate pricing and other market conditions. The Company also engages in marketing activities with Virginia
Power which jointly supply wholesale power in New England. These purchases are included in Other sources in the table above.

     The net cost components of purchased power and production fuel costs for the past three years were as follows (dollars in thousands):

                                         1998                   1997                  1996
                                   Units     Amount       Units     Amount      Units     Amount
Purchased and produced:
  Capacity (MW)                       613  $104,740          527  $ 99,513          526  $ 86,431
  Energy (MWH)                  3,478,860    80,147    3,470,235    71,930    3,445,259    67,991
                                           ________               ________               ________
     Total purchased power costs            184,887                171,443                154,422
  Production fuel (MWH)           332,835     1,996      237,064     1,820      295,802     1,570
                                           ________               ________               ________
     Total purchased power and
      production fuel costs                 186,883                173,263                155,992
  Less entitlement and other
  resale sales (MWH)            1,328,338    46,231    1,206,091    41,190    1,241,302    43,486
                                           ________               ________               ________
     Net purchased power and
      production fuel costs                $140,652               $132,073               $112,506
                                           ========               ========               ========


     For 1998, purchased capacity cost increased $5.2 million over 1997. This increase is the result of a $7.4 million disallowance of Hydro-Quebec power costs discussed below, $7.2 million of higher costs primarily associated with the Hydro-Quebec contract, the Vermont Yankee extended outage and $1.6 million of disallowed power costs at Connecticut Valley. Offsetting this increase is the impact at Connecticut Valley totaling $11.0 million associated with the reversal of a $5.5 million charge-off during 1998 and charge-off during 1997 of $5.5 million. See Electric Utility Restructuring-New Hampshire discussed below and Note 13 to the Consolidated Financial Statements for additional information.

     The increase in purchased capacity cost of $13.1 million for 1997 over 1996 resulted from $7.4 million in higher prices, $.2 million increase in the amount of MW purchased and $5.5 million representing Connecticut Valley's estimated loss on power contracts for the twelve months following December 31, 1997 discussed below and in Note 13 to the Consolidated Financial Statements.

     Pursuant to a PSB Accounting Order, during the first half of 1997, the Company reduced capacity costs by $5.8 million related to the Hydro-Quebec agreement for which a payment of $5.8 million was received from Hydro-Quebec on June 30, 1997.

     Energy costs are directly related to the variable prices of oil, nuclear fuel and coal but, more importantly, to the proportion of the Company's purchased energy that comes from each of these fuel sources. The increase in energy costs for 1998 resulted from a 11.1% or, $8.0 million increase in cost per MWH purchased and a $.2 million increase in the amount of MWH purchased. The price increase results primarily from the higher costs under the Hydro-Quebec power contract, increased purchases from small power producers and the
Vermont Yankee extended outage.

     The increase in energy costs for 1997 resulted from a 5.0% or $3.4 million increase in cost per MWH purchased and a .7%, or $.5 million increase in the amount of MWH purchased. The price increase results primarily from incremental replacement power costs associated with Unit #3 discussed above. For information related to recovery of costs associated with the premature retirement of the Maine Yankee and Connecticut Yankee nuclear power plants see Note 2 to the Consolidated Financial Statements.

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

     Millstone Unit #3 resumed operation in June 1998, accordingly, production fuel costs increased for 1998 compared to 1997. Also, due to increased generation at the Wyman #4 and the Joseph C. McNeil generating stations, production fuel costs increased for 1997 compared to 1996.

     In order to optimize its power mix for baseload, intermediate and peaking power, the Company engages in purchases and sales with other electric utilities, primarily in New England and with NEPOOL. The profits from these transactions are used to reduce purchased power costs. The Company also engages in marketing activities with Virginia Power which jointly supply wholesale power in New England.

     Based on present commitments and contracts, the Company expects that net purchased power and production fuel costs will be approximately
$127.0 million, $143.0 million and $143.0 million for the period 1999 through 2001.

Production and transmission Due to increased production costs, primarily related to Unit #3 and higher transmission costs, production and transmission expenses increased $1.5 million in 1997 compared to 1996.

Other operation expenses Primarily due to increased legal and regulatory expenses, other operation expenses increased $3.2 million for 1998 compared to 1997.

     Other operation expenses, in 1997, increased $2.8 million compared to 1996 resulting primarily from increased amortization of conservation and load management costs combined with a decrease in deferral of conservation and load management costs.

Maintenance expenses Maintenance expenses associated with the Company's joint ownership interest in Unit #3 decreased for 1998 compared to 1997. However, this decrease was offset by an increase in maintenance expenses associated with the Company's tree trimming program and expenses attributable to the severe ice storm in January 1998. The increase in maintenance expenses for 1997 compared to 1996 is due to increased Unit #3 maintenance costs.

Income taxes Federal and state income taxes fluctuate with the level of pre-tax earnings. These taxes decreased for 1998 and 1997 as a result of lower pre-tax earnings.

Other Income, net Total other income, net decreased for 1998 compared to 1997 and increased in 1997 over 1996 as the result of gains of $5.0 million from non-recurring asset sales. Also, Other income, net for 1996 and 1997 include $2.3 million and $.4 million of expenses incurred in connection with the Gauley River Power project, currently under construction, in Summersville, West Virginia.

Other interest expense Other interest expense increased for 1998 due to an increase in outstanding short-term debt offset somewhat by lower interest rates. Other interest expense declined for 1997 due to a decrease in short-term debt levels.

Extraordinary credit (charge) As a result of legal and regulatory actions associated with Connecticut Valley, the Company, in 1997, recorded an extraordinary charge of $.8 million. See Electric Utility Restructuring-New Hampshire below.

Cash Dividends Declared

Common

     Due to an early common dividend declaration made in December 1997 for the quarterly dividend paid on February 13, 1998, common dividends declared decreased for 1998 compared to 1997 and increased for 1997 compared to 1996.

Liquidity and Capital Resources

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash provided by operating activities generated $21.7 million in 1998, $42.0 million in 1997 and $43.0 million in 1996.

     The Company ended 1998 with cash and cash equivalents of $10.1 million, a decrease of $6.5 million from the beginning of the year. The decrease in cash for 1998 was the result of $21.7 million provided by operating activities, $18.4 million used for investing activities and $9.8 million used for financing activities.

Operating Activities Net income, depreciation and deferred income taxes and investment tax credits provided $14.7 million. $7.0 million was provided from fluctuations in working capital and other operating activities.

Investing Activities  Construction and plant expenditures consumed
$16.0 million while $5.3 million was used for C&LM programs and non-utility investments. $2.9 million was provided by a reduction in an escrow account to fund a non-utility investment.

Financing Activities Dividends paid on common stock were $10.1 million, while preferred stock dividends were $1.9 million. Retirement of long-term debt and retirement of preferred stock required $20.5 million and $1.0 million, respectively, and reduction in capital lease obligations required
$1.1 million.  Short-term obligations and sale of common stock provided
$24.3 million and $.5 million, respectively.

     Excluding allowance for funds used during construction, construction expenditures are estimated at $18.0 million, $16.0 million and $16.0 million for the years 1999 through 2001, respectively.

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions.

     The Company has a $50.0 million revolving credit facility with a group of banks maturing June 1, 1999 of which $25.0 million was outstanding at December 31, 1998. The Company expects that borrowings will be $25.0 million by June 1, 1999. The Company must rollover an aggregate of $16.3 million of letters of credit between December 1999 and May 2000. In addition, the Company has a $12.0 million accounts receivable facility which matures in November 1999. The Company's ability to extend or replace the maturing $50.0 million revolving credit facility, roll over $16.3 million of maturing letters of credit and extend the accounts receivable facility will be dependent in large part on a positive outcome of the pending Hydro-Quebec Contract issues at the VSC or progress made in power contract renegotiations. Negotiations are ongoing with the banks to extend the maturities of these financial arrangements.

     Connecticut Valley has outstanding long-term bank debt of $3.75 million maturing December 27, 1999. In regard to Connecticut Valley's long-term debt see Note 7 to the Consolidated Financial Statements. Also see Electric Industry Restructuring-New Hampshire for additional discussion of certain events which may lead to an acceleration of the repayment date of this loan.

     If the Company is unable to extend the maturities of or replace the bulk of the debt and letters of credit facilities referenced above, it would jeopardize the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in extending or replacing these credit facilities.

     On June 3, 1996, the Company's Board of Directors increased the quarterly dividend rate from $.20 to $.22 payable August 15, 1996.

     The Company, through a common stock repurchase program initiated in 1994 and subsequently suspended in order to preserve capital for use in industry restructuring and other business purposes, purchased 324,717 shares of its common stock in open market transactions during 1995, 1996 and 1997 at an average price of $13.19 per share. These transactions are recorded as treasury stock, at cost, in the Company's Consolidated Balance Sheet.

     The Company's capital structure ratios (including amounts of long-term debt due within one year) for the past three years were as follows:

                                                      December 31
                                                1998      1997    1996

           Common stock equity                   56%       54%     53%
           Preferred stock                        8         8       8
           Long-term debt                        31        33      34
           Capital lease obligations              5         5       5
                                                ___       ___     ___
                                                100%      100%    100%
                                                ===       ===     ===

     On February 2, 1999, Standard & Poor's Corporation (Standard & Poor's) lowered its corporate credit rating on the Company to triple-'B'-minus from triple-'B', the senior secured rating to triple-'B'-plus from single-'A'-minus, and the preferred stock rating to double-'B'-plus from triple-'B'-minus. In addition, the ratings were also placed on Credit Watch with negative implications.

     Standard & Poor's stated "the CreditWatch listing reflects the potentially adverse impact of pending legal and regulatory decisions that could seriously weaken the Company's credit profile. The downgrades reflect increased business risk and weakened financial measures as a result of recent regulatory decisions in Vermont and New Hampshire and an adverse ruling by the United States First Circuit Court of Appeals."

     Standard & Poor's also said "Resolution of the CreditWatch listing will depend on the outcome of the pending Federal Energy Regulatory Commission case and other legal proceedings at State and Federal levels, which could be resolved in 1999. Adequate rate relief and successful mitigation of high power costs through contract renegotiations or other methods are essential to stabilizing the ratings."

     On February 17, 1999, Duff & Phelps Credit Rating Co. (Duff & Phelps) placed the credit ratings of the Company on Rating Watch-Down due to the high level of regulatory and public policy uncertainty in Vermont and the recent unfavorable ruling by the United States Court of Appeals relating to Connecticut Valley, the Company's wholly owned New Hampshire subsidiary.

     Duff & Phelps stated "recent negative rulings by the PSB regarding purchased power costs and the high level of uncertainty with public policy toward electric utilities in Vermont adds risk to the Company's financial profile going forward."

     Current credit ratings by Duff & Phelps remain at 'BBB' (Triple-B) for first mortgage bonds and 'BBB-' (Triple-B-Minus) for preferred stock.

     The Company's declining credit ratings as well as continuing uncertainty raise significant doubt regarding the Company's ability to extend or replace maturing debt and letters of credit arrangements.

     Current credit ratings of the Company's securities by Duff & Phelps and Standard & Poor's are as follows:

                                   Duff &       Standard
                                   Phelps       & Poor's
         Corporate Credit Rating                   BBB-
         First Mortgage Bonds       BBB            BBB+
         Preferred Stock            BBB-           BB+


     On November 12, 1998, Catamount, a wholly owned non-utility subsidiary of the Company, replaced its $8.0 million credit facility with a $25.0 million revolving credit facility expiring November 11, 2002 which provides for up to $25.0 million in revolving credit loans and letters of credit. Catamount currently has a $1.2 million letter of credit outstanding to support certain of its obligations in connection with a debt service requirement in the Appomattox Cogeneration project and aggregated letters of credit of $11.0 million in support of construction and equity commitments for its Gauley River Power project.

     SmartEnergy, also a wholly owned non-utility subsidiary of the Company, maintained a $.5 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. SmartEnergy had outstanding borrowings under this facility of $25,000 at December 31, 1997. This line of credit was cancelled on February 9, 1998.

     Financial obligations of the non-utility wholly owned subsidiaries are non-recourse to the Company.

Hydro-Quebec Contract

     The Company is a party to a power contract with Hydro-Quebec through the Vermont Joint Owners (VJO), a consortium of Vermont utilities which includes the Company, Green Mountain Power Corporation (GMP), Citizen's Utilities, Rochester Electric Light & Power and Vermont Public Power Supply Authority representing municipalities and a cooperative in Vermont. Under these agreements, there are step up provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the balance of the VJO participants, including the Company, will "step up" to the defaulting party's share on a pro-rata basis. As of December 31, 1998 the Company's VJO obligation is approximately 46% or $1.0 billion on a nominal basis over the term of the contract ending in 2016. The total VJO contract obligation on a nominal basis over the term of the contact is approximately $2.3 billion.

     During January 1998, a significant ice storm affected parts of New York, New England and the Province of Quebec, Canada. This storm damaged major components of the Hydro-Quebec transmission system over which power is supplied to Vermont under the VJO contract with Hydro-Quebec. This resulted in an interruption of a significant portion of scheduled contractual power deliveries into Vermont. The ice storm's effect on Hydro-Quebec's transmission system caused the VJO to examine Hydro Quebec's overall reliability and ability to deliver energy in the future. That review has prompted the VJO to initiate an arbitration proceeding, the end result of which may be the termination of the Contract. By way of the arbitration, the VJO is also seeking to recover capacity payments made during the period of non-delivery.

Diversification Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in five operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; and Hopewell, Virginia. In addition, Catamount has interests in projects under construction in Thetford, England, and in Summersville, West Virginia, and under development in Fort Dunlop, England. Catamount's after-tax earnings were $3.3 million, $4.1 million and $.5 million for 1998, 1997 and 1996, respectively. Earnings for 1997 include a net of tax gain of $1.8 million from the sale of NW Energy Williams Lake L.P. Also, results of operation for 1997 and 1996 include $.4 million and $2.3 million of pre-tax expenses related to the Gauley River project currently under construction in Summersville, West Virginia.

     SmartEnergy was formed to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services. SmartEnergy incurred losses of $1.5 million and $.7 million for 1998 and 1997, respectively, and earnings of $.3 million for 1996.

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

1998 Retail Rate Case: On June 12, 1998, the Company filed with the PSB for a 10.7% retail rate increase to be effective March 1, 1999. This rate case proceeding overlapped the 6.6% rate increase request referenced below that is now stayed pending a review on the so-called preclusion issue by the VSC. On October 27, 1998, the Company reached an agreement with the DPS regarding the 10.7% rate increase request.

     The agreement, which was approved by the PSB on December 11, 1998, provides for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered January 1, 1999 and sets the Company's authorized return on equity in its Vermont retail business at 11% before disallowances in connection with the Hydro-Quebec Contract. The rate increase is temporary insofar as it is subject to adjustment upon future resolution of the Hydro-Quebec Contract issues presently before the VSC. The Company anticipates a resolution of the Hydro-Quebec issues before the VSC by the end of 1999.

     The agreement incorporates a disallowance of approximately $7.4 million for the Company's purchased power costs under the Hydro-Quebec Contract while the VSC reviews the PSB denial of the Company's claim that the PSB is precluded from again trying the Company on certain Hydro-Quebec Contract issues. Upon approval of the agreement by the PSB, the Company, during the fourth quarter of 1998, recorded a loss of $7.4 million on a pre-tax basis for disallowed purchased power costs, representing the Company's estimated under recovery of power costs under the Hydro-Quebec Contract. This $7.4 million disallowance was calculated using the same formula as contained in the rate order issued by the PSB in the Green Mountain Power Corporation (GMP) rate case on February 28, 1998 (see additional information below).

     If the Company receives an unfavorable ruling from the VSC, and the PSB issues a rate order adopting the methodology used to determine the temporary Hydro-Quebec disallowance for the duration of the Hydro-Quebec Contract, approximately $205.0 million of power costs to be incurred under that contract would not be recoverable in rates. This would result in an immediate charge to earnings of $205.0 million once such outcome became probable. Such an outcome would jeopardize the ability of the Company to continue as a going concern.

1997 Retail Rate Case: On September 22, 1997, the Company filed for a 6.6% or $15.4 million general rate increase to become effective June 6, 1998 to offset the increasing cost of providing service. $14.3 million or 92.9% of the rate increase request was to recover contractual increases in the cost of power the Company purchases from Hydro-Quebec. At the same time, the Company also filed a request to eliminate the winter-summer rate differential and price electricity the same year-round. The change would be revenue-neutral within classes of customers and overall. Over time, customers would see a leveling off of rates so they would pay the same per kilowatt-hour during the winter and summer months.

     The PSB decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company filed a motion with the PSB stating that the PSB already examined the Company's decision to buy power from Hydro-Quebec and, therefore, the PSB as well as other parties should be barred from reviewing its past decision on Hydro-Quebec. However, the Company does not object to the independent investigator or others looking at issues of management of the power supply since the Company's last rate case.

     During February 1998, the DPS filed testimony in opposition to the Company's 6.6% or $15.4 million retail rate increase request. As a result of its testimony, the DPS recommended that the PSB instead reduce the Company's current retail rates by 2.5% or $5.7 million.

     On February 28, 1998 the PSB issued an Order in a GMP rate case. That Order found GMP's decision to lock-in the Hydro-Quebec VJO contract in 1991 imprudent and further found that the contract was not used and useful. As such, the PSB concluded that a large portion of the contract's current costs should not be imposed on consumers and were disallowed. GMP appealed this rate order to the VSC. The Company is one of the participants in the VJO contract. If the Company were to receive an order similar to that obtained by GMP, such an order could have a material adverse effect on the Company's results of operation and financial condition. If the Company were to eventually receive a rate order that would result in disallowance of Hydro-Quebec power costs on a permanent basis similar to that contained in the GMP
February 28, 1998 rate order, the Company's ability to continue as a going concern would be jeopardized. Because of these risks and because the PSB rejected the Company's claim that the PSB was precluded from again trying the Company on certain Hydro-Quebec and related demand side management issues.

1996 Retail Rate Case: The Company filed for a 14.6% or $31.0 million general rate increase on October 17, 1995 to become effective July 1, 1996. On February 13, 1996, the Company reached an agreement with the DPS regarding this rate increase request. On April 30, 1996, the Company received a rate order from the PSB generally approving the agreement.

Connecticut Valley: On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the NHPUC issued an Order allowing Connecticut Valley to increase the proposed FAC rate of $.008 per kWh and the proposed PPCA rate of $.01000 per kWh rate on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Federal District Court Order, should it be overturned or modified. See Electric Industry Restructuring-New Hampshire for additional information related to the Court Order.

     On November 26, 1997, Connecticut Valley filed a request with the NHPUC to increase the FAC/PPCA and short-term energy purchase rates effective on or after January 1, 1998. The requested increase in rates resulted from higher forecast energy and capacity charges on power Connecticut Valley purchases from the Company plus removal of credit effective during 1997 to refund overcollections from 1996.

     In an Order dated December 31, 1997 in Connecticut Valley's FAC and PPCA docket, the NHPUC found Connecticut Valley acted imprudently by not terminating the wholesale contract between Connecticut Valley and the Company, notwithstanding the stays of its February 28, 1997 Orders. The NHPUC Order further directed Connecticut Valley to freeze its current FAC and PPCA rates (other than short term rates to be paid to certain Qualifying Facilities) effective January 1, 1998, on a temporary basis, pending a hearing to determine: 1) the appropriate proxy for a market price that Connecticut Valley could have obtained if it had terminated its wholesale contract with the Company; 2) the implications of allowing Connecticut Valley to pass on to its customers only that market price; and 3) whether the NHPUC's final determination on the FAC and PPCA rates should be reconciled back to January 1, 1998 or some other date. See Electric Industry Restructuring discussed below and Note 13 to the Consolidated Financial Statements for additional information.

     On July 23, 1996, Connecticut Valley filed with the NHPUC for an 8.8% or $1.6 million base rate increase to become effective September 22, 1996. The increase was to recover increased operating costs and costs of improvements to the electric system. As part of the permanent rate increase, Connecticut Valley also requested a temporary rate increase of 5.4% or $.9 million. The NHPUC granted Connecticut Valley a temporary rate increase of 5.4% effective with bills rendered October 1, 1996. On January 21, 1997, Connecticut Valley and the NHPUC Staff reached a settlement in principle regarding the permanent rate increase. The settlement, approved by the NHPUC, provided for a 6.4% permanent rate increase and sets Connecticut Valley's allowed return on common equity at 10.2%. Recoupment revenues for the period October 1, 1996 and March 30, 1997, and rate case expenses were recovered through a temporary billing surcharge of approximately 2.2% of total bill effective during the period April 1 through November 30, 1997, when off-peak rates were in effect. As approved by the NHPUC, this billing surcharge resumed on March 1, 1998 to recover expenses incurred in connection with the pilot program.

Management Audit

     On April 17, 1997, the PSB ordered an independent forward-looking analysis of three of the Company's management policies and practices focusing on three areas: 1) Transmission of information to the Company's Board of Directors by management; 2) cost-benefit analyses for major corporate decisions; and 3) implementation of the Company's ethics and conflict of interest policy. The PSB's consultant began work on the project during the first quarter of 1998 and issued a final report during October 1998. Although the final report suggested areas where the Company could improve, it was generally very positive of the Company and as a result the PSB has terminated the proceeding.

Proposed Formation of Holding Company

     In order to further prepare Central Vermont Public Service Corporation for deregulation, on July 24, 1998, the Company filed a petition with the PSB for permission to create a holding company that would have as subsidiaries the Company and non-utility subsidiaries, Catamount and SmartEnergy. The Company believes that a holding company structure will facilitate the Company's transition to a deregulated electricity market. The proposed holding company formation must also be approved by Federal regulators, including the Securities and Exchange Commission and the FERC, and by the Company's shareholders.

Year 2000 Information Systems Modifications The Company's information systems could be affected by the date change in Year 2000 because most software application and operational programs will not properly recognize calendar dates beginning in the Year 2000. If not corrected, many computer applications could fail or create erroneous results. In order to meet current and future business needs the Company retained outside consultants to make its customer service applications Year 2000 compliant. In addition, the Company utilized both internal and external resources to make other applications, including its desk top applications, Year 2000 ready. Inventory and assessment activities are 100% complete. Overall remediation efforts are estimated to be at approximately 90% complete by the end of the first quarter of 1999. The Company expects to achieve compliance with Year 2000 requirements for all of its financial and operating systems by the end of the second quarter of 1999.

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

     Failure on the part of the Company to comply by December 31, 1999 could have a material adverse effect on the Company's results of operations and financial condition. Also, failures of the Company's principal power and transmission suppliers to remedy Year 2000 compliance issues, could have a material adverse effect on the Company should non-compliance result interruptions of power supply and transmission.

     The Company is part of the Northeast grid contingency plan that would go into effect immediately which would provide electricity to its customers on a priority basis in the event of power outages. The Company also has contingency plans developed in the event of the failure of its transmission, generation, distribution, metering, telecommunications, information and public communications systems.

     The Company believes it will incur approximately $3.3 million of costs associated with making the necessary modifications to its centralized and non-centralized computer systems. As of December 31, 1998, approximately $2.7 million of those costs have been incurred.

     During the first quarter of 1998, the Company requested an Accounting Order from the PSB to defer these operating and maintenance costs. On
August 31, 1998, the PSB issued an Accounting Order authorizing the Company to defer these costs and amortize them over a five-year period beginning
January 1, 2000.

     Per PSB Order dated December 11, 1998, the Company is authorized to recover these costs through the regulatory process.

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

     On April 3, 1997, Senate Bill 62 (S.62), an act relating to electric industry restructuring was passed by the Vermont Senate. Pursuant to S.62, electric utility customers would have been entitled to purchase electricity in a competitive market place and could have chosen their electricity supplier. Incumbent investor-owned electric utilities, including the Company, would have been required to separate their regulated distribution and transmission operations from the competitive generation and retail operations. S.62 provided for the recovery of a portion of investor-owned utility's "above market costs" which became stranded on account of the introduction of competition within their service area. When considering the recovery of such amounts, S.62 would have required the PSB to weigh the goal of sharing net prudently incurred, discretionary above-market costs "evenly" between utilities and customers against other goals including preserving the continuing financial integrity of the existing utility and respecting the just interests of investors. The Company believes that the unmodified provisions of S.62 would not have met the criteria for continuing application of SFAS
No. 71. S.62 also created an incentive for the Company to take steps to close the Vermont Yankee Nuclear Power Station by conditioning the recovery of certain plant-related stranded costs on the decision of its owners to cease operations in 1998, unless the PSB agreed to allow the plant to run for up to two more refuelings to avoid power shortages or for other public interest reasons. To become law, S.62 would have had to be passed by the Vermont House of Representatives and signed by the Governor of the State of Vermont. Since the 1998 Legislative session concluded in April 1998 and S.62 was not enacted by the Vermont House of Representatives and subsequently signed into law by the Governor of Vermont, the bill did not become law and any efforts to pursue it in the future will require that it be re-enacted by the Vermont Senate and passed by the Vermont House of Representatives.

     Instead of considering S.62, the Vermont House of Representatives convened a special committee to study matters relating to the reform of Vermont's electric utility system in the summer of 1997. That committee issued recommendations in a report and legislation was proposed that would have provided for reform but not adopt the recommendations concerning customer choice and competition set forth in the PSB's Report and Order. Other legislation intended to advance a portion of the PSB Report and Order was also introduced. However, neither the House of Representatives nor Vermont Senate acted on these reforms which must be reintroduced in the next Vermont legislative biennium that began in January 1999, if they are to be considered. Therefore, at this time, it cannot be determined whether future restructuring legislation will be enacted in 1999 that would conform to the concepts developed by the Report, S.62 or the House Special Committee report.

     On July 22, 1998, Governor Dean issued an Executive Order establishing a Working Group on Vermont's Electricity Future (the Working Group) to lead a new effort to review the issues of potential restructuring of Vermont's electric industry. The Working Group was created to determine how restructuring the electric industry in Vermont can reduce both current and long-term electric costs for all classes of Vermont electric consumers. The Working Group was asked to provide a fact-based analysis of the options for electric industry restructuring and the impact of such industry changes on consumers and upon Vermont utilities. Further, the Working Group was directed by Governor Dean to gather information on and evaluate the possible consequences of the current financial status of Vermont electric utilities. The Working Group was asked to complete its review and report back to Governor Dean and to legislative leaders by December 15, 1998.

     A report was issued by the Working Group on December 18, 1998. Key conclusions of its report are:

1. Vermont should restructure its electric industry by moving rapidly to retail choice whereby consumers would purchase power directly from competing power suppliers.

2. Bankruptcy of Vermont electric utilities should not be viewed as an appropriate means to reduce Vermont utilities' above market power supply costs.

3. Vermont electric utilities should pursue power contract renegotiations through payments to buy down power contracts or buy-out power contracts. Financing for such payments should be obtained in the capital markets after a comprehensive regulatory process dealing with all of the elements of the restructuring of the Vermont electric utility industry.

4. The Vermont electric utilities should pursue auctions of their power generation assets and remaining power contracts.

5. Consolidation of existing electric utilities in Vermont (there are currently 22 utilities) should be considered in order to effect additional savings for utility customers.

     The Working Group noted that by March 1, 2000, most New Englanders outside Vermont will have a choice of their power supplier. While New England has the highest rates in the nation, electricity costs in Vermont have been among the lowest in the region. However, that advantage is eroding as other states in New England restructure their electric utility industries. Therefore, the Working Group recommends that it is in the interest of Vermont ratepayers to have the benefit of a restructured electric utility industry as soon as possible.

     The Company has signed a confidentiality and cooperation agreement with GMP and Citizens Utilities to permit an exchange of information to evaluate the possibility of consolidating the Vermont operations of the three utilities. In addition, the Washington Electric Cooperative (WEC) has recommended that consideration be given to its acquiring Vermont's investor owned utilities and converting them to a cooperative ownership structure.

     The Company supports the Working Group recommendations and will work with the PSB and other parties to implement the plan. However, there can be no assurance that the plan or its key elements, including consolidation, will ultimately be implemented.

     On August 27, 1998, the PSB hosted a workshop entitled, "Electricity
Futures: Reforming Vermont's Power Supply", which was organized to facilitate power supply reform. Participants heard reports on successful power supply reforms in other states, followed by a discussion intended to identify opportunities and next steps, and to elicit proposals for reformulating Vermont's electric power supply. This workshop generated a great deal of interest with over 140 attendees, representing Vermont retail electric utilities, both large and small electricity consumers, public officials and interest groups, and several current and aspiring energy suppliers. As a follow up to the workshop, on September 15, 1998, the PSB opened a formal proceeding in Docket No. 6140 with the goal of creating a regulatory environment and a procedural framework to call forth, for disciplined review, proposals for reducing current and future power costs in Vermont. The PSB explained that it intends that this proceeding will define one or more acceptable courses for reform, and will create the framework to enable Vermont utilities and other interested parties to pursue them and to present them for regulatory approval in an open, public process. All Vermont utilities were made a party to that proceeding. Subsequent to the PSB's announcement, preliminary position papers were filed and a series of technical conferences were convened with the PSB to recommend the scope of the investigation, potential courses for reform of Vermont's power supply and other matters associated therewith including the consideration of the Working Group's recommendations as well as the WEC acquisition proposal. As of this time, the PSB has yet to act on any of the proposal or recommendations made concerning the disposition of the matters in Docket No. 6140.

     As a companion proceeding to its investigation in Docket No. 6140, on January 19, 1999, the PSB issued an Order opening a new contested case proceeding, Docket No. 6140-A, where it intends to issue final, binding and appealable orders concerning matters related to the reform and restructuring of Vermont's electric utility industry. Initially, the PSB noticed parties that it intended proceedings in Docket No. 6140-A to consider matters associated with the bankruptcy of one or more of the Vermont electric utilities. After an opportunity for comment, the focus of the proceeding was amended to first consider the principles, authority and proposals for reform of Vermont's electric power supply. This will include issues associated with the scope and extent of the Board's authority to approve "securitization" and other financings proposed to be entered into in connection with the buy-out or buy-down of power contracts and the criteria to be applied by the PSB when considering voluntary utility restructuring proposals. The PSB explains that this proceeding will provide utilities the maximum structural guidance on the terms and conditions it will consider in a voluntary restructuring proposal. As of this time, formal proceedings in Docket No. 6140-A are only at a preliminary status however the PSB indicates that it will proceed quickly to conclude this proceeding.

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

     On November 17, 1997, the City of Claremont, New Hampshire (Claremont), filed with the NHPUC a petition for a reduction in Connecticut Valley's electric rates. Claremont based its request on the NHPUC's earlier finding that Connecticut Valley's failure to terminate its wholesale power contract with the Company as ordered in the NHPUC Stranded Cost Order of February 28, 1997 was imprudent. Claremont alleged that if Connecticut Valley had given written notice of termination to the Company in 1996 when legislation to restructure the electric industry was enacted in New Hampshire, Connecticut Valley's obligation to purchase power from the Company would have terminated as of January 1, 1998.

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

     On January 19, 1998, Connecticut Valley and the Company filed with the District Court of Rhode Island (the Court) for a temporary restraining order to maintain the status quo ante by staying the December 31, 1997 NHPUC Order and preventing the NHPUC from taking any action that (i) compromises cost-based rate making for Connecticut Valley or otherwise seeks to impose market price-based rate making on Connecticut Valley; (ii) interferes with the FERC's exclusive jurisdiction over the Company's pending application to recover wholesale stranded costs upon termination of its wholesale power contract with Connecticut Valley; or (iii) prevents Connecticut Valley from recovering through retail rates the stranded costs and purchased power costs that it incurs pursuant to its FERC-authorized wholesale rate schedule with the Company.

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

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of SFAS
No. 71. As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business as of December 31, 1997. This write-off amounted to $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss in 1997 for disallowed power costs.

     On April 3, 1998, the Court held a hearing on the Companies' motion for a Temporary Restraining Order (TRO) and Preliminary Injunction against the NHPUC at which time both the Companies and the NHPUC presented arguments. In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the Companies had established each of the prerequisites for preliminary injunctive relief and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule effective January 1, 1998 until further court order. In compliance with that order, Connecticut Valley received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998. On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction. The NHPUC's request for a stay was denied. At the same time, the NHPUC permitted Connecticut Valley to recover in rates the full cost of its wholesale power purchases from the Company.

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

     As a result of these Court orders, Connecticut Valley's 1997 charges described above were reversed in the first quarter of 1998. Combined, the reversal of these charges increased first quarter 1998 net income and earnings per share of common stock by $4.5 million and $.39, respectively.

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

     On May 11, 1998 the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently cancelled because of the Court's June 5, 1998 Order, discussed below.

     On June 5, 1998, the Court issued an Order which denied NHPUC's motion for a stay of the Court's preliminary injunction. The Order clearly states that no restructuring effort in New Hampshire can move forward without the Court's approval unless all New Hampshire utilities agree to the plan. The Order suspended all involuntary restructuring efforts for all New Hampshire utilities until a hearing is conducted. The NHPUC appealed this Order to the United States First Circuit Court of Appeals (Court of Appeals).

     On December 3, 1998, the Court of Appeals announced its decisions on the appeals taken by the NHPUC from the preliminary injunctions issued by the Court. Those preliminary injunctions had stayed implementation of the NHPUC's plan to restructure the New Hampshire electric industry and required the NHPUC to allow Connecticut Valley to recover through its retail rates the full cost of wholesale power obtained from the Company.

     The Court of Appeals affirmed the preliminary injunction, issued by the Court, staying restructuring until the plaintiff utilities' claims (including those of the Company and Connecticut Valley) are fully tried. The Court of Appeals found that PSNH had sufficiently established that without the preliminary injunction against restructuring it would suffer substantial irreparable injury and that it had sufficient claims against restructuring to warrant a full trial. The Court of Appeals also affirmed the extension of the preliminary injunction to protect the other plaintiff utilities, including Connecticut Valley and the Company, although it questioned whether the other utilities had as strong of arguments against restructuring as PSNH because they did not have formal agreements with the State similar to PSNH's Rate Agreement. The NHPUC filed a petition for rehearing on December 17, 1998.
The Court of Appeals denied the petition on January 13, 1999.

     The Court of Appeals reversed the Court's preliminary injunction requiring the NHPUC to allow Connecticut Valley to recover in retail rates the full cost of the power it buys from the Company. Although the Court of Appeals found that Connecticut Valley and the Company had made a strong showing of irreparable injury to justify the preliminary injunction, it concluded that Connecticut Valley's and the Company's claims did not have a sufficient probability of success to warrant such preliminary relief. The Court of Appeals explained that the filed-rate doctrine preserving the exclusive jurisdiction of the FERC over wholesale power rates did not prevent the NHPUC from deciding whether Connecticut Valley's power purchases from the Company were prudent given alternative available sources of wholesale power. The Court of Appeals then stated that Connecticut Valley's rates could be reduced to the level prevailing on December 31, 1997. However, the Court of Appeals also stated that if a reduction of existing rates were ordered "it will be time enough to consider whether they are precluded from the Court's injunction against the Final Plan or on other grounds."

     On December 17, 1998, Connecticut Valley and the Company filed a petition for rehearing on the grounds that the Court of Appeals had not given sufficient weight to the Court's factual findings and that the Court of Appeals had misapprehended both factual and legal issues. Connecticut Valley and the Company also asked that the entire Court of Appeals, rather than only the three-judge appellate panel that had issued the December 3 decision, consider their petition for rehearing. On January 13, 1999, the Court denied the petition for rehearing.

     Connecticut Valley and the Company then requested the Court of Appeals to stay the issuance of its mandate until the companies could file a petition for certiorari to the United States Supreme Court and the Supreme Court acts on the petition.

     On January 22, 1999, the Court of Appeals denied the request. However, the Court of Appeals granted a 21-day stay to enable the Company to seek a stay pending certiorari from the Circuit Justice of the Supreme Court. On February 11, 1999, the Company and Connecticut Valley filed a petition for a writ of certiorari with the United States Supreme Court and a motion to stay the effect of the Court of Appeals' decision while the case was pending in the Supreme Court. The motion for a stay was addressed to Justice Souter who is responsible for such motions pertaining to the Court of Appeals for the First Circuit. On February 18, 1999, Justice Souter denied the stay pending the petition for certiorari. No decision has been made by the Supreme Court regarding the petition for certiorari.

     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the NHPUC issued an Order allowing Connecticut Valley to increase the proposed FAC rate of $.008 per kWh and the proposed PPCA rate of $.01000 per kWh rate on a temporary basis, effective on all bills rendered on or after January 1, 1999. In that order the NHPUC reiterated its intent that, in the event the District Court's April 9, 1998 preliminary injunction was vacated, the NHPUC would lower CVEC's rates at least to the December 31, 1997 level and require a refund for all funds collected in 1998 over that amount.

     As a result of legal and regulatory actions discussed above, Connecticut Valley no longer qualifies for the application of SFAS No. 71, and wrote-off all its regulatory assets associated with its New Hampshire retail business estimated at approximately $1.3 million on a pre-tax basis. In addition, Connecticut Valley recorded estimated total losses of $4.3 million pre-tax for disallowed power costs of $1.6 million and 1998 refund obligations of $2.7 million. Company management, however, continues to believe that the NHPUC's actions are illegal and unconstitutional and will present its arguments in the appropriate forums.

     The pre-tax losses described above resulted in Connecticut Valley violating applicable covenants in its outstanding loan, which if not waived or renegotiated, allows Connecticut Valley's lender the right to accelerate the repayment of a $3.75 million loan with Connecticut Valley.

     At a status conference on February 25, 1999, the Court indicated that it would not establish a trial date on the Company and Connecticut Valley's request for a permanent injunction until all pending motions, including a motion to dissolve the stay of restructuring activities filed by the NHPUC, and motions for summary judgement filed by the NHPUC, the Company and other parties were heard and decided. Such an injunction, if granted, could require the NHPUC to allow Connecticut Valley to recover the full cost of the wholesale power obtained from the Company through its retail rates. However, the Company cannot predict the outcome of this or any of the other related litigation.

     On June 25, 1997, the Company filed with the FERC a notice of termination of its power supply contract with Connecticut Valley, conditional upon the Company's request to impose a surcharge on the Company's transmission tariff to recover the stranded costs that would result from the termination of its contract with Connecticut Valley. The amount requested was $44.9 million plus interest at the prime rate to be recovered over a ten-year period. In its Order dated December 18, 1997 in Docket No. ER97-3435-000, the FERC rejected the Company's proposed stranded cost surcharge mechanism but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC also rejected the Company's arguments concerning the applicability of stated FERC policies regarding retail stranded costs, multi-state regulatory gaps and the implications of state restructuring initiatives. The Company filed a motion seeking rehearing of the FERC's December 18, 1997 Order which was denied. Thereafter, the Company appealed the FERC's decision to the Court of Appeals for the District of Columbia circuit. In addition, and in accordance with the December 18, 1997 FERC Order, on January 12, 1998 the Company filed a request with the FERC for an exit fee mechanism to collect $44.9 million in a lump sum, or in installments with interest at the prime rate over a ten-year period, to cover the stranded costs resulting from the cancellation of Connecticut Valley's power contract with the Company.

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

     On April 28, 1998, the Company filed its case-in-chief before the FERC updating the amount of the exit fee to $54.9 million which was subsequently amended to $50.0 million in a lump sum, describing all of the ways Connecticut Valley will become an unbundled transmission customer of the Company subsequent to termination, and establishing the expected period of service based upon the date of termination, whenever that occurs, and the weighted average service life of its commitments to power resources to serve Connecticut Valley. Had termination taken effect on January 1, 1998 this expectation period would have equaled nineteen years.

     On August 4 and 5, 1998 Phase 1 hearings were held at the FERC on the issue of whether Connecticut Valley will become an unbundled transmission customer of the Company. Subsequent to those hearings, the parties agreed to go on to hearings on the Phase 2 issues (addressing the allowable amount of the exit fee) without a preliminary determination from the Administrative Law Judge or the FERC on the Phase 1 issues. The Company submitted supplemental testimony on Phase 2 issues on December 3, 1998.

     If the Company is unable to obtain an order authorizing the full recovery amount of the exit fee, or other appropriate mechanism, the Company would be required to recognize a loss under this contract totaling approximately
$60.0 million on a pre-tax basis. Furthermore, the Company would be required to write-off approximately $4.0 million in regulatory assets associated with its wholesale business on a pre-tax basis. Conversely, even if the Company obtains a FERC order authorizing the updated requested exit fee, Connecticut Valley would be required to recognize a loss of approximately $50.0 million on a pre-tax basis unless Connecticut Valley has obtained an order by the NHPUC or other appropriate body directing the recovery of those costs in Connecticut Valley's retail rates. Either of these reasonably possible outcomes could occur during calendar year 1999.

     For further information on New Hampshire restructuring issues and other regulatory events in New Hampshire affecting the Company or Connecticut Valley and the 1997 and 1998 charges and reversals of the 1997 charges, see the Company's Current Reports on Form 8-K dated January 12, 1998, January 28, 1998 and April 1, 1998 and February 1, 1999; the Company's Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 1998; and Item 1. Business-New Hampshire Retail Rates, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Electric Industry Restructuring-New Hampshire and Item 8. Financial Statements and Supplementary Data-Note 13, Retail Rates-New Hampshire in the Company's 1997 Annual Report on Form 10-K.

     The Company has initiated and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On September 14 and 15, 1998 the Company participated in a settlement conference with an administrative law judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing. An adverse resolution would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates. However, the Company cannot predict the ultimate outcome of this matter.

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

     As described in Note 1 of Notes to Consolidated Financial Statements, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont service territory and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $66.7 million on a pre-tax basis as of December 31, 1998. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

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

     SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of December 31, 1998, based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

     Because the Company is unable to predict what form possible future restructuring legislation will take, it cannot predict if or to what extent SFAS Nos. 71 and 121 will continue to be applicable in the future. In addition, if the Company is unable to mitigate or otherwise recover stranded costs that could arise from any potentially adverse legislation or regulation, the Company would have to assess the likelihood and magnitude of losses incurred under its power contract obligations.

     As such, the Company cannot predict whether any restructuring legislation enacted in Vermont or New Hampshire, once implemented, would have a material adverse effect on the Company's operations, financial condition or credit ratings. However, the Company's failure to recover a significant portion of its purchased power costs, would likely have a material adverse effect on the Company's results of operations, cash flows, ability to obtain capital at competitive rates and ability to exist as a going concern. It is possible that stranded cost exposure before mitigation could exceed the Company's current total common stock equity.

Inflation The annual rate of inflation, as measured by the Consumer Price Index, was 1.6% for 1998, 1.7% for 1997 and 3.3% for 1996. The Company's revenues, however, are based on rate regulation that generally recognizes only historical costs. Although the rate of inflation has eased, it continues to have an impact on most aspects of the business.

New Accounting Pronouncements In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position. The Company did not have any material other comprehensive income items in 1997 or 1996, however, in 1998 the Company recognized as other comprehensive income a minimum pension liability adjustment of $0.6 million on a pre-tax basis, or $0.4 million net of tax.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement this Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1998, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF Issue 98-10 will be reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF Issue 98-10 may not be restated. We have not yet quantified the impacts of this accounting change as of January 1, 1999 on the financial statements.

Forward Looking Statements This document contains statements that are forward looking. These statements are based on current expectations that are subject to risks and uncertainties. Actual results will depend, among other things, upon general economic and business conditions, weather, the actions of regulators, including the outcome of the litigation involving Connecticut Valley before the FERC and the Court and the Company's pending rate case before the PSB and associated appeal to the Vermont Supreme Court, as well as other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission. The Company cannot predict the outcome of any of these proceedings or other factors.

Item 8.  Financial Statements and Supplementary Data.


Index to Financial Statements and Supplementary Data

                                                                 Page No.

Report of Independent Public Accountants. . . . . . . . . . .      47


Financial Statements:

  Consolidated Statement of Income for each of the
   three years ended December 31, 1998 . . . . . . . . . . .       48


  Consolidated Statement of Cash Flows for each of
   the three years ended December 31, 1998 . . . . . . . . .       49


  Consolidated Balance Sheet at December 31, 1998
   and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .      50


  Consolidated Statement of Capitalization at
   December 31, 1998 and 1997 . . . . . . . . . . . . . . . .      51


  Consolidated Statement of Changes in Common Stock
   Equity for each of the three years ended
   December 31, 1998 . . . . . . . . . . . . . . . . . . . .       52


  Notes to Consolidated Financial Statements . . . . . . . .       53

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Central Vermont Public Service Corporation:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Central Vermont Public Service Corporation and its wholly owned subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Vermont Public Service Corporation and its wholly owned subsidiaries as of December 31, 1998 and 1997 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 13, the Company has filed with the Federal Energy Regulatory Commission a request for an exit fee mechanism to cover the stranded costs resulting from the anticipated cancellation of the power contract between the Company and its wholly owned subsidiary Connecticut Valley. If the Company is unable to obtain an order authorizing the recovery of a significant portion of the exit fee, or other appropriate stranded cost mechanism, the Company would be required to recognize a loss under this contract of a material amount. The Company is also involved in related litigation in the federal courts. Additionally, on October 27, 1998, the Company reached a settlement agreement on rates with the Vermont Public Service Board (PSB). The agreement incorporates a disallowance of a portion of the Company's purchased power cost under its Hydro-Quebec contracts while the Vermont Supreme Court is reviewing the Company's claim that the PSB is precluded from again trying the Company on certain Hydro-Quebec contract issues. If the ultimate resolution of these proceedings is unfavorable to the Company, the result would have a significant adverse impact on the Company and could impact the Company's financial viability.



                                       ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 25, 1999 (except with respect
  to the matter discussed in Note 18,
  as to which the date is March 26,
  1999)

CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)


                                                                   Year Ended December 31
                                                                1998        1997        1996
Operating Revenues                                           $303,835     $304,732    $290,801
Operating Expenses
            Operation
              Purchased power                                 184,887      171,443     154,422
              Production and transmission                      23,383       22,417      20,941
              Other operation                                  44,110       40,909      38,098
            Maintenance                                        15,613       15,333      14,918
            Depreciation                                       16,708       16,931      17,960
            Other taxes, principally property taxes            11,426       11,490      10,971
            Taxes on income                                      (283)       7,573      10,216
                                                             ________     ________    ________
            Total operating expenses                          295,844      286,096     267,526
                                                             ________     ________    ________

Operating Income                                                7,991       18,636      23,275
                                                             ________     ________    ________

Other Income and Deductions
            Equity in earnings of affiliates                    3,191        3,214       3,302
            Allowance for equity funds during construction         61           75         347
            Other income, net                                   3,826        6,522       2,447
            Provision for income taxes                           (426)      (1,590)         (4)
                                                             ________     ________    ________
            Total other income and deductions, net              6,652        8,221       6,092
                                                             ________     ________    ________

Total Operating and Other Income                               14,643       26,857      29,367
                                                             ________     ________    ________

Interest Expense
            Interest on long-term debt                          9,868        9,337       9,473
            Other interest                                        831          400         615
            Allowance for borrowed funds during construction      (39)         (31)       (163)
                                                             ________     ________    ________
Total interest expense, net                                    10,660        9,706       9,925
                                                             ________     ________    ________

Net Income Before Extraordinary Charge                          3,983       17,151      19,442
Extraordinary Charge Net of Taxes                                  -           811         -
                                                             ________     ________    ________
Net Income                                                      3,983       16,340      19,442

Preferred Stock Dividends Requirements                          1,945        2,028       2,028
                                                             ________     ________    ________

Earnings Available For Common Stock                          $  2,038     $ 14,312    $ 17,414
                                                             ========     ========    ========

Average Shares of Common Stock Outstanding                 11,439,688   11,458,735  11,543,998
Basic and Diluted Share of Common Stock:
  Earnings before extraordinary charge                          $ .18        $1.32       $1.51
  Extraordinary charge                                            -            .07         -

Earnings Per Basic and Diluted Share of Common Stock            $ .18        $1.25       $1.51

Dividends Paid Per Share of Common Stock                        $ .88        $ .88       $ .84


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                      Year Ended December 31
                                                                    1998       1997       1996
Cash Flows Provided (Used) By Operating Activities
             Net income                                           $ 3,983    $16,340    $19,442
             Adjustments to reconcile net income to net cash
              provided by operating activities
                Equity in earnings of affiliates                   (3,191)    (3,214)    (3,302)
                Dividends received from affiliates                  3,267      3,216      2,978
                Equity in earnings from non-utility investments    (6,740)    (5,378)    (4,251)
                Distribution of earnings from non-utility
                 investments                                        4,744      4,403      3,813
                Depreciation                                       16,708     16,931     17,960
                Amortization of capital leases                      1,081      1,081      1,081
                Deferred income taxes and investment tax credits   (5,989)    (6,529)       464
                Extraordinary charge                                  -        1,198        -
                Allowance for equity funds during construction        (61)       (75)      (347)
                Net deferral and amortization of nuclear
                 replacement energy and maintenance costs          (1,657)     4,913     (1,773)
                Amortization of conservation & load management
                 costs                                              5,202      7,018      5,651
                Net deferral and amortization of restructuring
                 costs                                             (1,075)       -          327
                Gain on sale of investment                            -       (2,891)       -
                Gain on sale of property                              -       (2,095)      (700)
                (Increase) decrease in accounts receivable and
                 unbilled revenues                                 (5,465)       855     (1,076)
                Increase in accounts payable                        6,543        668      1,185
                Increase (decrease) in accrued income taxes        (3,656)     4,168      1,055
                Change in other working capital items              (4,094)     3,532      7,890
                Change in environmental reserve                     6,848        591     (2,647)
                Other, net                                          5,295     (2,758)    (4,743)
                                                                  _______    _______    _______
             Net cash provided by operating activities             21,743     41,974     43,007
                                                                  _______    _______    _______
  Investing Activities
             Construction and plant expenditures                  (16,046)   (13,841)   (18,952)
             Conservation and load management expenditures         (2,208)    (1,837)    (1,589)
             Return of capital                                        233        233        233
             Proceeds from sale of investment                         -        3,750        -
             Proceeds from sale of property                           -        2,624      1,050
             Special deposit                                        2,946      2,283     (5,246)
             Non-utility investments                               (3,046)    (1,197)    (2,462)
             Other investments, net                                  (251)        54       (293)
                                                                  _______    _______    _______
             Net cash used for investing activities               (18,372)    (7,931)   (27,259)
                                                                  _______    _______    _______
  Financing Activities
             Sale (repurchase) of common stock                        494     (1,072)    (1,042)
             Short-term debt, net                                  24,350     (5,100)    (7,740)
             Long-term debt, net                                  (20,520)    (3,019)       232
             Retirement of Preferred stock                         (1,000)    (1,000)       -
             Common and preferred dividends paid                  (12,006)   (12,630)   (11,728)
             Reduction in capital lease obligations                (1,082)    (1,081)    (1,081)
             Other                                                    (62)       -           14
                                                                  _______    _______    _______
             Net cash used for financing activities                (9,826)   (23,902)   (21,345)
                                                                  _______    _______    _______
Net Increase (Decrease) In Cash and Cash Equivalents               (6,455)    10,141     (5,597)
Cash and Cash Equivalents at Beginning of Year                     16,506      6,365     11,962
                                                                  _______    _______    _______
Cash and Cash Equivalents at End of Year                          $10,051    $16,506    $ 6,365
                                                                  =======    =======    =======
Supplemental Cash Flow Information
             Cash paid during the year for:
               Interest (net of amounts capitalized)              $10,267    $ 9,476    $ 9,920
               Income taxes (net of refunds)                      $ 9,556    $10,654    $ 8,504
Non-cash Operating, Investing and Financing Activities
             Receivables purchase agreement (Note 10)
             Regulatory assets (Notes 1,2 and 12)
             Long-term lease arrangements (Note 14)
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
                                                                        December 31
Assets                                                               1998         1997
Utility Plant, at original cost                                    $469,204     $461,482
            Less accumulated depreciation                           160,666      151,250
                                                                   ________     ________
                                                                    308,538      310,232
            Construction work in progress                            10,461       10,450
            Nuclear fuel, net                                           948          964
                                                                   ________     ________
            Net utility plant                                       319,947      321,646
                                                                   ________     ________

Investments and Other Assets
            Investments in affiliates, at equity                     26,142       26,495
            Non-utility investments                                  35,896       30,772
            Non-utility property, less accumulated depreciation       2,920        2,894
                                                                   ________     ________
            Total investments and other assets                       64,958       60,161
                                                                   ________     ________

Current Assets
            Cash and cash equivalents                                10,051       16,506
            Special deposits                                            424        3,368
            Accounts receivable, less allowance for uncollectible
             accounts ($2,242 in 1998 and $1,946 in 1997)            29,224       23,166
            Unbilled revenues                                        18,677       18,951
            Materials and supplies, at average cost                   3,746        3,779
            Prepayments                                               1,881        1,464
            Other current assets                                      9,768        4,970
                                                                   ________     ________
            Total current assets                                     73,771       72,204
                                                                   ________     ________
Regulatory Assets                                                    66,719       74,130
                                                                   ________     ________
Other Deferred Charges                                                4,887        3,799
                                                                   ________     ________
Total Assets                                                       $530,282     $531,940
                                                                   ========     ========

Capitalization And Liabilities
Capitalization
            Common stock equity                                    $179,182     $187,123
            Preferred and preference stock                            8,054        8,054
            Preferred stock with sinking fund requirements           18,000       19,000
            Long-term debt                                           90,077       93,099
            Capital lease obligations                                16,141       17,223
                                                                   ________     ________
            Total capitalization                                    311,454      324,499
                                                                   ________     ________

Current Liabilities
            Short-term debt                                          37,000       12,650
            Current portion of long-term debt                         6,773       24,271
            Accounts payable                                         11,589        4,609
            Accounts payable - affiliates                            11,784       12,441
            Accrued income taxes                                      2,975        6,631
            Dividends declared                                        2,521        2,513
            Nuclear decommissioning costs                             4,820        6,010
            Disallowed purchased power costs                          7,361          -
            Other current liabilities                                17,403       21,646
                                                                   ________     ________
            Total current liabilities                               102,226       90,771
                                                                   ________     ________

Deferred Credits
            Deferred income taxes                                    47,581       53,996
            Deferred investment tax credits                           6,831        7,222
            Nuclear decommissioning costs                            23,239       28,947
            Other deferred credits                                   38,951       26,505
                                                                   ________     ________
            Total deferred credits                                  116,602      116,670
                                                                   ________     ________
Commitments and Contingencies
Total Capitalization and Liabilities                               $530,282     $531,940
                                                                   ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CAPITALIZATION
(Dollars in thousands)

                                                                            December 31
                                                                         1998         1997
Common Stock Equity
         Common stock, $6 par value, authorized 19,000,000
          shares; outstanding 11,785,848 shares                       $ 70,715     $ 70,715
         Other paid-in capital                                          45,318       45,295
         Accumulated other comprehensive income                           (365)         -
         Treasury stock (324,717 shares and 362,447 shares,
          respectively, at cost)                                        (4,234)      (4,728)
         Retained earnings                                              67,748       75,841
                                                                      ________     ________
         Total common stock equity                                     179,182      187,123
                                                                      ________     ________

Cumulative Preferred and Preference Stock
         Preferred stock, $100 par value, authorized
          500,000 shares
           Outstanding:
           Non-redeemable
            4.15 % Series; 37,856 shares                                 3,786        3,786
            4.65 % Series; 10,000 shares                                 1,000        1,000
            4.75 % Series; 17,682 shares                                 1,768        1,768
            5.375% Series; 15,000 shares                                 1,500        1,500
           Redeemable
            8.30 % Series; 190,000 shares                               18,000       19,000
         Preferred stock, $25 par value, authorized
          1,000,000 shares
           Outstanding - none                                              -            -
         Preference stock, $1 par value, authorized
          1,000,000 shares
           Outstanding - none                                              -            -
                                                                      ________     ________
         Total cumulative preferred and preference stock                26,054       27,054
                                                                      ________     ________

Long-Term Debt
         First Mortgage Bonds
              9.20 % Series EE, due 1998                                   -          7,500
              9.20 % Series FF, due 2000                                 7,500        7,500
              9.26 % Series GG, due 2002                                 3,000        3,000
              9.97 % Series HH, due 2003                                18,000       21,000
              8.91 % Series JJ, due 2031                                15,000       15,000
              5.30 % Series KK, due 1998                                   -         10,000
              5.54 % Series LL, due 2000                                 5,000        5,000
              6.01 % Series MM, due 2003                                 7,500        7,500
              6.27 % Series NN, due 2008                                 3,000        3,000
              6.90 % Series OO, due 2023                                17,500       17,500

          Vermont Industrial Development Authority Bonds
              Variable, due 2013 (3.50% at December 31, 1998)            5,800        5,800
          New Hampshire Industrial Development Authority Bonds
              6.40%, due 2009                                            5,500        5,500
          Connecticut Development Authority Bonds
              Variable, due 2015 (3.15% at December 31, 1998)            5,000        5,000
          Other, various                                                 4,050        4,070
                                                                      ________     ________
                                                                        96,850      117,370
          Less current portion                                           6,773       24,271
                                                                      ________     ________
          Total long-term debt                                          90,077       93,099
                                                                      ________     ________
Capital Lease Obligations                                               16,141       17,223
                                                                      ________     ________
Total Capitalization                                                  $311,454     $324,499
                                                                      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(Dollars in thousands)


                                                                           Accumulated
                                                                   Other     Other
                                                Common Stock      Paid-in Comprehensive  Treasury  Retained
                                             Shares       Amount  Capital    Income        Stock   Earnings    Total
Balance, December 31, 1995                 11,590,748     70,715   45,251                 (2,628)    66,422   179,760
Treasury stock at cost                        (71,000)                                    (1,028)              (1,028)
Net income                                                                                           19,442    19,442
Cash dividends on capital stock:
  Common stock - $.40 per share                                                                      (4,630)   (4,630)
  Common stock - $.44 per share                                                                      (5,069)   (5,069)
  Cumulative preferred stock:
   Non-redeemable                                                                                      (368)     (368)
   Redeemable                                                                                        (1,660)   (1,660)
Amortization of preferred stock
 issuance expenses                                                     22                                          22
                                           __________    _______  _______    _______      _______   _______  ________

Balance, December 31, 1996                 11,519,748     70,715   45,273        -         (3,656)   74,137   186,469
Treasury stock at cost                        (96,347)                                     (1,072)             (1,072)
Net income                                                                                           16,340    16,340
Cash dividends on capital stock:
  Common stock - $.88 per share                                                                     (12,608)  (12,608)
  Cumulative preferred stock:
   Non-redeemable                                                                                      (368)     (368)
   Redeemable                                                                                        (1,660)   (1,660)
Amortization of preferred stock
 issuance expenses                                                     22                                          22
                                           __________    _______  _______    _______      _______   _______  ________

Balance, December 31, 1997                 11,423,401    $70,715  $45,295        -        $(4,728) $ 75,841  $187,123
Treasury stock at cost                         37,730                                         494                 494
Net income                                                                                            3,983     3,983
Other comprehensive income net of taxes                                         (365)                            (365)
Cash dividends on capital stock:
  Common stock - $.88 per share                                                                     (10,131)  (10,131)
  Cumulative preferred stock:
    Non-redeemable                                                                                     (368)     (368)
    Redeemable                                                                                       (1,577)   (1,577)
Amortization of preferred stock
 issuance expenses                                                     23                                          23
                                           __________    _______  _______    _______      _______   _______  ________

Balance, December 31, 1998                 11,461,131    $70,715  $45,318    $  (365)     $(4,234) $ 67,748  $179,182
                                           ==========    =======  =======    =======      =======  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of significant accounting policies

Consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Regulation The Company is subject to regulation by the Vermont Public Service Board (PSB), The New Hampshire Public Utilities Commission (NHPUC) and the Federal Energy Regulatory Commission (FERC), with respect to rates charged for service, accounting and other matters pertaining to regulated operations. As such, the Company currently prepares its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for both Central Vermont Public Service Corporation's (Company) regulated Vermont service territory and FERC regulated wholesale business. In order for a company to report under SFAS No. 71, the Company's rates must be designed to recover its costs of providing service, and the Company must be able to collect those rates from customers. If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, these accounting standards may no longer apply to the Company's regulated operations. In the event the Company determines that it no longer meets the criteria for applying SFAS
No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Management periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets are probable of future recovery in the state of Vermont for the Company's retail business. However, such recovery of regulatory assets is not probable in the state of New Hampshire for Connecticut Valley.

     As a result of legal and regulatory actions described in Note 13 below, management determined that the application of regulatory accounting principles applied to Connecticut Valley should be discontinued. As such, Connecticut Valley has written off regulatory assets of approximately $1.3 million on a pre-tax basis. In addition, Connecticut Valley recorded estimated total losses of $4.3 million pre-tax for disallowed power costs of $1.6 million, and 1998 refund obligations of $2.7 million. See Note 13 below.

Unregulated Business The Company's two wholly owned non-regulated subsidiaries, Catamount Energy Corporation (Catamount) and SmartEnergy Services, Inc. (SmartEnergy), results of operations are included in other income, net in the Other Income and Deductions section of the Consolidated Statement of Income. Catamount's policy is to expense all screening,
feasibility and development expenditures.   Costs incurred subsequent to
obtaining financial viability are recognized as assets subject to depreciation or amortization in accordance with industry practice. Project viability is obtained when it becomes probable that costs incurred will generate future economic benefits sufficient to recover these costs.

Revenues Estimated unbilled revenues are recorded at the end of accounting periods. Unbilled revenues of approximately $18.7 million, $18.9 million, and $18.8 million for 1998, 1997 and 1996, respectively, are included in revenues on the Consolidated Statement of Income. See Note 10 below.

Maintenance Maintenance and repairs, including replacements not qualifying as retirement units of property, are charged to maintenance expense.
Replacements of retirement units are charged to utility plant. The original cost of units retired plus the cost of removal, less salvage, is charged to the accumulated provision for depreciation.

Depreciation The Company uses the straight-line remaining life method of depreciation. Total depreciation expense was 3.55% of the cost of depreciable utility plant for each of the years 1996 through 1998.

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

Allowance for Funds During Construction Allowance for funds used during construction (AFDC) is the cost, during the period of construction, of debt and equity funds used to finance construction projects. The Company capitalizes AFDC as a part of the cost of major utility plant projects to the extent that costs applicable to such construction work in progress have not been included in rate base in connection with rate-making proceedings. AFDC equity represents a current non-cash credit to earnings which is recovered over the life of the property. The AFDC rates used by the Company were 9.24%, 9.38% and 8.62% for the years 1996 through 1998, respectively.

Regulatory Assets Certain costs are deferred and amortized in accordance with authorized or expected rate-making treatment. The major components of regulatory assets reflected in the Consolidated Balance Sheet as of December 31, are as follows (dollars in thousands):

                                                          1998       1997
        Conservation and load management                $15,611    $16,236
        Restructuring costs                               5,087      7,677
        Nuclear refueling outage costs                    2,948      1,291
        Income taxes                                      9,613     10,405
        Year 2000 costs and technologies initiatives      2,204         31
        Dismantling costs:
          Maine Yankee nuclear power plant               15,228     17,368
          Connecticut Yankee nuclear power plant          9,971     12,778
          Yankee Atomic nuclear power plant               2,860      4,810
        Unrecovered plant and regulatory study costs      1,875      2,042
        Other regulatory assets                           1,322      1,492
                                                        _______    _______
                                                        $66,719    $74,130
                                                        =======    =======

     During regular nuclear refueling outages, the incremental costs attributable to replacement energy purchased from NEPOOL and maintenance costs are deferred and amortized ratably to expense until the next regularly scheduled refueling shutdown.

     The Company earns a return on the unamortized C&LM and replacement energy and maintenance costs. The net regulatory asset related to the adoption of SFAS No. 109 is recovered through tax expense in the Company's cost of service generally over the remaining lives of the related property. Recovery for the unamortized dismantling costs for Yankee Atomic, Connecticut Yankee and Maine Yankee is provided without a return on investment through mid-2000, 2007 and 2008, respectively. See Note 2 below for discussion of the costs associated with the discontinued operations of the Yankee Atomic, Connecticut Yankee and Maine Yankee nuclear power plants. In addition, the Company is not earning a return on approximately $6.4 million of restructuring and other unamortized regulatory assets which are being recovered over periods ranging from two to 33 years.

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

Note 2
Investments in affiliates

     The Company uses the equity method to account for its investments in the following companies (dollars in thousands):
                                                                December 31
                                                 Ownership     1998     1997
Nuclear generating companies:
   Vermont Yankee Nuclear Power Corporation        31.3%     $16,969  $16,866
   Connecticut Yankee Atomic Power Company          2.0%       2,094    2,208
   Maine Yankee Atomic Power Company                2.0%       1,578    1,560
   Yankee Atomic Electric Company                   3.5%         690      835
                                                             _______  _______
                                                              21,331   21,469
Vermont Electric Power Company, Inc.:
   Common stock                                    56.8%       3,513    3,518
   Preferred stock                                             1,298    1,508
                                                             _______  _______
                                                             $26,142  $26,495
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

                                                                      CVPS's
                                             Total                   Share of
                                Date of    Estimated      CVPS's      Funded
                                 Study     Obligation   Obligation  Obligation
Nuclear generating companies:
  Vermont Yankee                  1993       $312.7       $109.4      $66.7
  Maine Yankee                    1998       $343.9         $6.9      $ 4.3
  Connecticut Yankee              1996       $426.7         $8.5      $ 5.0
  Yankee Atomic                   1994       $370.0        $13.0      $ 4.8


Vermont Yankee
     Vermont Yankee is in the process of preparing an updated site decommissioning cost study. Preliminary results indicate that the new decommissioning estimate could exceed $500 million in 1998 dollars. Vermont Yankee expects to file results of the new decommissioning study with the FERC during the first quarter of 1999, and expects that any resulting change in rates will be effective January 1, 2000.

Maine Yankee
     On August 6, 1997, the Maine Yankee's nuclear power plant was prematurely retired from commercial operation. The Company relied on Maine Yankee for less than 5% of its required system capacity. Future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee are estimated to be approximately $715.0 million in 1998 dollars including a decommissioning obligation of $344.0 million.

     On January 19, 1999, Maine Yankee and the active intervenors filed an Offer of Settlement with the FERC which, if approved by the FERC, would result in the settlement of all issues raised in the FERC proceeding, including recovery of anticipated future payments for closing, decommissioning and recovery of the remaining investment in Maine Yankee. Approval of the settlement would also resolve the issues raised by the secondary purchasers, who purchased Maine Yankee power through agreements with the original owners, by limiting the amounts they will pay for decommissioning the Maine Yankee plant and by settling other points of contention affecting individual secondary purchasers. As a result, it is possible that the Company would not be able to recover approximately $.5 million of these costs.

Connecticut Yankee
     On December 4, 1996, the Connecticut Yankee Nuclear power plant was prematurely retired from commercial operation. The Company relied on Connecticut Yankee for less than 3.0% of its required system capacity.

     On August 31, 1998, a FERC Administrative Law Judge recommended that the owners of Connecticut Yankee, including the Company, may collect from customers $350.0 million for decommissioning the Connecticut Yankee Nuclear Power Plant rather than the $426.7 million requested. The Administrative Law Judge ruling is subject to approval by the FERC Commissioners. If approved, it is possible that the Company would not be able to recover approximately $1.5 million of decommissioning costs through the regulatory process.

Yankee Atomic
     In 1992, the Yankee Atomic nuclear power plant was retired from commercial operation. The Company relied on Yankee Atomic for less than 1.5% of its system capacity.

     Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation, including the costs in the table above, is estimated to be $15.2 million, $10.0 million and $2.9 million, respectively, at December 31, 1998. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and nuclear decommissioning costs (current and non-current). Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

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

Nuclear Insurance
     The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $9.8 billion. Beyond that a licensee maintains an indemnity agreement with the Nuclear Regulatory Commission (NRC), but subject to Congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $9.6 billion per incident by assessing $88.1 million against each of the 109 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is adjusted at least every five years to reflect inflationary changes. The Company's interests in the nuclear power units are such that it could become liable for an aggregate of approximately $3.7 million of such maximum assessment per incident per year.

Vermont Yankee
     Summarized financial information for Vermont Yankee Nuclear Power Corporation is as follows (dollars in thousands):

          Earnings                             1998        1997        1996
Operating revenues                           $195,249    $173,106    $181,715
Operating income                              $15,282     $13,961     $14,705
Net income                                     $7,125      $6,834      $6,985

Company's equity in net income                 $2,218      $2,144      $2,193

                                                        December 31
          Investment                                 1998         1997
Current assets                                    $ 36,947     $ 43,106
Non-current assets                                 598,927      566,918
                                                  ________     ________
Total assets                                       635,874      610,024

 Less:
  Current liabilities                               32,250       34,138
  Non-current liabilities                          548,981      521,597
                                                  ________     ________
Net assets                                        $ 54,643     $ 54,289
                                                  ________     ________

Company's equity in net assets                    $ 16,969     $ 16,866


     Included in Vermont Yankee's revenues shown above are sales to the Company of $53.1 million, $58.6 million and $59.1 million for 1996 through 1998, respectively. These amounts are reflected as purchased power net of deferrals and amortization in the accompanying Consolidated Statement of Income.

Velco
     Vermont Electric Power Company, Inc. (Velco) and its wholly owned subsidiary Vermont Electric Transmission Company, Inc. own and operate transmission systems in Vermont over which bulk power is delivered to all electric utilities in the state. Velco has entered into transmission agreements with the state of Vermont and the electric utilities and under these agreements bills all costs, including interest on debt and a fixed return on equity, to the state and others using the system. These contracts enable Velco to finance its facilities primarily through the sale of first mortgage bonds. Included in Velco's revenues shown below are transmission services to the Company (reflected as production and transmission expenses in the accompanying Consolidated Statement of Income) amounting to $7.9 million, $8.7 million and $8.8 million for 1996 through 1998, respectively.

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

     Summarized financial information for Velco is as follows (dollars in thousands):

              Earnings                      1998        1997        1996

        Transmission revenues             $17,268     $18,481     $16,298
        Operating income                  $ 2,691     $ 2,773      $2,611
        Net income                        $ 1,153     $ 1,213      $1,216

        Company's equity in net income       $581        $618        $657


                                                      December 31
              Investment                           1998         1997

        Current assets                           $21,678      $22,274
        Non-current assets                        45,980       48,281
                                                 _______      _______
        Total assets                              67,658       70,555

          Less:
            Current liabilities                   21,754       30,441
            Non-current liabilities               36,936       30,710
                                                 _______      _______
        Net assets                               $ 8,968      $ 9,404
                                                 =======      =======

        Company's equity in net assets           $ 4,811      $ 5,026


Note 3
Non-utility investments

     The Company's wholly owned subsidiary, Catamount, invests through its wholly owned subsidiaries, in non-regulated, energy-related projects. Catamount's earnings were $3.3 million, $4.1 million and $.5 million for 1998, 1997 and 1996, respectively. Earnings for 1997 reflect a net of tax gain of approximately $1.8 million from the sale of NW Energy Williams Lake L.P. Certain financial information for Catamount's investments is set forth in the table that follows (dollars in thousands):

                                                                                                     Investment
                                                       Generating             In Service             December
31
      Projects                           Location       Capacity      Fuel       Date     Ownership 1998
1997
Rumford Cogeneration Co. L.P.             Maine           85MW      Coal/Wood    1990       15.1% $13,273
$11,638
Ryegate Associates                       Vermont          20MW        Wood       1992       33.1%   6,305
6,551
Appomattox Cogeneration L.P.             Virginia         41MW     Coal/Biomass  1982       25.3%   4,079
4,083
                                                                   Black liquor
Rupert Cogeneration Partners, Ltd.        Idaho           10MW        Gas        1996       50.0%   1,775
1,586
Glenns Ferry Cogeneration Partners, Ltd.  Idaho           10MW        Gas        1996       50.0%   1,387
1,255
Fibrothetford Limited                Thetford, England  38.5MW      Biomass      1998       44.0%   8,556
5,238
Other                                                                                                 421
421
                                                                                                  _______
_______
                                                                                                  $35,796
$30,772
                                                                                                  =======
=======

     Catamount has entered into an option agreement granting it the right to invest, subject to certain conditions, $1.2 million to purchase a 50% interest in Heartlands Power Limited (Heartlands). Heartlands was formed by Rolls-
Royce Power Ventures to develop, construct and own a 98MW natural gas-fired power station in Fort Dunlop, England. Catamount also has the right to fund a loan to the project of $3.3 million. These option agreements expire on June 30, 1999. Catamount currently has a $1.2 million letter of credit outstanding to support certain of its obligations in connection with a debt service requirement in the Appomattox Cogeneration project and aggregated letters of credit of $11.0 million in support of construction and equity commitments for its Gauley River Power project.

     SmartEnergy, also a wholly owned subsidiary of the Company, whose purpose is to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services. As of December 31, 1998, SmartEnergy has investments of $.1 million and incurred losses of $1.5 million and $.7 million for 1998 and 1997, respectively, and earnings of $.3 million for 1996.

Note 4
Common Stock

     Through a common stock repurchase program which was suspended in 1997, the Company purchased from time to time 324,717 shares of its common stock in open market transactions at an average price of $13.19 per share. These transactions are recorded as treasury stock, at cost, in the Company's
Consolidated Balance Sheet.

Note 5
Redeemable preferred stock

     The 8.30% Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1.0 million per annum, and at its option, the Company may redeem at par an additional non-cumulative
$1.0 million per annum. Since the Company's redeemable preferred stock was issued in a private placement, it is not practicable to estimate the fair value.

Note 6
Stock Option Plans

     The Company has issued stock to key employees and non-employee directors under various option plans approved in 1988, 1993, 1997 and 1998 which authorize the granting of options with respect to 1,025,875 shares of the Company's common stock. Options are granted at prices not less than 100% of the fair market value at the date of the option grant. Shares available for future grants under the 1997 and 1998 stock option plans were 204,750 at December 31, 1998. No additional grants may be given under the 1988 and 1993 plans. Option activity during the past three years was as follows:

                                                        Average
                                                         Option      Stock
                                                         Price      Options

        Options outstanding at December 31, 1995       $19.0972     248,500
        Options exercised                               13.6250      (1,000)
        Options granted                                 14.0375      59,975
        Options expired                                 18.1660      (7,500)
                                                                    _______
        Options outstanding at December 31, 1996       $18.1271     299,975

        Options exercised                                 -            -
        Options granted                                 10.9900     126,750
        Options expired                                 20.5416     (10,500)
                                                                    _______

        Options outstanding at December 31, 1997       $15.8928     416,225

        Options exercised                               11.6505     (34,475)
        Options granted                                 14.6286     154,500
        Options expired                                 24.3750     (20,250)
                                                                    _______

        Options outstanding at December 31, 1998       $15.4649     516,000
                                                                    =======

     The price range of options outstanding at December 31, 1998 is $10.9375 to $24.3125. The weighted average remaining contractual life at December 31, 1998 is 6.92 years and the weighted average exercise price is $15.3437.
Exercisable options at December 31,1998 total 393,000 and the weighted average exercise price is $14.4365.

     The Company accounts for these plans under Accounting Principles Board
Opinion No. 25, under which no compensation cost has been recognized.

     The Company chose the Binomial model to project an estimate of appreciation of the underlying shares of the stock during the respective option term. The average assumptions used were as follows:

                                        1998      1997      1996

          Volatility                   .1861     .1808     .1756
          Risk free rate of return      6.25%     6.50%     6.25%
          Dividend yield                6.57%     7.13%     6.93%
          Expected life in years        5-10      5-10      5-10


     Under SFAS No. 123, "Accounting for Stock-Based Compensation," all awards granted must be recognized in compensation cost. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the following pro forma amounts as follows(dollars in thousands, except per share amounts):

                                               1998      1997      1996

          Net Income           As reported    $3,983   $16,340   $19,442
                                 Pro forma    $3,930   $16,309   $19,423

          Earnings per share
           of common stock     As reported      $.18     $1.25     $1.51
                                 Pro forma      $.17     $1.25     $1.51

Note 7
Long-term debt and sinking fund requirements

     The Company and its subsidiaries' long-term debt contains financial and non-financial covenants. At December 31, 1998, with exception of a $3.75 million loan at Connecticut Valley, the Company and its subsidiaries were in compliance with all debt covenants related to its various debt agreements. Due to the charge-offs discussed in Note 1 above and Note 13 below, Connecticut Valley is in violation of certain covenants in its loan with an outstanding balance of $3.75 million. This loan will be in default 30 days after notice from the bank of the violation of the applicable covenants unless the default is otherwise cured or waived. The notice has not yet been tendered by the bank. There would be no cross defaults of any of the company's or its subsidiaries' loan agreements as a result of the Connecticut
Valley loan default.

     Based on issues outstanding at December 31, 1998, the aggregate amount of long-term debt maturities and sinking fund requirements are $6.75 million, $16.5 million, $4.0 million, $7.0 million and $10.5 million for the years 1999 through 2003, respectively. Substantially all property and plant is subject to liens under the First Mortgage Bonds.

     Financial obligations of Connecticut Valley are non-recourse to the Company.

Note 8
Short-term debt

Utility

     The Company had $37.0 million and $12.6 million of outstanding short-term debt at December 31, 1998 and 1997, respectively, at average interest rates of 5.94% for 1998 and 6.26% for 1997.

     The Company has a $50.0 million revolving credit facility with a group of banks maturing on June 1, 1999, of which $25.0 million was outstanding at December 31, 1998. The Company expects that borrowings will be $25.0 million at June 1, 1999. The Company must rollover an aggregate of $16.3 million of letters of credit between December 1999 and May 2000. In addition, the Company has a $12.0 million accounts receivable facility which matures in November 1999. The $50.0 million revolving credit facility and the $16.3 million of letters of credit are subject to a second mortgage interest in the same collateral supporting the Company's first mortgage bonds. The
$12.0 million accounts receivable facility is supported by a lien against the Company's Vermont utility accounts receivable. The Company's ability to extend or replace the maturing $50.0 million revolving credit facility, roll over $16.3 million of maturing letters of credit and extend the accounts receivable facility will be dependent in large part on a positive outcome of the pending Hydro-Quebec Contract issues at the Vermont Supreme Court (VSC) or progress made in power contract renegotiations. Negotiations are ongoing with the banks to extend the maturities of these financial arrangements.

     Connecticut Valley, the Company's wholly owned New Hampshire subsidiary, maintained an $.8 million committed line of credit for its construction program and for other corporate purposes which expired on May 31, 1998.

     If the Company is unable to extend the maturities of or replace the bulk of the debt and letters of credit facilities referenced above, it would jeopardize the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in extending or replacing these credit facilities.

     Financial obligations of Connecticut Valley are non-recourse to the Company.

Non-Utility

     On November 12, 1998, Catamount, a wholly owned subsidiary of the Company, replaced its $8.0 million credit facility with a $25.0 million revolving credit facility expiring November 11, 2002 which provides for up to $25.0 million in revolving credit loans and letters of credit. Currently, a $1.2 million letter of credit is outstanding to support certain of Catamount's obligations in connection with a debt reserve requirement in the Appomattox
Cogeneration project and aggregated letters of credit of $11.0 million in support of construction and equity commitments for its Gauley River Power project.

     SmartEnergy, also a wholly owned subsidiary of the Company, maintained a $.5 million revolving line of credit with a bank to provide working capital and financing assistance for investment purposes. SmartEnergy had $25,000 of outstanding short-term debt at December 31, 1997. This line of credit was canceled on February 9, 1998.

     Financial obligations of the Company's non-utility wholly owned subsidiaries are non-recourse to the Company.

Note 9
Financial instruments

     The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows (dollars in thousands):

                                              1998                  1997
                                      Carrying    Fair      Carrying   Fair
                                       Amount     Value      Amount    Value

     Note receivable, non-utility      $  -      $   -      $  3,686  $  3,888
     Long-term debt                    $96,850   $101,776   $117,370  $124,251

     The carrying amount for cash and cash equivalents and short-term debt approximates fair value because of the short maturity of those instruments.
The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturation.

     The Company believes that any excess or shortfall in the fair value relative to the carrying value of the Company's financial instruments, if they were settled at amounts approximating those above, would not result in a material impact on the Company's financial position or results of operations.

Note 10
Receivables purchase agreement

     Pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities," the Company classifies amounts transferred under its receivable purchase agreement as secured borrowings. The facility matures on November 29, 1999, accordingly, those amounts related to the accounts receivable facility are shown at December 31, 1998 as short-term debt. If not renegotiated or extended, repayment of the facility will be made from the ongoing collections of the underlying accounts receivable and unbilled revenues immediately following the maturity date. The
Company expects to renegotiate a new receivable purchase agreement in 1999.

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

     The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The following table sets forth the funded status of the pension plan and amounts recognized in the Company's Balance Sheet and Statement of Income (dollars in thousands):

                                                           December 31
                                                         1998       1997

Projected benefit obligation                           $63,095    $67,167
Fair value of plan assets (primarily equity
  and fixed income securities)                          65,602     72,101
                                                       _______    _______
Projected benefit obligation more (less)
  than fair value of plan assets                        (2,507)    (4,934)
Unrecognized net transition obligation                     647      1,019
Unrecognized prior service costs                        (2,681)    (2,466)
Unrecognized net gain                                   15,561     14,089
                                                       _______    _______
  Accrued pension liability                            $11,020    $ 7,708
                                                       =======    =======


                                                    1998      1997      1996
Net pension costs include the following components
  Service cost                                    $ 1,802   $ 1,802   $ 2,024
  Interest cost                                     4,459     4,307     4,221
  Expected return on plan assets                   (4,720)   (4,756)   (4,285)
  Net amortization and deferral                       778       140       140
                                                  _______   _______   _______

  Pension costs                                     2,319     1,493     2,100
Less amount allocated to other accounts               228       249       411
                                                  _______   _______   _______
  Net pension costs expensed                      $ 2,091   $ 1,244   $ 1,689
                                                  =======   =======   =======


Assumptions used in calculating pension cost were as follows:

                                                       December 31
                                                     1998       1997

Weighted average discount rates                      6.75%      7.00%
Expected long-term return on assets                  9.50%      9.50%
Rate of increase in future compensation levels       4.00%      4.00%


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

     The following table sets forth the plan's funded status and amounts recognized in the Company's Balance Sheet and Statement of Income in accordance with SFAS No. 106 (dollars in thousands):

                                                            December 31
                                                          1998       1997

Accumulated postretirement benefit obligation           $10,757    $ 9,453
  Unrecognized transition obligation                     (3,582)    (3,838)
  Unrecognized net loss                                  (1,329)      (862)
                                                        _______    _______
     Accrued postretirement benefit cost                  5,846      4,753
  Less regulatory asset for restructuring costs           1,954      2,536
                                                        _______    _______
     Effective accrued postretirement benefit
      costs                                             $ 3,892    $ 2,217
                                                        =======    =======

                                                    1998       1997       1996
Net postretirement benefit cost includes the
 following components
  Service cost                                    $  194     $  197     $  208
  Interest cost                                      815        716        656
  Expected return on plan assets                    (160)      (145)
(112)
  Amortization of transition obligation over
   a twenty-year period and of regulatory asset      837        408        408
                                                  ______     ______     ______
     Effective postretirement benefit cost         1,686      1,176      1,160
  Less amount allocated to other accounts            209        192        217
                                                  ______     ______     ______
     Net postretirement benefit cost expensed     $1,477     $  984     $  943
                                                  ======     ======     ======


     Assumptions used in the per capita costs of the accumulated postretirement benefit obligation were as follows:

                                                              December 31
                                                             1998     1997
    Per capita percent increase in health care costs:
      Pre-65                                                 6.50%    6.50%
      Post-65                                                5.50%    5.50%
    Weighted average discount rates                          6.75%    7.00%
    Rate of increase in future compensation levels           4.00%    4.00%
    Long-term return on assets                               8.50%    8.50%


     Health care trend rates are assumed to decrease to 5.0% for pre-65 and 4.5% for post-65 for the year 2001 and thereafter.

     Increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would have resulted in an increase (decrease) of $631,000 and $(543,000), respectively, in the accumulated postretirement benefit obligation as of December 31, 1998, and an increase (decrease) of about $45,000 and $(39,000), respectively, in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1998.

     The Company provides postemployment benefits consisting of long-term disability benefits. The accumulated postemployment benefit obligation at December 31, 1998 and 1997 of $.7 and $.9 million for 1998 and 1997, respectively, is reflected in the accompanying balance sheet as a liability and is offset by a corresponding regulatory asset of $.5 million for 1998 and $.6 million for 1997. The PSB in its October 31, 1994 Rate Order allowed the
Company to recover the regulatory asset over a 7-1/2 year period beginning
November 1, 1994 through April 30, 2002. The post-employment benefit costs charged to expense in 1998, 1997 and 1996, including insurance premiums, were $118,000, $247,000 and $177,000, respectively (pre-tax).

     In the third quarter of 1997, the Company offered and recorded obligations related to a voluntary retirement and severance programs to employees. The estimated benefit obligation for the retirement program as of December 31, 1998 is approximately $3.8 million. This amount consists of pension benefits and post-retirement medical benefits of $1.9 million and $1.9 million, respectively. The estimated benefit obligation for the severance program which included termination pay as well as other costs, is about
$1.4 million as of December 31, 1998. These obligations, deferred pursuant to a PSB Accounting Order dated September 30, 1997, are reflected in the accompanying Consolidated Balance Sheet both as regulatory assets and deferred credits. The unamortized balance of approximately $5.0 million at December 31, 1998 will be amortized through December 31, 2002.

Note 12
Income taxes

     The components of Federal and state income tax expense are as follows
(dollars in thousands):

                                                      Year Ended December 31
                                                      1998     1997     1996
Federal:
  Current                                           $ 5,072  $12,277  $ 7,890
  Deferred                                           (4,376)  (5,420)     795
  Investment tax credits, net                          (391)    (391)    (391)
                                                    _______  _______  _______
                                                        305    6,466    8,294
                                                    _______  _______  _______
State:
  Current                                             1,060    3,027    1,866
  Deferred                                           (1,222)    (718)      60
                                                    _______  _______  _______
                                                       (162)   2,309    1,926
                                                    _______  _______  _______
    Total Federal and state income taxes            $   143  $ 8,775  $10,220
                                                    =======  =======  =======
Federal and state income taxes charged to:
  Operating expenses                                $  (283) $ 7,573  $10,216
  Other income                                          426    1,590        4
  Extraordinary item                                    -       (388)     -
                                                    _______  _______  _______
                                                    $   143  $ 8,775  $10,220
                                                    =======  =======  =======


     The principal items comprising the difference between the total income tax expense and the amount calculated by applying the statutory Federal income tax rate to income before tax are as follows (dollars in thousands):

                                                     Year Ended December 31
                                                   1998       1997       1996

Income before income tax                         $4,126    $25,115    $29,662
Federal statutory rate                               35%        35%        35%
Federal statutory tax expense                     $1,444     $8,790    $10,382
Increases (reductions) in taxes resulting
 from:
   Insurance settlement                             -          -         (470)
   Dividend received deduction                     (880)      (884)      (909)
   Deferred taxes on plant                          348        283        283
   State income taxes net of Federal tax
    benefit                                        (105)     1,501      1,252
   Investment credit amortization                  (391)      (391)      (391)
   Other                                           (273)      (524)        73
                                                 ______     ______    _______
     Total income tax expense provided           $  143     $8,775    $10,220
                                                 ======     ======    =======


     The tax effects of temporary differences and tax carry forwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                     Year Ended December 31
                                                   1998       1997       1996
Deferred tax assets
   Purchased power accrual                       $ 3,695    $ 1,925    $   -
   Accruals and other reserves not
    currently deductible                          7,575      4,818      5,212
   Deferred compensation and pension              4,295      3,655      3,562
   Environmental costs accrual                    3,905      1,805      2,089
                                                _______    _______    _______
        Total deferred tax assets                19,470     12,203     10,863
                                                _______    _______    _______
Deferred tax liabilities
   Property, plant and equipment                 51,680     51,819     51,030
   Net regulatory asset                           3,974      4,301      3,358
   Conservation and load management
     expenditures                                 6,453      6,713      8,147
   Nuclear refueling costs                        1,219        534      2,510
   Other                                          3,725      2,832      3,281
                                                _______    _______    _______
        Total deferred tax liabilities           67,051     66,199     68,326
                                                _______    _______    _______
        Net deferred tax liability              $47,581    $53,996    $57,463
                                                =======    =======    =======

     The Company received an accounting order from the PSB dated September 30, 1997. This accounting order authorized the Company to defer and amortize over a 20-year period beginning January 1, 1998, approximately $2.0 million to reflect the revenue requirement level of additional deferred income tax expense resulting from the enacted Vermont Corporate income tax increase from 8.25% to 9.75% in 1997.

     A valuation allowance has not been recorded, as the Company expects all deferred income tax assets will be utilized in the future.

Note 13
Retail Rates

     Vermont: The Company's practice of reviewing costs periodically will continue and rate increases will be requested when warranted. The Company filed for a 6.6%, or $15.4 million per annum, general rate increase on September 22, 1997 to become effective June 6, 1998 to offset increasing costs of providing service. Approximately $14.3 million or 92.9% of the rate increase request was to recover scheduled contractual increases in the cost of power the Company purchases from Hydro-Quebec. At the same time, the Company also filed a request to eliminate the winter-summer rate differential and price electricity the same year-round. The change would be revenue-neutral within classes of customers and overall. Over time, customers would see a leveling off of rates so they would pay the same per kilowatt-hour during the winter and summer months.

     Several parties in the Company's rate case sought to challenge the Company's decision in 1991 to "lock-in" its participation in its power purchase agreement with Hydro-Quebec as one of 14 members of the Vermont Joint
Owners (VJO) claiming that the decision of the Company to commit to the power contract in 1991 was imprudent and that power now purchased pursuant to that agreement is not "used and useful." The parties have also claimed that the Company has not met a condition of the PSB's prior approval of the contract, requiring that the Company obtain all cost effective Demand Side Management.
In response, the Company filed a motion asking the PSB to rule that any prudence and used and useful issues were resolved in prior proceedings and that the PSB is precluded from again trying the Company on those issues.

     On April 17, 1998, the PSB issued an order generally denying the Company's motion. Given the fact that the PSB had severely penalized another
Vermont Joint Owner (VJO) member, Green Mountain Power Corporation, in an
Order dated February 27, 1998, after finding that its decision to lock-in the Hydro-Quebec contract was imprudent and the power purchased pursuant to that lock-in was not used and useful, the Company concluded that it was necessary to have the so-called preclusion issue reviewed by the V.C. before the PSB issues a final order in the Company's 6.6% rate increase request. As such, the Company and other parties requested that the PSB consent to the filing of an interlocutory appeal of the PSB's decision and to a stay of the rate case pending review by the V.C.. The Company further agreed to toll the statutory period of time in which the PSB must act on a rate request, while the matter is in appeal. The resolution of this matter by the V.C. is likely to involve a remand to the PSB.

     The appeal and associated stay of the rate case significantly delayed the date that new rates would have otherwise taken effect. As a result, the Company's earnings for 1998 were adversely affected.

     In an effort to mitigate eroding earnings and cash flow prospects during the V.C. review process, on June 12, 1998 the Company filed with the PSB a request for a 10.7% rate increase ($24.9 million of annualized revenues) effective March 1, 1999. This rate case proceeding supplanted the 6.6% rate increase request referenced above that is now stayed pending a review on the so-called preclusion issue by the V.C.. On October 27, 1998, the Company reached an agreement with the Vermont Department of Public Service (DPS) regarding the 10.7% rate increase request. The agreement, which was approved by the PSB on December 11, 1998, provides for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered January 1, 1999 and sets the Company's authorized return on common equity in its Vermont retail business at 11% before disallowances in connection with the Hydro-Quebec Contract. The rate increase is temporary insofar as it is subject to adjustment upon future resolution of the Hydro-Quebec Contract issues presently before the V.C.. The
Company anticipates a resolution of the Hydro-Quebec Contract issues before the V.C. by the end of 1999.

     The agreement incorporates a disallowance of approximately $7.4 million for the Company's purchased power costs under the Hydro-Quebec Contract while the V.C. reviews the PSB denial of the Company's claim that the PSB is precluded from again trying the Company on certain Hydro-Quebec Contract issues discussed above. Upon approval of the agreement by the PSB, the Company, during the fourth quarter of 1998, recorded a loss of $7.4 million on a pre-tax basis for disallowed purchased power costs representing the Company's estimated under recovery of power costs under the Hydro-Quebec
Contract. This $7.4 million disallowance was calculated using the same formula as contained in the rate order issued by the PSB in the Green Mountain
Power Corporation (GMP) rate case on February 28, 1998 (see additional information below).

     If the Company receives an unfavorable ruling from the V.C., and the PSB issues a rate order adopting the methodology used to determine the temporary
Hydro-Quebec disallowance for the duration of the Hydro-Quebec Contract, approximately $205.0 million of power costs to be incurred under that contract would not be recoverable in rates. This would result in an immediate charge to earnings of $205.0 million once such outcome became probable. Such an outcome would jeopardize the ability of the Company to continue as a going concern.

     New Hampshire:  In an Order dated December 31, 1997 in Connecticut
Valley's Fuel Adjustment Clause (FAC) and Purchased Power Cost Adjustment
(PPCA) docket, the NHPUC found Connecticut Valley acted imprudently by not terminating the wholesale contract between Connecticut Valley and the Company, notwithstanding the stays of its February 28, 1997 Orders. The NHPUC Order further directed Connecticut Valley to freeze its current FAC and PPCA rates
(other than short term rates to be paid to certain Qualifying Facilities) effective January 1, 1998, on a temporary basis, pending a hearing to determine: 1) the appropriate proxy for a market price that Connecticut Valley could have obtained if it had terminated its wholesale contract with the Company; 2) the implications of allowing Connecticut Valley to pass on to its customers only that market price; and 3) whether the NHPUC's final determination on the FAC and PPCA rates should be reconciled back to January 1, 1998 or some other date.

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

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's
February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of SFAS
No. 71. As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business as of December 31, 1997. This write-off amounted to approximately $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss as of December 31, 1997 under this contract provision representing Connecticut
Valley's estimated loss on power contracts for the twelve months following
December 31, 1997.

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

     On April 3, 1998, the Court held a hearing on the companies' motion for a
Temporary Restraining Order (TRO) and Preliminary Injunction against the NHPUC at which time both the companies and the NHPUC presented arguments.  In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the companies had established each of the prerequisites for preliminary injunctive relief and directed and required the
NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule
effective January 1, 1998 until further court order.   Connecticut Valley
received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998.  On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction.  The
NHPUC's request for a stay was denied.  At the same time, the NHPUC permitted
Connecticut Valley to recover in rates the full cost of its wholesale power purchases from the Company.

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

     As a result of these Court orders, Connecticut Valley's 1997 charges, described above, were reversed in the first quarter of 1998. Combined, the reversal of these charges increased 1998 net income and earnings per share of common stock by approximately $4.5 million and $.39, respectively.

     On April 1, 1998, Citizens Bank of New Hampshire (Bank) notified
Connecticut Valley that it was in default of the Loan Agreement between the Bank and Connecticut Valley dated December 27, 1994 and that the Bank would exercise all of its remedies from and after May 5, 1998 in the event that the violations were not cured. After reversing the 1997 write-offs described above, Connecticut Valley was in compliance with the financial covenants associated with its $3.75 million loan with the Bank. As a result, Connecticut Valley satisfied the Bank's requirements for curing the violation.

     On May 11, 1998 the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently canceled because of the Federal Court's June 5, 1998 Order, discussed below.

     On June 5, 1998, the Court issued an Order which denied the NHPUC's motion for a stay of the Court's preliminary injunction. The Order clearly stated that no restructuring effort in New Hampshire can move forward without the Court's approval unless all New Hampshire utilities agree to the plan.
The Order suspended all involuntary restructuring efforts for all New
Hampshire utilities until a hearing on the merits was conducted. The NHPUC appealed this Order to the Circuit Court of Appeals. These appeals have been fully briefed, and the Court of Appeals conducted oral argument on October 6, 1998 discussed below.

     On December 3, 1998, the United States Court of Appeals (Court of
Appeals) announced its decisions on the appeals taken by the NHPUC from the preliminary injunctions issued by the Court. Those preliminary injunctions had stayed implementation of the NHPUC's plan to restructure the New Hampshire electric industry and required the NHPUC to allow Connecticut Valley to recover through its retail rates the full cost of wholesale power obtained from the Company.

     The Court of Appeals affirmed the preliminary injunction, issued by the Court, staying restructuring until the plaintiff utilities' claims (including those of the Company and Connecticut Valley) are fully tried. The Court of Appeals found that PSNH had sufficiently established that without the preliminary injunction against restructuring it would suffer substantial irreparable injury and that it had sufficient claims against restructuring to warrant a full trial. The Court of Appeals also affirmed the extension of the preliminary injunction to protect the other plaintiff utilities, including
Connecticut Valley and the Company, although it questioned whether the other utilities had as strong of arguments against restructuring as PSNH because they did not have formal agreements with the State similar to PSNH's Rate
Agreement. The Court of Appeals stated that if the Court awards the utilities permanent injunctive relief against restructuring after the case is tried, then it must explain why the other utilities are also entitled to such relief.
The NHPUC filed a petition for rehearing on December 17, 1998. The Court of Appeals denied the petition on January 13, 1999.

     The Court of Appeals reversed the Court's preliminary injunction requiring the NHPUC to allow Connecticut Valley to recover in retail rates the full cost of the power it buys from the Company. Although the Court of Appeals found that Connecticut Valley and the Company had made a strong showing of irreparable injury to justify the preliminary injunction, it concluded that Connecticut Valley's and the Company's claims did not have a sufficient probability of success to warrant such preliminary relief. The
Court of Appeals explained that the filed-rate doctrine preserving the exclusive jurisdiction of the FERC over wholesale power rates did not prevent the NHPUC from deciding whether Connecticut Valley's power purchases from the Company were prudent given alternative available sources of wholesale power.
The Court of Appeals then stated that Connecticut Valley's sales could be reduced to the level prevailing on December 31, 1997. However, the Court of Appeals also stated that if a reduction of existing rates were ordered "it will be time enough to consider whether they are precluded from the Court's injunction against the Final Plan or on other grounds."

     On December 17, 1998, Connecticut Valley and the Company filed a petition for rehearing on the grounds that the Court of Appeals had not given sufficient weight to the Court's factual findings and that the Court of Appeals had misapprehended both factual and legal issues. Connecticut Valley and the Company also asked that the entire Court of Appeals, rather than only the three-judge appellate panel that had issued the December 3 decision, consider their petition for rehearing. On January 13, 1999, the Court of Appeals denied the petition for rehearing.

     Connecticut Valley and the Company then requested the Court of Appeals to stay the issuance of its mandate until the companies file a petition of certiorari to the United States Supreme Court and the Supreme Court acts on the petition.

     On January 22, 1999, the Court of Appeals denied the request. However, the Court of Appeals granted a 21-day stay to enable the Company to seek a stay pending certiorari from the Circuit Justice of the Supreme Court. On
February 11, 1999, the Company and Connecticut Valley filed a petition for a writ of certiorari with the United States Supreme Court and a motion to stay the effect of the Court of Appeals' decision while the case was pending in the Supreme Court. The motion for a stay was addressed to Justice Souter who is responsible for such motions pertaining to the Court of Appeals for the First
Circuit. On February 18, 1999, Justice Souter denied the stay pending the petition for certiorari.

     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual
FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the NHPUC issued an Order allowing Connecticut Valley to increase the proposed FAC rate of $.008 per kWh and the proposed PPCA rate of $.01000 per kWh, on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC also ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Court Order, which are included in the estimated total losses of $4.3 million discussed below.

     As a result of legal and regulatory actions discussed above, Connecticut
Valley no longer qualifies for the application of SFAS No. 71, and wrote-off all its regulatory assets associated with its New Hampshire retail business estimated at approximately $1.3 million on a pre-tax basis. In addition, Connecticut Valley recorded estimated total losses of $4.3 million pre-tax for disallowed power costs of $1.6 million and 1998 refund obligations of $2.7 million. Company management, however, continues to believe that the NHPUC's actions are illegal and unconstitutional and will present its arguments in the appropriate forum.

     The pre-tax losses described above resulted in Connecticut Valley violating applicable covenants in its outstanding loan, which if not waived or renegotiated, allows Connecticut Valley's lender the right to accelerate the repayment of a $3.75 million loan with Connecticut Valley.

     At a status conference on February 25, 1999, the Court indicated that it would not establish a trial date on the Company and Connecticut Valley's request for a permanent injunction until all pending motions, including a motion to dissolve the stay of restructuring activities filed by the NHPUC, and motions for summary judgement filed by the NHPUC, the Company and other parties were heard and decided. Such an injunction, if granted, could require the NHPUC to allow Connecticut Valley to recover the full cost of the wholesale power obtained from the Company through its retail rates. However, the Company cannot predict the outcome of this or any of the other related litigation.

     On June 25, 1997, the Company filed with the FERC a notice of termination of its power supply contract with Connecticut Valley, conditional upon the Company's request to impose a surcharge on the Company's transmission tariff to recover the stranded costs that would result from the termination of its contract with Connecticut Valley. The amount requested was $44.9 million plus interest at the prime rate to be recovered over a ten-year period. In its Order dated December 18, 1997 in Docket No. ER97-3435-000, the FERC rejected the Company's proposed stranded cost surcharge mechanism but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC also rejected the Company's arguments concerning the applicability of stated
FERC policies regarding retail stranded costs, multi-state regulatory gaps and the implications of state restructuring initiatives. The Company filed a motion seeking rehearing of the FERC's December 18, 1997 Order which was denied. Thereafter, the Company appealed the FERC decision to the Court of Appeals for the District of Columbia circuit. In addition, and in accordance with the December 18, 1997 FERC Order, on January 12, 1998 the Company filed a request with the FERC for an exit fee mechanism to collect $44.9 million in a lump sum, or in installments with interest at the prime rate over a ten-year period, to cover the stranded costs resulting from the cancellation of Connecticut Valley's power contract with the Company.

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

     On April 28, 1998, the Company filed its case-in-chief before the FERC updating the amount of the exit fee to $54.9 million which was subsequently amended to $50.0 million in a lump sum, describing all of the ways Connecticut
Valley will become an unbundled transmission customer of the Company subsequent to termination, and establishing the expected period of service based upon the date of termination, whenever that occurs, and the weighted average service life of its commitments to power resources to serve
Connecticut Valley. Had termination taken effect on January 1, 1998 this expectation period would have equaled nineteen years.

     On August 4 and 5, 1998 Phase 1 hearings were held at the FERC on the issue of whether Connecticut Valley will become an unbundled transmission customer of the Company. Subsequent to those hearings, the parties agreed to go on to hearings on the Phase 2 issues (addressing the allowable amount of the exit fee) without a preliminary determination from the Administrative Law
Judge or the FERC on the Phase 1 issues. The Company submitted supplemental testimony on Phase 2 issues in December 1998. The matter is scheduled for hearing later this year.

     If the Company is unable to obtain an order authorizing the full recovery amount of the exit fee, or other appropriate mechanism, the Company would be required to recognize a loss under this contract totaling approximately
$60.0 million on a pre-tax basis. Furthermore, the Company would be required to write-off approximately $4.0 million in regulatory assets associated with its wholesale business on a pre-tax basis. Conversely, even if the Company obtains a FERC order authorizing the updated requested exit fee, Connecticut
Valley would be required to recognize a loss under this contract of approximately $50.0 million on a pre-tax basis unless Connecticut Valley has obtained an order by the NHPUC or other appropriate body directing the recovery of those costs in Connecticut Valley's retail rates. Either of these reasonably possible outcomes could occur during calendar year 1999.

     The Company has initiated and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On September 14 and 15, 1998 the Company participated in a settlement conference with an Administrative Law Judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing. An adverse resolution would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates. However, the Company cannot predict the ultimate outcome of this matter.

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

     Through Velco, the Company purchased power from Merrimack #2, a coal-
fired generating plant owned by Northeast Utilities (NU), under a thirty-year contract which expired April 30, 1998.  Under this contract the Company was obligated to make capacity payments which amounted to approximately
$4.6 million, $4.5 million and $1.8 million for 1996 through 1998, respectively.  Pursuant to the contract, as amended, Velco agreed to reimburse
PSNH, in the proportion which the Velco quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the unit incurred by PSNH, which were reasonable and cost-effective for the remaining term of the Velco contract.  In early 1998, PSNH took the Merrimack
Unit #2 facility off line, shut it down and commenced a maintenance outage.
In February, March and April of 1998, PSNH billed Velco for costs to complete the maintenance outage.  Velco disputes the validity of a portion of the charges on grounds that the maintenance performed at the unit was to extend the life of the Merrimack plant beyond the term of the Velco contract and that the charges in connection with said investments were not reasonable and cost-effective for the remaining term of the Velco contract.  The Company estimates the portion of the disputed charges allocable to the Company could be as much as $1.0 million on a pre-tax basis.

     The Company purchases power from several small power producers who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, wood, biomass, and refuse-burning generation. Under these long-term contracts, in 1998 the Company purchased 212,702 MWH of which 154,832 MWH is associated with the Vermont Electric Power Producers and 38,283 MWH with the New
Hampshire/Vermont Solid Waste Plant owned by Wheelabrator Claremont Company,
L.P. The Company expects to purchase approximately 203,000 MWH of small power output in each year 1999 through 2003. Based on the forecast level of production, the total commitment in the next five years to purchase power from these qualifying facilities is estimated to be $113.7 million.

     The Company will receive varying amounts of capacity and energy from Hydro-Quebec under the VJO contract during the 1999 to 2016 period. Related contracts were negotiated between the Company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall power requirements and cost of the original contract.

     The average annual amount of capacity that the Company will purchase through October 31, 2016 is 132 MW. The total commitment to purchase power under these contracts on a nominal basis is approximately $1.0 billion net of power sellbacks over the contract term. In February 1996, the Company reached an agreement with Hydro-Quebec which lowered the 1997 cost of power by $5.8 million. As part of this agreement, the Company delivers to NEPOOL under existing firm energy contracts or joint marketing activities 54 MW of Phase II transmission capacity for a five-year period which began July 1, 1996 through June 30, 2001.

     In the early phase of the VJO contract, two sellback contracts were negotiated, the first delaying the purchase of 25 MW of capacity and associated energy, the second reducing the net purchase of Hydro-Quebec power.
In 1994, the Company negotiated a third sellback arrangement whereby the Company receives an effective discount on up to 70 MW of capacity starting in November 1995 for the 1996 contract year (declining to 30 MW in the 1999 contract year). In exchange for this sellback, Hydro-Quebec has the right to reduce capacity deliveries by up to 50 MW beginning as early as 2004 until 2015, including the use of a like amount of the Company's Phase I/II facility rights and the ability to reduce the amounts of energy delivered for five years during a fifteen-year term beginning in 2000.

     There are specific contractual step up provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the balance of the VJO participants, including the Company, will "step up" to the defaulting party's share on a pro-rata basis. As of December 31, 1998 the Company's VJO obligation is approximately 46% or
$1.0 billion on a nominal basis over the contract ending in 2016.  The total
VJO contract obligation in a nominal basis over the term of the contract is approximately $2.3 billion.

     During January 1998, a significant ice storm affected parts of New
England and the Province of Quebec, Canada. This storm specifically damaged major components of the Hydro-Quebec transmission system over which power is supplied to Vermont under the VJO contract with Hydro-Quebec. This resulted in an interruption of a significant portion of scheduled contractual power deliveries into Vermont. The ice storm's effect on Hydro-Quebec's transmission system caused the VJO to examine Hydro-Quebec's overall reliability and ability to deliver energy in the future. That review has prompted the VJO to initiate an arbitration proceeding, the end result of which may be the termination of the Contract. By way of the arbitration, the VJO is also seeking to recover capacity payments made during the period of non-delivery.

Joint-ownership The Company's ownership interests in jointly owned generating and transmission facilities are set forth in the table that follows and recorded in the Company's Consolidated Balance Sheet (dollars in thousands):

                          Fuel               In Service      MW            December 31
                          Type    Ownership     Date     Entitlement     1998
1997
Generating plants:
  Wyman #4               Oil       1.78%       1978         11       $  3,347   $
3,344
  Joseph C. McNeil     Various    20.00%       1984         11         15,093
15,014
  Millstone Unit #3    Nuclear     1.73%       1986         20         75,444
75,365
Highgate transmission
 facility                         47.35%       1985                    13,930
12,984
                                                                     ________
________
                                                                      107,814
106,707
Accumulated depreciation                                               37,934
34,163
                                                                     ________
________
                                                                     $ 69,880   $
72,544
                                                             =======  =======

     The Company's share of operating expenses for these facilities is included in the corresponding operating accounts on the Consolidated Statement of Income. Each participant in these facilities must provide for its own financing.

     The Company is responsible for paying its ownership percentage of decommissioning costs for Unit #3. Based on a 1997 study, the total estimated obligation at December 31, 1998 was approximately $559.6 million and the funded obligation was about $187.7 million. The Company's share for the total obligation and funded obligation was approximately $9.7 million and $3.2 million, respectively.

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

Cleveland Avenue Property The Company's Cleveland Avenue property located in the City of Rutland, Vermont, a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl (PCB) contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies in the late 1980's and early 1990's to determine the magnitude and extent of the contamination. After completing its preliminary investigation, the Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5.0 million. This was charged to expense in the fourth quarter of 1992. Site investigation continued over the next several years.

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

Brattleboro Manufactured Gas Facility From the early to late 1940's, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company recently received a letter from the State of New Hampshire asking the Company to conduct a scoping study in and around the site of the former facility. The Company is in the process of responding to the State's request. The Company's response will include the identification of a qualified consultant to do the scoping study and a search for other Potential Responsible Parties (PRPs). At this time the Company has not finalized an estimate of its potential liability at this site.

PCB, Inc. In August 1995, the Company received an Information Request from the EPA pursuant to a Superfund investigation of two related sites, located in Kansas and in Missouri (the Sites). During the mid-1980's, these Sites, operated by PCB Treatment, Inc., received materials containing PCBs from hundreds of sources, including the Company. According to the EPA, more than 1,200 parties have been identified as PRPs. The Company has complied with the information request and will monitor EPA activities at the Sites. In December 1996, the Company received an invitation to join a PRP steering committee.
The Company has not yet decided whether joining that committee would be in its best interest. That committee has estimated the Company's pro rata share of the waste sent to the Sites to be 0.42%. The committee estimates that the Sites' remediation will cost between $5 million and $40 million. Based on this information, the Company does not believe that the Sites represent the potential for a material adverse effect on its financial condition or results of operations.

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

     A reserve of $9.9 million has been established representing management's best estimate of the costs to remediate the sites.

Dividend restrictions The indentures relating to long-term debt and the Articles of Association contain certain restrictions on the payment of cash dividends on capital stock. Under the most restrictive of such provisions, approximately $66.4 million of retained earnings was not subject to dividend restriction at December 31, 1998.

Leases and support agreements The Company participated with other electric utilities in the construction of the Phase I Hydro-Quebec transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the Company's participation in the facilities, the Company is obligated to pay its 4.42% share of Phase I Hydro-Quebec capital costs over a 20-year recovery period through and including 2006. The Company also participated in the construction of Phase II Hydro-Quebec transmission facilities constructed throughout New England, which were completed at a total cost of approximately $487 million. Under a similar support agreement, the Company is obligated to pay its 5.132% share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015. All costs under these support agreements are recorded as purchased transmission expense in accordance with the Company's rate-making policies. Future minimum payments will be approximately $3.0 million for each year from 1999 through 2015 and will decline thereafter. The Company's shares of the net capital cost of these facilities, totaling approximately $17.2 million, are classified in the accompanying Consolidated Balance Sheet as "Utility Plant" and "Long-term Lease Arrangements" (current and non-current).

     Minimum rental commitments of the Company under non-cancelable leases as of December 31, 1998, are not material. Total rental expense entering into the determination of net income, consisting principally of vehicle and equipment rentals, was approximately $3.2 million for 1996, $3.1 million for 1997 and $3.4 million for 1998.

Legal proceedings As discussed above, on July 29, 1996, the Company filed a Declaratory Judgment action in the United States District Court for the District of Vermont. The Complaint named as defendants a number of insurance companies that issued policies to the Company dating from the mid 1940s to the late 1980s. The Company asserted that policies issued by defendants provide coverage for all defense and remediation costs associated with the Cleveland Avenue property and other sites. Settlement has been reached with all defendants. See Environmental above for related disclosures.

     On August 7, 1997, the Company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the extended shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     In addition to the proceedings described herein, the Company is involved in litigation in the normal course of business which the Company does not believe will have a material adverse effect on the financial position or results of operations.

Note 15
New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position. The Company did not have any material other comprehensive income items in 1997 or 1996, however, in 1998 the Company recognized as other comprehensive income a minimum pension liability adjustment of $0.6 million on a pre-tax basis, or $0.4 million net of tax.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement this Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing or method of the adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1998, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF Issue 98-10 will be reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF Issue 98-10 may not be restated. The Company has not yet quantified the impacts of this accounting change as of January 1, 1999 on the financial statements.

Note 16
Segment Reporting

     The Company adopted SFAS No.131,"Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Board of Directors, which is comprised of nine Directors including the Chairman of the Board and the Company's President and Chief Executive Officer. The operating segments are managed separately because each operating segment represents a different retail rate jurisdiction or offers different products or services.

     The Company's reportable operating segments include Central Vermont Public Service Corporation (Central Vermont) which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont; Connecticut Valley Electric Company Inc. (Connecticut Valley) which distributes and sells electricity in parts of New Hampshire; and Catamount Energy Corporation (Catamount) which invests in non-regulated, energy-supply projects. Connecticut Valley, while managed on an integrated basis with Central Vermont, is presented separately because of its separate and distinct regulatory jurisdiction. Other operating segments include segments below the quantitative threshold for separate disclosure. These operating segments are SmartEnergy Services, Inc. which markets energy-saving products, pursues retail alliances to market energy and related products and services and engages in the sale of or rental of electric water heaters, and C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues include sales of purchased power to Connecticut Valley and revenues for support services to Connecticut Valley, Catamount and SmartEnergy. These intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand alone operating segment net income. Financial Information by industry segment for the three years ended December 31, 1998, is as follows (dollars in thousands):

                                                                                    Reclassifications
                           Central Vermont Connecticut Valley                        & Consolidating
     1998                      Vermont        New Hampshire   Catamount All Other(1)     Entries    Consolidated
Revenues from external
 customers                     $285,007         $18,933       $   412     $ 7,184        $ 7,701      $303,835
Intersegment revenues            12,655               -             -           -         12,655             -
Depreciation & other (2)         19,811             442            41         357            398        20,253
Non-Recurring Items:
 Reversal of estimated loss
  on power contracts (3)              -           5,500             -           -              -         5,500
Estimated loss on power
  contracts (3)                       -          (1,586)            -           -              -        (1,586)
 Purchase power disallowance     (7,361)              -             -           -              -        (7,361)
Taxes on income                    (682)            399         1,914      (1,082)           832          (283)
Operating income                  7,015           1,107        (3,689)     (1,643)        (5,201)        7,991
Equity income-affiliates (4)      3,191               -             -           -              -         3,191
Other income (expenses), net      1,343              22           490          95         (1,511)        3,461
Interest expense, net            10,024             387           276           1             28        10,660
Net income (loss)                 1,525             742         3,265      (1,549)             -         3,983
Investments in affiliates,
 at equity                       26,142               -             -           -              -        26,142
Total assets                    473,879          11,803        45,616      42,089         43,105       530,282
Capital expenditures             15,497             549             -           -              -        16,046
     1997
Revenues from external
 customers                     $285,102         $19,635       $   348     $ 1,802        $ 2,155      $304,732
Intersegment revenues            10,818               -             -           -         10,818             -
Depreciation & other (2)         26,733             442            49         358            407        27,175
Non-Recurring Items:
 Estimated loss on power
  contracts (3)                     -            (5,500)            -           -              -        (5,500)
 Extraordinary charge,
  net of taxes                      -               811             -           -              -           811
 Sale of Non-Utility Assets       2,118               -         2,891           -              -         5,009
Taxes on income                   9,177          (1,605)        2,097        (537)         1,559         7,573
Operation income (loss)          21,364          (2,597)       (4,701)       (821)        (5,391)       18,636
Equity income-affiliates (4)      3,214               -             -           -              -         3,214
Other income (expenses), net      1,561               8         3,453          35             50         5,007
Interest expense, net             9,259             409            76           -             38         9,706
Net income (loss)                16,880          (3,807)        4,054        (787)             -        16,340
Investments in affiliates,
 at equity                       26,495               -             -           -              -        26,495
Total assets                    481,971          11,648        41,215       2,967          5,861       531,940
Capital expenditures             13,220             621             -           -              -        13,841
     1996
Revenues from external
 customers                     $272,201         $18,607       $   933     $ 1,862        $ 2,802      $290,801
Intersegment revenues            10,905               -             -           -         10,905             -
Depreciation & other (2)         21,409             429            42         377            419        21,838
Non-Recurring Items:
 Insurance proceeds               1,330               -             -           -              -         1,330
Taxes on income                  10,261             (45)         (202)        178            (24)       10,216
Operating income (loss)          23,189             230        (3,247)        270         (2,833)       23,275
Equity income-affiliates (4)      3,302               -             -           -              -         3,302
Other income (expenses), net      1,814              31          (443)          9         (1,379)        2,790
Interest expense, net             9,537             333            93           -             38         9,925
Net income (loss)                18,767             (72)          468         279              -        19,442
Investments in affiliates,
 at equity                       26,630               -             -           -              -        26,630
Total assets                    453,943          12,244        37,637       2,973          3,829       502,968
Capital expenditures             18,188             764             -           -              -        18,952



(1) Includes segments below the quantitative threshold for separate disclosure.
(2) Includes net deferral and amortization of nuclear replacement energy and maintenance costs (included in
     Purchased power) and amortization of conservation and load management costs (included in Other operation expenses) in the accompanying Consolidated Statement of Income.
(3) Included in Purchased power in the accompanying Consolidated Statement of Income.
(4) See Note 2 herein for Central Vermont's investments in affiliates.

Note 17
Unaudited Quarterly Financial Information

     The following quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results of operations for such periods. Variations between quarters reflect the seasonal nature of the Company's business (dollars in thousands, except per share amounts):

                                     Quarter Ended                  12 Months
                         March     June     September    December     Ended
         1998
Operating revenues      $83,958  $66,406     $69,522      $83,949    $303,835
Operating income (loss) $10,679  $(4,079)    $   931      $   460    $  7,991
Net income (loss)       $10,264  $(5,452)    $  (229)     $  (600)   $  3,983
Earnings (losses) per
 share of common stock    $ .86    $(.52)      $(.06)       $(.10)      $ .18

         1997
Operating revenues      $88,494  $65,442     $67,990      $82,806    $304,732
Operating income (loss) $14,140  $  (885)    $ 1,178      $ 4,203    $ 18,636
Net income (loss)       $14,319  $(1,855)    $ 2,065      $ 1,811    $ 16,340
Earnings (losses) per
 share of common stock    $1.20    $(.21)      $ .14        $ .12       $1.25

Note 18
Subsequent Events

     Because of the charge-offs discussed in Notes 1 and 13 above, on March 12, 1999, Connecticut Valley was notified by the Bank that it would exercise appropriate remedies in connection with the violation of financial covenants associated with the $3.75 million loan agreement with the Bank unless the violation is cured by April 11, 1999. The Company is presently negotiating with the Bank to purchase Connecticut Valley's outstanding long-term note.

     As a result of the December 3, 1998 Court of Appeals' decision discussed in Note 13 above, on March 22, 1999, the NHPUC issued an Order which directed Connecticut Valley to file within five business days its calculation of the difference between the total FAC and the PPCA revenues that it would have collected had the 1997 FAC and PPCA rate levels been in effect the entire year. In its Order, the NHPUC also directed Connecticut Valley to calculate a rate reduction to be applied to all billings for the period April 1, 1999 through December 31, 1999 to refund the 1998 over collection relative to the 1997 rate level. The Company estimates this amount to be approximately $2.7 million on a pre-tax basis. Connecticut Valley filed the required tariff page with the NHPUC, under protest and with reservation of all rights, on March 26, 1999.

Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.

     None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to the Company's directors is incorporated herein by this reference to "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders. The Executive Officers information is listed under Part I, Item 1. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 31, 1999.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file reports of ownership and changes in ownership of Company securities with the Securities and Exchange Commission (SEC) and to furnish the Company with copies of all such reports. It also requires directors, officers and persons who beneficially own more than ten percent (10%) of the Company's stock to file initial reports of ownership and subsequent reports of changes in ownership with the SEC and the New York Stock Exchange. In making this statement, the Company has relied on copies of reports that have been filed with the SEC.

     Based solely on a review of the copies of such reports prepared and filed with the SEC during 1998 by the Company's executive officers and directors, and on written representations that no other reports were required, the Company believes its directors and executive officers have complied with all
Section 16(a) filing requirements except for Mr. Young, who inadvertently neglected to report the ownership of shares of the Company's Common Stock held by his spouse. Mr. Young disclaims any voting or investment power over the shares held by his spouse. The Company does not have a ten percent holder.

Item 11.  Executive Compensation.

     The information required by this item concerning executive compensation and directors' compensation is set forth in the sections entitled "Executive Compensation and Other Transactions", Directors' Compensation", "Report of the Compensation Committee on Executive Compensation" and "Five-Year Shareholder Return Comparison Performance Graph" in the Proxy Statement of the Company for the 1999 Annual Meeting of Stockholders, which are being incorporated herein by reference. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 31, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item concerning security ownership is set forth in the section entitled "Stock Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners" in the Proxy Statement for the 1999 Annual Meeting of Stockholders, which is being incorporated herein by reference. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 31, 1999.

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

            1.1  Consolidated Statement of Income, for
                  each of the three years ended
                  December 31, 1998

                 Consolidated Statement of Cash Flows,
                  for each of the three years ended
                  December 31, 1998

                 Consolidated Balance Sheet at December 31,
                  1998 and 1997

                 Consolidated Statement of Capitalization
                  at December 31, 1998 and 1997

                 Consolidated Statement of Changes in
                  Common Stock Equity for each of the
                  three years ended December 31, 1998

                 Notes to Consolidated Financial Statements

     (a)2.  Financial Statement Schedules:

            2.1  Central Vermont Public Service Corporation and
                  its wholly owned subsidiaries:

                   Schedule II - Reserves for each of the
                    three years ended December 31, 1998

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

     (a)3.  Exhibits (* denotes filed herewith)

            Each document described below is incorporated by reference to the appropriate exhibit numbers and the Commission file numbers indicated in parentheses, unless the reference to the document is marked as follows:

            * - Filed herewith.

            Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from the Company upon written request.

Exhibit 3  Articles of Incorporation and By-Laws


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

     4-29 Supplemental Indenture dated as of July 29, 1977, and directors' resolutions establishing the Series U, V, W, and X Bonds and dealing with other matters. (Exhibit 2.43, File No. 2-58621)

     4-30 Thirtieth Supplemental Indenture dated as of September 15, 1978, and directors' resolutions establishing the Series Y Bonds and dealing with other matters. (Exhibit B-30, 1980 Form 10-K, File No. 1-8222)

     4-31 Thirty-first Supplemental Indenture dated as of September 1, 1979, and directors' resolutions establishing the Series Z Bonds and dealing with other matters. (Exhibit B-31, 1980 Form 10-K, File No. 1-8222)

     4-32 Thirty-second Supplemental Indenture dated as of June 1, 1981, and directors' resolutions establishing the Series AA Bonds and dealing with other matters. (Exhibit B-32, 1981 Form 10-K, File No. 1-8222)

     4-45 Thirty-third Supplemental Indenture dated as of August 15, 1983, and directors' resolutions establishing the Series BB Bonds and dealing with other matters. (Exhibit B-45, 1983 Form 10-K, File No. 1-8222)

     4-46 Bond Purchase Agreement between Merrill, Lynch, Pierce, Fenner & Smith, Inc., Underwriters and The Industrial Development Authority of the State of New Hampshire, issuer and Central Vermont Public Service Corporation. (Exhibit B-46, 1984 Form 10-K, File No. 1-8222)

     4-47 Thirty-Fourth Supplemental Indenture dated as of January 15, 1985, and directors' resolutions establishing the Series CC Bonds and Series DD Bonds and matters connected therewith. (Exhibit B-47, 1985 Form 10-K, File No. 1-8222)

     4-48 Bond Purchase Agreement among Connecticut Development Authority and Central Vermont Public Service Corporation with E. F. Hutton & Company Inc. dated December 11, 1985. (Exhibit B-48, 1985 Form 10-K, File No. 1-8222)

     4-49 Stock-Purchase Agreement between Vermont Electric Power Company, Inc. and the Company dated August 11, 1986 relative to purchase of Class C Preferred Stock. (Exhibit B-49, 1986 Form 10-K, File No. 1-8222)

     4-50 Thirty-Fifth Supplemental Indenture dated as of December 15, 1989 and directors' resolutions establishing the Series EE, Series FF and Series GG Bonds and matters connected therewith. (Exhibit 4-50, 1989 Form 10-K, File No. 1-8222)

     4-51 Thirty-Sixth Supplemental Indenture dated as of December 10, 1990 and directors' resolutions establishing the Series HH Bonds and matters connected therewith. (Exhibit 4-51, 1990 Form 10-K, File No. 1-8222)

     4-52 Thirty-Seventh Supplemental Indenture dated December 10, 1991 and directors' resolutions establishing the Series JJ Bonds and matters connected therewith. (Exhibit 4-52, 1991 Form 10-K, File No. 1-8222)

     4-53 Thirty-Eight Supplemental Indenture dated December 10, 1993 establishing Series KK, LL, MM, NN, OO. (Exhibit 4-53, 1993 Form 10-K, File No. 1-8222)

     4-54 Thirty-Ninth Supplemental Indenture Dated December 29, 1997. (Exhibit 4-54, 1997 Form 10-K, File No. 1-8222)

     4-55 Fortieth Supplemental Indenture Dated January 28, 1998. (Exhibit 4-55, 1997 Form 10-K, File No. 1-8222)

     4-56  Credit Agreement Dated As of November 5, 1977 among
           Central Vermont Public Service Corporation, The Lenders Named Herein and Toronto-Dominion (Texas), Inc., as Agent. (Exhibit 10.83, 1997 Form 10-K, File No. 1-8222)

           4-56.1 First Amendment to Credit Agreement Dated as of April 15, 1998 (Exhibit 10.83.1, Form 10-Q,
                   June 30, 1998, File No. 1-8222)

           4-56.2 Second Amendment to Credit Agreement Dated as of June 2, 1998 (Exhibit 10.83.2, 1997 Form 10-Q,
                   June 30, 1998, File No. 1-8222)

*          4-56.3  Third Amendment to Credit Agreement Dated as of
                   October 5, 1998

*          4-56.4  Open-End Mortgage, Security Agreement, Assignment of
                   Rents and Leases, Fixture Filing, and Financing Statement Dated as of October 5, 1998 between the Company, as Mortgagor, in Favor of Toronto Dominion (Texas), Inc. as Collateral Agent for the Secured Parties

*          4-56.5  Security Agreement, dated as of October 5, 1998, between the Company and Toronto Dominion (Texas), Inc.


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

            10.64.2 Amendment No. 2 dated September 19, 1990. (Exhibit 10-202, 1990 Form 10-K, File No. 1-8222)

            10.64.3 Firm Power & Energy Contract dated January 21, 1993 by and between Hydro-Quebec and Central Vermont Public Service Corporation for the sale back of 25 MW of power. (Exhibit 10.64.3, 1992 Form 10-K, File No. 1-8222)

            10.64.4 Firm Power & Energy Contract dated January 21, 1993 by and between Hydro-Quebec and Central Vermont Public Service Corporation for the sale back of 50 MW of power. (Exhibit 10.64.4, 1992 Form 10-K, File No. 1-8222)

     10.66 Hydro-Quebec Participation Agreement dated April 1, 1988 for 600 MW between Hydro-Quebec and Vermont Joint Owners of Highgate. (Exhibit 10-177, 1988 Form 10-K, File No. 1-8222)

            10.66.1 Hydro-Quebec Participation Agreement dated April 1, 1988 as amended and restated by Amendment No. 5 thereto dated October 21, 1993, among Vermont utilities participating in the purchase of electricity under the Firm Power and Energy Contract by and between Hydro-Quebec and Vermont Joint Owners of Highgate. (Exhibit 10.66.1, 1997 Form 10-Q,
                     March 31, 1997, File. No. 1-8222)

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

            10.75.2 Letter Agreement dated December 4, 1989
                    (Exhibit 10.75.2, 1993 Form 10-K, File No. 1-8222)

            10.75.3 Agreement Amendment No. 2 dated November 29, 1990
                    (Exhibit 10.75.3, 1993 Form 10-K, File No. 1-8222)

            10.75.4 Agreement Amendment No. 3 dated November 29, 1991
                    (Exhibit 10.75.4, 1993 Form 10-K, File No. 1-8222)

            10.75.5 Agreement Amendment No. 4 dated November 29, 1992
                    (Exhibit 10.75.5, 1993 Form 10-K, File No. 1-8222)

            10.75.6 Agreement Amendment No. 5 dated November 29, 1993
                    (Exhibit 10.75.6, 1997 Form 10-K, File No. 1-8222)

            10.75.7 Agreement Amendment No. 6 dated November 29, 1994
                    (Exhibit 10.75.7, 1997 Form 10-K, File No. 1-8222)

            10.75.8 Agreement Amendment No. 7 dated November 29, 1995
                    (Exhibit 10.75.8, 1997 Form 10-K, File No. 1-8222)

            10.75.9 Agreement Amendment No. 8 dated February 5, 1997
                    (Exhibit 10.75.9, 1997 Form 10-K, File No. 1-8222)

            10.75.10 Agreement Amendment No. 9 dated February 2, 1998
                     (Exhibit 10.75.10, 1997 Form 10-K, File No. 1-8222)

     10.83  Credit Agreement Dated As of November 5, 1997, see exhibit 4-56;
            10.83.1 and 10.83.2, see exhibit 4-56.1 and 4-56.2.


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
            1985.  (Exhibit 10-189, 1988 Form 10-K, File No. 1-8222)

            A 10.73.1 Revised Management Incentive Plan as adopted February 5, 1990. (Exhibit 10-200, 1989 Form 10-K,
                File No. 1-8222)

            A 10.73.2 Revised Management Incentive Plan dated May 2, 1995. (Exhibit 10.73.2, 1995 Form 10-K, File No. 1-8222)

 A   10.74  Officers' Change of Control Agreements as approved  October 3,
            1988.  (Exhibit 10-190, 1988 Form 10-K, File No. 1-8222)

 A   10.78  Stock Option Plan for Non-Employee Directors dated April 30,
            1993 (Exhibit 10.78, 1993 Form 10-K, File No. 1-8222)

 A   10.79  Officers Insurance Plan dated November 15, 1993
            (Exhibit 10.79, 1993 Form 10-K, File No. 1-8222)

            A 10.79.1 Amendment dated October 2, 1995. (Exhibit No. 10.79.1, 1995 Form 10-K, File No. 1-8222)

 A   10.80  Directors' Supplemental Deferred Compensation Plan dated
            January 1, 1990 (Exhibit 10.80, 1993 Form 10-K, File No. 1-8222)

            A 10.80.1 Amendment dated October 2, 1995. (Exhibit No. 10.80.1, 1995 Form 10-K, File No. 1-8222)

 A   10.81  Officers' Supplemental Deferred Compensation Plan dated
            January 1, 1990 (Exhibit 10.81, 1993 Form 10-K, File No. 1-8222)

 A   10.82  Management Incentive Plan for Executive Officers dated January 1,
            1997.  (Exhibit 10.82, 1996 Form 10-K, File No. 1-8222)

 A   10.83  Management Incentive Plan for Executive Officers dated
            January 1, 1998  (Exhibit A10.83, Form 10-Q, March 31, 1998,
            File No. 1-8222)

*A   10.84  Officers' Change of Control Agreement dated January 1, 1998

*A   10.85  Officers' Supplemental Retirement and Deferred Compensation Plan
            as Amended and Restated Effective January 1, 1998

 A   10.86  1993 Stock Option Plan for Non-employee Directors (Exhibit 28 to
            Registration Statement, Registration 33-62100)

 A   10.87  1997 Stock Option Plan for Key Employees (Exhibit 4.3 to
            Registration Statement, Registration 333-57001)

 A   10.88  1997 Restricted Stock Plan for Non-employee Directors and Key
            Employees (Exhibit 4.3 to Registration Statement, Registration
            333-57005)


A - Compensation related plan, contract, or arrangement.


21.  Subsidiaries of the Registrant

*    21.1  List of Subsidiaries of Registrant

23.  Consents of Experts and Counsel

*    23.1  Consent of Independent Public Accountants

27.  Financial Data Schedule (filed electronically only)


     (b)  Reports on Form 8-K:

          The Company filed the following reports on Form 8-K during the quarter ended December 31, 1998:

          1.  Item 5. Other Events, dated October 27, 1998 re:

              (a)  Vermont Retail Rate Settlement
              (b)  Change in Board of Directors
              (c)  Revolving Credit and Competitive Advance Facility

          2.  Item 5.  Other Events, dated December 3, 1998 re:

              (a)  Report of the Working Group on Vermont's
                   Electricity Future
              (b)  Vermont Retail Rate Increase
              (c)  Fuel Adjustment Clause and Purchased Power Cost Adjustment
                    (FAC/PPCA) for Connecticut Valley
                   Electric Company Inc.
              (d)  First Circuit Decision
              (e)  Other - Carl E. Horton, Sr. choosing not to be
                           a candidate for directorship

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Central Vermont Public Service Corporation:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Central Vermont Public Service Corporation's annual report to shareholders, included in this Form 10-K, and have issued our report thereon dated February 25, 1999 (except with respect to the matter discussed in Note 18, as to which the date is March 26, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 26, 1999

                                                                   Schedule II


                        CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                            AND ITS WHOLLY OWNED SUBSIDIARIES


                                        Reserves

                              Year ended December 31, 1998


                                                  Additions
                               Balance at    Charged to  Charged                         Balance at
                               beginning     costs and   to other                          end of
                                of year       expenses   accounts       Deductions          year

Reserves deducted from assets
 to which they apply:
                                                         $   77,925(1)
                                                            354,950(2)
                                                         __________
Reserve for uncollectible
 accounts receivable           $1,945,893    $1,126,136  $  432,875     $1,263,108(3)    $2,241,796
                               ==========    ==========  ==========     ==========       ==========



Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,629,089    $  360,158        -        $ 271,172(4)     $3,718,075

Other                                                                      24,918(5)
                                  365,134       242,677        -            9,985(6)        572,908
                               __________    __________   _________     _________        __________
                               $3,994,223    $  602,835                 $ 306,075        $4,290,983
                               ==========    ==========   =========     =========        ==========



Reserves shown separately:

Injuries and damages reserve   $  225,580          -           -              -          $  225,580
                               ==========                                                ==========

Environmental Reserve          $4,367,151    $  500,000  $5,532,871(7)  $  452,918(8)    $9,947,104
                               ==========    ==========  ==========     ==========       ==========

Accumulated provision for
 rate refunds                        -       $2,737,345        -              -          $2,737,345
                                             ==========                                  ==========





(1) Amount due from collection agency.
(2) Collections of accounts previously written off.
(3) Uncollectible accounts written off.
(4) Retirement/Sale of rental water heaters.
(5) Write down of computers.
(6) Retirement of equipment.
(7) Additional reserve.
(8) Expenses charged against reserve.

                                                                 Schedule II


                         CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                             AND ITS WHOLLY OWNED SUBSIDIARIES


                                         Reserves

                               Year ended December 31, 1997



                                                   Additions
                               Balance at    Charged to   Charged                         Balance at
                               beginning     costs and    to other                          end of
                                of year       expenses    Accounts      Deductions          year
Reserves deducted from assets
 to which they apply:

                                                         $   91,909(1)
                                                            415,992(2)
Reserve for uncollectible                                   770,496(3)
                                                         __________
 accounts receivable           $1,132,195     $751,530   $1,278,397     $1,216,229(4)    $1,945,893
                               ==========     ========   ==========     ==========       ==========



Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,553,149     $357,961       -          $  282,021(5)    $3,629,089

                                                                           320,811(6)
Other                             731,892      106,248       -             152,195(7)       365,134
                               __________     ________                  __________       __________
                               $4,285,041     $464,209                  $  755,027       $3,994,223
                               ==========     ========                  ==========       ==========



Reserves shown separately:

Injuries and damages reserve   $  225,580         -          -                -          $  225,580
                               ==========                                                ==========

Environmental Reserve          $5,176,725         -          -          $  809,574(8)    $4,367,151
                               ==========                               ==========       ==========





(1) Amount due from collection agency.
(2) Collections of accounts previously written off.
(3) Transferred from miscellaneous receivables.
(4) Uncollectible accounts written off.
(5) Retirement/Sale of rental water heaters.
(6) Sale of non-utility Property.
(7) Amortization of Customer Information Systems.
(8) Expenses charged against reserve.

                                                                         Schedule II


                         CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                             AND ITS WHOLLY OWNED SUBSIDIARIES


                                         Reserves

                               Year ended December 31, 1996



                                                  Additions
                               Balance at    Charged to  Charged                         Balance at
                               beginning     costs and   to other                          end of
                                of year       expenses   accounts       Deductions          year
Reserves deducted from assets
 to which they apply:

                                                         $ 81,367(1)
Reserve for uncollectible                                 299,244(2)
                                                         ________
 accounts receivable           $1,551,606     $670,083   $380,611       $1,470,105(3)    $1,132,195
                               ==========     ========   ========       ==========       ==========



Accumulated depreciation of
 miscellaneous properties:

Rental water heater program    $3,508,493     $356,274       -          $  311,618(4)    $3,553,149

Other                             295,765      436,127       -                -             731,892
                               __________     ________                  __________       __________
                               $3,804,258     $792,401                  $  311,618       $4,285,041
                               ==========     ========                  ==========       ==========



Reserves shown separately:

Injuries and damages reserve   $  225,580         -          -                -          $  225,580
                               ==========                                                ==========

Environmental Reserve          $5,464,059         -          -          $  287,334(5)    $5,176,725
                               ==========                               ==========       ==========





(1) Amount due from collection agency.
(2) Collections of accounts previously written off.
(3) Uncollectible accounts written off.
(4) Retirements of rental water heaters.
(5) Expenses charged against reserve.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CENTRAL VERMONT PUBLIC SERVICE
                               CORPORATION


                               By /s/  Robert H. Young
                               __________________________________________
                                  Robert H. Young, President and
                                   Chief Executive Officer

March 29, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      DATE                                 NAME AND TITLE


March 29, 1999                 /s/  Robert H. Young
                               __________________________________________
                                Robert H. Young
                                President and Chief Executive Officer
                                and Director


March 29, 1999                 /s/  Francis J. Boyle
                               __________________________________________
                                Francis J. Boyle, Senior Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer)


March 29, 1999                 /s/  James M. Pennington
                               __________________________________________
                                James M. Pennington, Vice President,
                                Controller (Principal Accounting Officer)


March 29, 1999                 /s/  Frederic H. Bertrand
                               __________________________________________
                                Frederic H. Bertrand
                                Chairman of the Board and Director


March 29, 1999                 /s/  Robert L. Barnett
                               __________________________________________
                                Robert L. Barnett
                                Director


March 29, 1999                 /s/  Rhonda L. Brooks
                               __________________________________________
                                Rhonda L. Brooks
                                Director


March 29, 1999                 /s/  Robert G. Clarke
                               __________________________________________
                                Robert G. Clarke
                                Director


March 29, 1999                 /s/  Luther F. Hackett
                               __________________________________________
                                Luther F. Hackett
                                Director


March 29, 1999                 /s/  Patrick J. Martin
                               __________________________________________
                                Patrick J. Martin
                                Director


March 29, 1999                 /s/  Mary Alice McKenzie
                               __________________________________________
                                Mary Alice McKenzie
                                Director


March 29, 1999                 /s/  Janice L. Scites
                               __________________________________________
                                Janice L. Scites
                                Director