Form 10-Q
period 1999-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1999-05-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


               x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1999



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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1999 there were outstanding 11,463,019 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the three months ended March 31, 1999 and 1998            3


            Consolidated Balance Sheet as of March 31, 1999 and
             December 31, 1998                                             4


            Consolidated Statement of Cash Flows for the three
             months ended March 31, 1999 and 1998                          5


            Notes to Consolidated Financial Statements                  6-14


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       15-34



PART II.  OTHER INFORMATION                                            35-36



SIGNATURE                                                                 37

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               (Dollars in thousands, except per share amounts)
                                            (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                           1999        1998
Operating Revenues                                       $98,642     $83,958

Operating Expenses
  Operation
    Purchased power                                       50,035      39,706
    Production and transmission                            5,000       5,588
    Other operation                                       12,039      11,434
  Maintenance                                              2,884       3,852
  Depreciation                                             4,185       4,227
  Other taxes, principally property taxes                  3,087       3,040
  Taxes on income                                          7,557       5,432
                                                         -------     -------
  Total operating expenses                                84,787      73,279
                                                         -------     -------

Operating Income                                          13,855      10,679
                                                         -------     -------
Other Income and Deductions
  Equity in earnings of affiliates                           640         732
  Allowance for equity funds during construction              10          17
  Other income, net                                        1,059         578
  Provision for income taxes                                (245)         10
  Total other income and deductions, net                   1,464       1,337
                                                         -------     -------

Total Operating and Other Income                          15,319      12,016
                                                         -------     -------

Interest Expense
  Interest on long-term debt                               2,093       2,531
  Other interest                                             503         103
  Allowance for borrowed funds during construction            (7)         (9)
                                                         -------     -------
  Total interest expense, net                              2,589       2,625
                                                         -------     -------

Net Income Before Extraordinary Credit                    12,730       9,391
Extraordinary Credit Net of Taxes                            -           873
                                                         -------     -------
Net Income                                                12,730      10,264
Retained Earnings at Beginning of Period                  67,748      75,841
                                                         -------     -------
                                                          80,478      86,105

Cash Dividends Declared
  Preferred stock                                            465         486
  Common stock                                               -             6
                                                         -------     -------
  Total dividends declared                                   465         492
                                                         -------     -------

Retained Earnings at End of Period                       $80,013     $85,613
                                                         =======     =======

Earnings Available For Common Stock                      $12,265     $ 9,778

Average Shares of Common Stock Outstanding            11,461,131  11,423,951

Basic and Diluted Share of Common Stock:
 Earnings before extraordinary credit                      $1.07        $.78
 Extraordinary credit                                         -          .08
                                                           -----        ----
Earnings Per Basic and Diluted Share of Common Stock       $1.07        $.86
                                                           -----        ----

Dividends Paid Per Share of Common Stock                   $ .22        $.22

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                       March 31    December 31
                                                         1999         1998
Assets
Utility Plant, at original cost                        $469,883     $469,204
  Less accumulated depreciation                         164,526      160,666
                                                       --------     --------
                                                        305,357      308,538
  Construction work in progress                          11,272       10,461
  Nuclear fuel, net                                       1,417          948
                                                       --------     --------
  Net utility plant                                     318,046      319,947
                                                       --------     --------
Investments and Other Assets
  Investments in affiliates, at equity                   25,957       26,142
  Non-utility investments                                37,620       35,896
  Non-utility property, less accumulated depreciation     2,806        2,920
                                                       --------     --------
  Total investments and other assets                     66,383       64,958
                                                       --------     --------
Current Assets
  Cash and cash equivalents                              30,703       10,051
  Special deposits                                          426          424
  Accounts receivable, less allowance for uncollectible
   accounts ($2,206 in 1999 and $2,242 in 1998)          29,078       29,224
  Unbilled revenues                                      14,454       18,677
  Materials and supplies, at average cost                 3,616        3,746
  Prepayments                                             2,041        1,881
  Other current assets                                    6,100        9,768
                                                       --------     --------
  Total current assets                                   86,418       73,771
                                                       --------     --------
Regulatory Assets                                        63,745       66,719
                                                       --------     --------
Other Deferred Charges                                    5,047        4,887
                                                       --------     --------
Total Assets                                           $539,639     $530,282
                                                       ========     ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares    $ 70,715     $ 70,715
  Other paid-in capital                                  45,324       45,318
  Accumulated other comprehensive income                   (365)        (365)
  Treasury stock (324,717 shares, at cost)               (4,234)      (4,234)
  Retained earnings                                      80,013       67,748
                                                       --------     --------
  Total common stock equity                             191,453      179,182
  Preferred and preference stock                          8,054        8,054
  Preferred stock with sinking fund requirements         17,000       18,000
  Long-term debt                                         90,071       90,077
  Capital lease obligations                              15,871       16,141
                                                       --------     --------
  Total capitalization                                  322,449      311,454
                                                       --------     --------
Current Liabilities
  Short-term debt                                        37,000       37,000
  Current portion of long-term debt and preferred stock   7,773        6,773
  Accounts payable                                        6,680       11,589
  Accounts payable - affiliates                          10,269       11,784
  Accrued income taxes                                    7,974        2,975
  Dividends declared                                        465        2,521
  Nuclear decommissioning costs                           4,820        4,820
  Disallowed purchased power costs                        5,520        7,361
  Other current liabilities                              20,325       17,403
                                                       --------     --------
  Total current liabilities                             100,826      102,226
                                                       --------     --------
Deferred Credits
  Deferred income taxes                                  47,767       47,581
  Deferred investment tax credits                         6,733        6,831
  Nuclear decommissioning costs                          22,185       23,239
  Other deferred credits                                 39,679       38,951
                                                       --------     --------
  Total deferred credits                                116,364      116,602
                                                       --------     --------
Total Capitalization and Liabilities                   $539,639     $530,282
                                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                            1999        1998
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $12,730     $10,264
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Equity in earnings of affiliates                      (745)       (732)
       Dividends received from affiliates                     928         618
       Equity in earnings of non-utility investments       (1,372)     (1,659)
       Distribution of earnings from non-utility
        investments                                           815       1,184
       Extraordinary credit                                   -        (1,293)
       Depreciation                                         4,185       4,227
       Deferred income taxes and investment tax credits       412       1,723
       Allowance for equity funds during construction         (10)        (17)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            2,185      (1,345)
       Amortization of conservation and load management
        costs                                               1,314       1,755
       Amortization of capital leases                         270         270
       Decrease in accounts receivable and unbilled
        revenues                                            4,235       4,482
       Increase (decrease) in accounts payable             (6,130)      3,364
       Increase (decrease) in accrued income taxes          4,999      (2,171)
       Change in other working capital items                5,289      (3,531)
       Other, net                                            (669)       (513)
                                                          -------     -------
     Net cash provided by operating activities             28,436      16,626
                                                          -------     -------

  Investing Activities
     Construction and plant expenditures                   (3,283)     (3,242)
     Conservation & load management expenditures             (496)       (568)
     Return of capital                                         47          47
     Non-utility investments                               (1,250)       (100)
     Other investments, net                                    (4)       (156)
                                                          -------     -------
     Net cash used for investing activities                (4,986)     (4,019)
                                                          -------     -------

  Financing Activities
     Short-term debt, net                                     -          (400)
     Long-term debt, net                                       (6)         (5)
     Common and preferred dividends paid                   (2,522)     (2,518)
     Reduction in capital lease obligations                  (270)       (270)
     Sale of treasury stock                                   -            29
                                                          -------     -------
     Net cash used for financing activities                (2,798)     (3,164)
                                                          -------     -------

Net Increase in Cash and Cash Equivalents                  20,652       9,443
Cash and Cash Equivalents at Beginning of Period           10,051      16,506
                                                          -------     -------

Cash and Cash Equivalents at End of Period                $30,703     $25,949
                                                          =======     =======

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $   778     $   586
    Income taxes (net of refunds)                         $ 2,390     $ 5,851

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999


Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.

     RECLASSIFICATION Certain reclassifications have been made to prior year Consolidated Statement of Cash Flows to conform with the 1999 presentation.

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

CLEVELAND AVENUE PROPERTY The Company's Cleveland Avenue property located in the City of Rutland, Vermont, a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl (PCB) contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies in the late 1980's and early 1990's to determine the magnitude and extent of the contamination. After completing its preliminary investigation, the Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5.0 million. This was charged to expense in the fourth quarter of 1992. Site investigation has continued over the last several years and the Company continues to work with the State in a joint effort to develop a mutually acceptable solution.

BRATTLEBORO MANUFACTURED GAS FACILITY From the early to late 1940's, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company recently received a letter from the State of New Hampshire asking the Company to conduct a scoping study in and around the site of the former facility. The Company has engaged a qualified consultant to do the scoping study and a search for other Potential Responsible Parties
(PRPs). At this time the Company has not finalized an estimate of its potential liability at this site.

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

     On April 17, 1998, the PSB issued an order generally denying the Company's motion. Given the fact that the PSB had severely penalized another VJO member, Green Mountain Power Corporation (GMP), in an Order dated
February 27, 1998, after finding that its decision to lock-in the Hydro-Quebec contract was imprudent and the power purchased pursuant to that lock-in was not used and useful, the Company concluded that it was necessary to have the so-called preclusion issue reviewed by the Vermont Supreme Court (VSC) before the PSB issues a final order in the Company's 6.6% rate increase request.
As such, the Company and other parties requested that the PSB consent to the filing of an interlocutory appeal of the PSB's decision and to a stay of the rate case pending review by the VSC. The Company further agreed to toll the statutory period of time in which the PSB must act on a rate request, while the matter is in appeal. The resolution of this matter by the VSC is likely to involve a remand to the PSB.

     The appeal and associated stay of the rate case significantly delayed the date that new rates would have otherwise taken effect. As a result, the Company's earnings for 1998 were adversely affected.

     In an effort to mitigate eroding earnings and cash flow prospects during the VSC review process, on June 12, 1998 the Company filed with the PSB a request for a 10.7% rate increase ($24.9 million of annualized revenues) effective March 1, 1999. This rate case proceeding supplanted the 6.6% rate increase request referenced above that is now stayed pending a review on the so-called preclusion issue by the VSC. On October 27, 1998, the Company reached an agreement with the Vermont Department of Public Service (DPS) regarding the 10.7% rate increase request. The agreement, which was approved by the PSB on December 11, 1998, provides for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered January 1, 1999 and sets the Company's authorized return on common equity in its Vermont retail business at 11% before disallowances in connection with the Hydro-Quebec Contract. The rate increase is temporary insofar as it is subject to adjustment upon future resolution of the Hydro-Quebec Contract issues presently before the VSC. The Company anticipates a ruling by the VSC on the Hydro-Quebec Contract issues before the end of 1999.

     The agreement incorporates a disallowance of approximately $7.4 million for the Company's purchased power costs under the Hydro-Quebec Contract while the VSC reviews the PSB denial of the Company's claim that the PSB is precluded from again trying the Company on certain Hydro-Quebec Contract issues discussed above. This $7.4 million disallowance was calculated using the same formula as contained in the rate order issued by the PSB in the GMP rate case on February 28, 1998. Upon approval of the agreement by the PSB, the Company, during the fourth quarter of 1998, recorded a loss of $7.4 million on a pre-tax basis for disallowed purchased power costs representing the Company's estimated under recovery of power costs under the Hydro-Quebec Contract.

     If the Company receives an unfavorable ruling from the VSC, and the PSB issues a rate order adopting the methodology used to determine the temporary Hydro-Quebec disallowance for the duration of the Hydro-Quebec Contract, approximately $205.0 million of power costs to be incurred under that contract would not be recoverable in rates. This would result in an immediate charge to earnings of $205.0 million on a pre-tax basis once such outcome became probable. Such an outcome would jeopardize the ability of the Company to continue as a going concern.

     New Hampshire: In an Order dated December 31, 1997 in Connecticut Valley Electric Company Inc.'s (Connecticut Valley) Fuel Adjustment Clause (FAC) and Purchased Power Cost Adjustment (PPCA) docket, the New Hampshire Public Utilities Commission (NHPUC) found Connecticut Valley acted imprudently by not terminating the wholesale contract between Connecticut Valley and the Company, notwithstanding the stays of its February 28, 1997 Orders. The NHPUC Order further directed Connecticut Valley to freeze its current FAC and PPCA rates (other than short term rates to be paid to certain Qualifying Facilities) effective January 1, 1998, on a temporary basis, pending a hearing to determine: 1) the appropriate proxy for a market price that Connecticut Valley could have obtained if it had terminated its wholesale contract with the Company; 2) the implications of allowing Connecticut Valley to pass on to its customers only that market price; and 3) whether the NHPUC's final determination on the FAC and PPCA rates should be reconciled back to January 1, 1998 or some other date.

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

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of Statement of Financial Accounting Standards (SFAS) No. 71. As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business as of December 31, 1997. This write-off amounted to approximately $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss in 1997 for disallowed power costs.

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

     On May 11, 1998 the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently canceled because of the Court's June 5, 1998 Order, discussed below.

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

     The Court of Appeals affirmed the preliminary injunction, issued by the Court, staying restructuring until the plaintiff utilities' claims (including those of the Company and Connecticut Valley) are fully tried. The Court of Appeals found that PSNH had sufficiently established that without the preliminary injunction against restructuring it would suffer substantial irreparable injury and that it had sufficient claims against restructuring to warrant a full trial. The Court of Appeals also affirmed the extension of the preliminary injunction to protect the other plaintiff utilities, including Connecticut Valley and the Company, although it questioned whether the other utilities had arguments as strong against restructuring as PSNH because they did not have formal agreements with the State similar to PSNH's Rate Agreement. The Court of Appeals stated that if the Court awards the utilities permanent injunctive relief against restructuring after the case is tried, then it must explain why the other utilities are also entitled to such relief. The NHPUC filed a petition for rehearing on December 17, 1998. The Court of Appeals denied the petition on January 13, 1999.

     The Court of Appeals also reversed the Court's preliminary injunction requiring the NHPUC to allow Connecticut Valley to recover in retail rates the full cost of the power it buys from the Company. Although the Court of Appeals found that Connecticut Valley and the Company had made a strong showing of irreparable injury to justify the preliminary injunction, it concluded that Connecticut Valley's and the Company's claims did not have a sufficient probability of success to warrant such preliminary relief. The Court of Appeals explained that the filed-rate doctrine preserving the exclusive jurisdiction of the FERC over wholesale power rates did not prevent the NHPUC from deciding whether Connecticut Valley's power purchases from the Company were prudent given alternative available sources of wholesale power. The Court of Appeals then stated that Connecticut Valley's rates could be reduced to the level prevailing on December 31, 1997. However, the Court of Appeals also stated that if the NHPUC ordered Connecticut Valley's rates to be reduced below the level existing as of December 31, 1997, "it will be time enough to consider whether they are precluded from the Court's injunction against the Final Plan or on other grounds."

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

     Connecticut Valley and the Company then requested the Court of Appeals to stay the issuance of its mandate until the companies could file a petition of certiorari to the United States Supreme Court and the Supreme Court acted on the petition.

     On January 22, 1999, the Court of Appeals denied the request. However, the Court of Appeals granted a 21-day stay to enable the Company to seek a stay pending certiorari from the Circuit Justice of the Supreme Court. On February 11, 1999, the Company and Connecticut Valley filed a petition for a writ of certiorari with the United States Supreme Court and a motion to stay the effect of the Court of Appeals' decision while the case was pending in the Supreme Court. The motion for a stay was addressed to Justice Souter who is responsible for such motions pertaining to the Court of Appeals for the First Circuit. On February 18, 1999, Justice Souter denied the stay pending the petition for certiorari and on April 19, 1999 the Supreme Court denied the petition for certiorari.

     As a result of the December 3, 1998 Court of Appeals' decision discussed above, on March 22, 1999, the NHPUC issued an Order which directed Connecticut Valley to file within five business days its calculation of the difference between the total FAC and the PPCA revenues that it would have collected had the 1997 FAC and PPCA rate levels been in effect the entire year. In its Order, the NHPUC also directed Connecticut Valley to calculate a rate reduction to be applied to all billings for the period April 1, 1999 through December 31, 1999 to refund the 1998 over collection relative to the 1997 rate level. The Company estimated this amount to be approximately $2.7 million on a pre-tax basis. Connecticut Valley filed the required tariff page with the NHPUC, under protest and with reservation of all rights, on March 26, 1999 and implemented the refund effective April 1, 1999.

     On April 7, 1999, the Court ruled from the bench that the March 22, 1999 NHPUC Order which mandated Connecticut Valley to provide a refund to its retail customers was illegal and the imposition of the refund went beyond the authority of the NHPUC. The Court also ruled that the NHPUC cannot reduce Connecticut Valley's rates below rates in effect at December 31, 1997. Accordingly, Connecticut Valley removed the rate refund from retail rates effective April 16, 1999. Lastly, the Court denied the NHPUC's motion to dissolve the remaining stay of restructuring activities and indicated its desire to rule on the pending motion for summary judgement and to conduct a hearing on the Company's request for a permanent injunction, after the NHPUC completes hearings on PSNH's stranded costs. The Company expects the hearings on the permanent injunction will take place later this year.

     The NHPUC held a hearing on April 22, 1999 to determine whether to modify Connecticut Valley's 1999 power rates by returning the rates to the levels that were in effect on December 31, 1997. No order has been issued on this matter.

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

     The pre-tax losses described above resulted in Connecticut Valley violating applicable covenants, which if not waived or renegotiated, would allow Connecticut Valley's lender the right to accelerate the repayment of a $3.75 million loan with Connecticut Valley. On March 12, 1999, Connecticut Valley was notified by the Bank that it would exercise appropriate remedies in connection with the violation of financial covenants associated with the $3.75 million loan agreement unless the violation was cured by April 11, 1999. To avoid default of this loan agreement, on April 6, 1999, pursuant to an agreement reached on March 26, 1999, the Company purchased from the Bank the $3.75 million note.

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

     On August 4 and 5, 1998 Phase 1 hearings were held at the FERC on the issue of whether Connecticut Valley will become an unbundled transmission customer of the Company. Subsequent to those hearings, the parties agreed to go on to hearings on the Phase 2 issues (addressing the allowable amount of the exit fee) without a preliminary determination from the Administrative Law Judge or the FERC on the Phase 1 issues. The Company submitted supplemental testimony on Phase 2 issues in December 1998 and the hearings were completed on May 10, 1999.

     From April 27 through May 10, 1999, nine days of hearings were held at the FERC on the Phase II issues of (1) whether the Company has overcome the rebuttable presumption that its expectation to provide wholesale power service to Connecticut Valley extends beyond the one year termination notice provision contained in its otherwise automatically renewing FERC regulated rate schedule and (2) if rebutted, the amount of Connecticut Valley's stranded cost obligation to be paid the Company as an exit fee. During the course of the hearings, the Company reached a partial stipulation with the parties that resulted in revision of its requested exit fee to approximately $48.0 million had termination taken place on January 1, 1999.

     If the Company is unable to obtain an order authorizing the full recovery amount of the exit fee, or other appropriate mechanism, the Company would be required to recognize a loss under this contract totaling approximately
$60.0 million on a pre-tax basis. Furthermore, the Company would be required to write-off approximately $4.0 million in regulatory assets associated with its wholesale business on a pre-tax basis. Conversely, even if the Company obtains a FERC order authorizing the updated requested exit fee, Connecticut Valley would be required to recognize a loss under this contract of approximately $48.0 million on a pre-tax basis unless Connecticut Valley has obtained an order by the NHPUC or other appropriate body directing the recovery of those costs in Connecticut Valley's retail rates. Either of these reasonably possible outcomes could occur during calendar year 1999.

     The Company has initiated efforts and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On September 14 and 15, 1998 the Company participated in a settlement conference with an Administrative Law Judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing.

     An adverse resolution of these proceedings would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates. However, the Company cannot predict the ultimate outcome of this matter.

Note 4 - Segment Reporting

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

     The accounting policies of the operating segments are the same as those described in Note 1 to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Intersegment revenues include sales of purchased power to Connecticut Valley and revenues for support services to Connecticut Valley, Catamount and SmartEnergy. These intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand alone operating segment net income. Financial Information by industry segment for the three months ended March 31, 1999 and 1998, is as follows (dollars in thousands):

                                                                                Reclassifications
                           Central Vermont Connecticut Valley             All     & Consolidating
     1999                      Vermont        New Hampshire   Catamount Other(1)      Entries
Consolidated
     ----                  --------------- ------------------ --------- -------- ----------------  ------------
Revenues from external
 customers                    $ 92,259          $ 6,385        $   129  $ 2,322        $2,453        $ 98,642
Intersegment revenues            3,323                                                  3,323               -
Net income (loss)               12,211               53            605     (139)            -          12,730
Total assets                   482,666           12,169         43,861    5,963         5,020         539,639

     1998
Revenues from external
 customers                    $ 78,294          $ 5,664        $    66  $   472        $  538        $ 83,958
Intersegment revenues            3,443                                                  3,443               -
Net income (loss) before
 extraordinary credit            5,508            3,593            738     (448)            -           9,391
Net income (loss)                5,508            4,466            738     (448)            -          10,264
Total assets                   484,794           14,747         40,991    2,741         5,974         537,299

(1) Includes segments below the quantitative threshold for separate disclosure.


Note 5 - Investment in Vermont Yankee Nuclear Power Corporation

     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information for Vermont Yankee Nuclear Power Corporation follows:
                                               Three Months Ended March 31
                                                     1999        1998

       Operating revenues                          $43,777     $51,170
       Operating income                            $ 3,786     $ 3,760
       Net income                                  $ 1,656     $ 1,702
       Company's equity in net income                 $518        $510

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               March 31, 1999


Earnings Overview

     Net income and earnings per share of common stock for the quarter ended March 31, 1999 were $12.7 million and $1.07 compared to $10.3 million and $.86 for the corresponding period last year.

     Improved net income and earnings per share of common stock for 1999 reflect the postive impact of a 4.7% temporary Vermont retail rate increase effective with service rendered January 1, 1999 ($3.0 million after-tax, or $.26 per share of common stock) as well as a 3.7% increase in retail MWH sales. Other factors affecting results for 1999 are described in Results of Operations below.

     First quarter 1998 reflects the positive impact of reversing Connecticut Valley Electric Company Inc.'s (Connecticut Valley) fourth quarter 1997 after-tax charges of $4.5 million, or $.39 per share of common stock.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three months ended March 31, 1999 and 1998 (and the related percentage changes from 1998) is set forth below:

                                                     Three Months Ended March 31
                                                       Percentage                     Percentage
                                          MWH           Increase    Revenues (000's)   Increase
                                  1999          1998   (Decrease)   1999        1998  (Decrease)

       Residential                  274,697  264,461       3.9      $38,693  $35,177     10.0
       Commercial                   235,320  228,432       3.0       30,324   27,462     10.4
       Industrial                   115,181  109,888       4.8       11,276   10,095     11.7
       Other retail                   1,538    1,802     (14.7)         439      483     (9.1)
                                  ---------  -------                -------  -------
         Total retail sales         626,736  604,583       3.7       80,732   73,217     10.3
                                  ---------  -------                -------  -------
       Resale sales:
         Firm                           914      674      35.6           42       19    121.1
         Entitlement                 99,368   85,012      16.9        4,731    4,984     (5.1)
         Other                      487,958  170,089     186.9       12,648    4,604    174.7
                                  ---------  -------                -------  -------
           Total resale sales       588,240  255,775     130.0       17,421    9,607     81.3
                                  ---------  -------                -------  -------
       Other revenues                   -        -          -           489    1,134    (56.9)
                                  ---------  -------                -------  -------
         Total sales              1,214,976  860,358      41.2      $98,642  $83,958     17.5
                                  =========  =======                =======  =======

     Retail MWH sales for the first quarter of 1998 increased 3.7% compared to the first quarter of 1998 reflecting a return to normal winter weather compared to 1998. Retail revenues increased $7.5 million, or 10.3% compared to last year. This variance is attributable to a $2.6 million impact of higher MWH sales in the first quarter of 1999 as compared to the first quarter of 1998 and $4.9 million resulting from the 4.7% temporary Vermont retail rate increase discussed above.

     For the first quarter of 1999, entitlement MWH sales increased 16.9% while related revenues decreased 5.1% compared to the same period last year. These variances result from the Vermont Yankee extended refueling outage in 1998.

     Other resale sales increased 317,869 MWH and other resale revenues increased $8.0 million for the first quarter of 1999 primarily as a result of increased level of activity by the Company through its alliance with Virginia Power in jointly supplying wholesale power in New England.

     Other revenues decreased for the first quarter of 1999 due to a provision for rate refunds of $.3 million related to a December 3, 1998 United States Court of Appeals' (Court of Appeals) decision and January 4, 1999
New Hampshire Public Utilities Commission (NHPUC) order discussed below, and to lower revenues associated with transmission interconnection agreements partially offset by increased pole attachment rentals.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three months ended March 31, 1999 and 1998 are as follows (dollars in thousands):

                                                          1999                     1998
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                 1,084      $22,484          569     $20,441
      Energy (MWH)                              1,175,499       27,551      836,276      19,265
                                                               -------                  -------
         Total purchased power costs                            50,035                   39,706
    Production fuel (MWH)                         115,414          616       75,075         515
                                                               -------                  -------
         Total purchased power and
          production fuel costs                                 50,651                   40,221
    Entitlement and other resale sales (MWH)      587,326       17,379      255,101       9,588
                                                               -------                  -------
         Net purchased power and production
          fuel costs                                           $33,272                  $30,633
                                                               =======                  =======

     Net purchased power and production fuel costs increased $2.6 million, or 8.6% for the first quarter of 1999 compared to the first quarter of 1998.

     The 1999 first quarter reflects the positive impact of $1.8 million (pre-tax) as the result of disallowed Hydro-Quebec power costs during the fourth quarter of 1998. The 1998 first quarter reflects the positive impact of reversing Connecticut Valley's fourth quarter 1997 charge of $5.5 million pre-tax. Absent these non-recurring items, net purchased power and production fuel costs decreased $1.0 million.

     The Company owns and operates 20 hydroelectric generating units and two gas turbines and one diesel peaking unit with a combined capability of
73.7 MW. The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit; Wyman #4, a 619 MW oil-fired unit; and Millstone Unit #3, an 1149 MW nuclear unit.

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

Millstone Unit #3

     Millstone Unit #3 (Unit #3) resumed operation in June 1998, accordingly, production fuel costs increased for the first quarter of 1999 compared to the first quarter of 1998.

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

     On January 19, 1999, Maine Yankee and the active intervenors filed an Offer of Settlement with the Federal Energy Regulatory Commission (FERC) which, if approved by the FERC, would result in the settlement of all issues raised in the FERC proceeding, including recovery of anticipated future payments for closing, decommissioning and recovery of the remaining investment in Maine Yankee. Approval of the settlement would also resolve the issues raised by the secondary purchasers, who purchased Maine Yankee power through agreements with the original owners, by limiting the amounts they will pay for decommissioning the Maine Yankee plant and by settling other points of contention affecting individual secondary purchasers. As a result, it is possible that the Company would not be able to recover approximately
$.5 million of these costs.

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

     Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation is estimated to be $14.9 million, $9.7 million and $2.4 million, respectively, at March 31, 1999. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and nuclear decommissioning costs (current and non-current). Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

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

Vermont Yankee

     The Design Basis Documentation project (Project) initiated by Vermont Yankee during 1996 is expected to be completed by the end of 2000. The Company's 35% share of the total cost for this Project is expected to be about $6.2 million. Such costs will be deferred by Vermont Yankee and amortized over the remaining license life of the plant.

     On February 25, 1999, the Board of Directors of Vermont Yankee granted an exclusive right to AmerGen Energy Co. to conduct due diligence and negotiate a possible agreement to purchase the assets of Vermont Yankee.

Production and Transmission

     As a result of a settled transmission contract dispute with Hydro-Quebec, production and transmission expenses decreased $.6 million for the first quarter of 1999 compared to the first quarter of 1998.

Other Operation

     Principally due to increased legal and regulatory expenses, other operation expenses increased $.6 million for the first quarter of 1999 compared to the first quarter of 1998.

Maintenance

     The decrease in maintenance expenses of about $1.0 million results primarily from the severe ice storm in January 1998.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The increase in total income tax expense for the first quarter of 1999 results primarily from an increase in pre-tax earnings for the period.

Other Income and Deductions

     The increase in other income, net for the 1999 first quarter results primarily from lower expenditures related to SmartEnergy Service, Inc., a wholly owned non-utility subsidiary of the Company.

Interest Expense

     Due to the retirement of long-term debt in December 1998, interest expense on long-term debt decreased for the 1999 first quarter compared to the first quarter of 1998.

     Other interest expense increased for the 1999 first quarter due to an increase in outstanding short-term borrowings.

Extraordinary Credit

     The 1998 extraordinary credit net of taxes of $.9 million represents a reversal of a charge of a like amount taken in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash flow provided by operating activities generated $28.4 million and $16.6 million for the three months ended March 31, 1999 and 1998, respectively. The increase is primarily due to improved cash earnings, lower tax payments and the extended refueling outage at the Vermont Yankee Nuclear Power Plant during 1998.

     The Company ended the first three months of 1999 with cash and cash equivalents of $30.7 million, an increase of $20.7 million from the beginning of the year. The increase in cash for the first three months of 1999 was the result of $28.4 million provided by operating activities, offset by $5.0 million used for investing activities and $2.8 million used for financing activities.

     Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided $17.3 million. About $11.1 million of cash was provided by working capital and other operating activities.

     Investing Activities - Construction and plant expenditures consumed approximately $3.3 million, while $1.7 million was used for C&LM programs and non-utility investments.

     Financing Activities - Dividends paid on common stock were $2.5 million and reduction in capital lease obligations required $.3 million.

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions.

     The Company has a $50.0 million revolving credit facility with a group of banks maturing on June 1, 1999, of which $25.0 million was outstanding at
March 31, 1999.   The Company expects that borrowings will be $25.0 million at
June 1, 1999. Additionally, the Company must rollover an aggregate of $16.3 million of letters of credit between December 1999 and May 2000. In addition, the Company has a $12.0 million accounts receivable facility which matures in November 1999. The Company has agreed with its lenders to extend the revolving credit facility to June 1, 2000, but with a reduced credit limit of $40.0 million. An agreement has also been reached to extend the renewal dates of the letters of credit to also be June 1, 2000. The Company expects to close the extended revolving credit facility and letters of credit during May 1999.

     On March 12, 1999, Connecticut Valley was notified by Citizens Bank of New Hampshire (Bank) that it would exercise appropriate remedies in connection with the violation of financial covenants associated with the $3.75 million loan agreement with the Bank unless the violation was cured by April 11, 1999. To avoid default of this loan agreement, on April 6, 1999, pursuant to an agreement reached on March 26, 1999, the Company purchased from the Bank the $3.75 million note.

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

     Current credit ratings of the Company's securities by Duff & Phelps and Standard & Poor's are as follows:

                                   Duff &       Standard
                                   Phelps       & Poor's
                                   ------       --------
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

Hydro-Quebec Contract

     The Company is a party to a power contract with Hydro-Quebec through the Vermont Joint Owners (VJO), a consortium of Vermont utilities which includes the Company, Green Mountain Power Corporation (GMP), Citizen's Utilities, Rochester Electric Light & Power and Vermont Public Power Supply Authority representing municipalities and a cooperative in Vermont. Under these agreements, there are "step up" provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the balance of the VJO participants, including the Company, will "step up" to the defaulting party's share on a pro-rata basis. As of March 31, 1999 the Company's VJO obligation is approximately 46% or $1.0 billion on a nominal basis over the term of the contract ending in 2016. The total VJO contract obligation on a nominal basis over the term of the contract is approximately $2.3 billion.

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

Diversification Catamount was formed for the purpose of investing in non-regulated power plant projects. Currently, Catamount, through its wholly owned subsidiaries, has interests in five operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; and Hopewell, Virginia. In addition, Catamount has interests in projects under construction in Thetford, England, and in Summersville, West Virginia, and under development in Fort Dunlop, England. Catamount's after-tax earnings were $.6 million and $.7 million for the first quarter 1999 and 1998, respectively.

     SmartEnergy was formed to engage in the sale of or rental of electric water heaters, energy efficient products and other related goods and services. Currently, SmartEnergy, through its subsidiaries, has signed an agreement to have its SmartDrive dairy vacuum pump control manufactured and deliverd to domestic and worldwide markets; administers a fixed for variable rate swap contract for the cost of electrical service with two customers located in the state of Virginia, and has entered into a Test Marketing and License Agreement with Sam's Club, Inc. for the purpose of test marketing certain home service solution products and services to Sam's Club members at four test market locations which is scheduled to begin by the end of May 1999. SmartEnergy incurred losses of $.1 million and $.4 million for the first quarter of 1999 and 1998, respectively.

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

     Vermont: On June 12, 1998, the Company filed with the PSB for a 10.7% retail rate increase to be effective March 1, 1999. This rate case proceeding overlapped the 6.6% rate increase request referenced below that is now stayed pending a review on the so-called preclusion issue by the Vermont Supreme Court (VSC). On October 27, 1998, the Company reached an agreement with the DPS regarding the 10.7% rate increase request.

     The agreement, which was approved by the PSB on December 11, 1998, provides for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered January 1, 1999 and sets the Company's authorized return on equity in its Vermont retail business at 11% before disallowances in connection with the Hydro-Quebec Contract. The rate increase is temporary insofar as it is subject to adjustment upon future resolution of the Hydro-Quebec Contract issues presently before the VSC. The Company anticipates a ruling by the VSC on the Hydro-Quebec issues the end of 1999.

     The agreement incorporates a disallowance of approximately $7.4 million for the Company's purchased power costs under the Hydro-Quebec Contract while the VSC reviews the PSB denial of the Company's claim that the PSB is precluded from again trying the Company on certain Hydro-Quebec Contract issues. This $7.4 million disallowance was calculated using the same formula as contained in the rate order issued by the PSB in the GMP rate case on February 28, 1998. Upon approval of the agreement by the PSB, the Company, during the fourth quarter of 1998, recorded a loss of $7.4 million on a pre-tax basis for disallowed purchased power costs, representing the Company's estimated under recovery of power costs under the Hydro-Quebec Contract.

     If the Company receives an unfavorable ruling from the VSC, and the PSB issues a rate order adopting the methodology used to determine the temporary Hydro-Quebec disallowance for the duration of the Hydro-Quebec Contract, approximately $205.0 million of power costs to be incurred under that contract would not be recoverable in rates. This would result in an immediate charge to earnings of $205.0 million on a pre-tax basis once such outcome became probable. Such an outcome would jeopardize the ability of the Company to continue as a going concern.

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

     On February 28, 1998 the PSB issued an Order in a GMP rate case. That Order found GMP's decision to lock-in the Hydro-Quebec VJO contract in 1991 imprudent and further found that the contract was not used and useful. As such, the PSB concluded that a large portion of the contract's current costs should not be imposed on consumers and were disallowed. GMP appealed this rate order to the VSC. The Company is one of the participants in the Hydro-Quebec VJO contract. If the Company were to eventually receive a rate order that would result in disallowance of Hydro-Quebec power costs on a permanent basis similar to that contained in the GMP February 28, 1998 rate order, the Company's ability to continue as a going concern would be jeopardized.
Because of these risks and because the PSB rejected the Company's claim that the PSB was precluded from again trying the Company on certain Hydro-Quebec and related demand side management (DSM) issues, the Company concluded that it was necessary to have the so-called preclusion issue reviewed by the VSC before the PSB issues a final order in the Company's 6.6% rate increase request.

     New Hampshire: On November 26, 1997, Connecticut Valley filed a request with the NHPUC to increase the Fuel Adjustment Clause (FAC) and Purchased Power Cost Adjustment (PPCA) and short-term energy purchase rates effective on or after January 1, 1998. The requested increase in rates resulted from higher forecast energy and capacity charges on power Connecticut Valley purchases from the Company plus removal of a credit effective during 1997 to refund overcollections from 1996.

     In an Order dated December 31, 1997 in Connecticut Valley's FAC and PPCA docket, the NHPUC found Connecticut Valley acted imprudently by not terminating the wholesale contract between Connecticut Valley and the Company, notwithstanding the stays of its February 28, 1997 Orders. The NHPUC Order further directed Connecticut Valley to freeze its current FAC and PPCA rates (other than short term rates to be paid to certain Qualifying Facilities) effective January 1, 1998, on a temporary basis, pending a hearing to determine: 1) the appropriate proxy for a market price that Connecticut Valley could have obtained if it had terminated its wholesale contract with the Company; 2) the implications of allowing Connecticut Valley to pass on to its customers only that market price; and 3) whether the NHPUC's final determination on the FAC and PPCA rates should be reconciled back to January 1, 1998 or some other date. See Electric Industry Restructuring discussed below and Note 3 to the Consolidated Financial Statements for additional information.

     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the New Hampshire Public Utilities Commission (NHPUC) issued an Order allowing Connecticut Valley to increase the proposed FAC rate of $.008 per kWh and the proposed PPCA rate of $.01000 per kWh rate on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Federal District Court Order, should it be overturned or modified. See Electric Industry Restructuring-New Hampshire for additional information related to the Court Order.

Proposed Formation of Holding Company

     In order to further prepare the Company for deregulation, on July 24, 1998, the Company filed a petition with the PSB for permission to create a holding company that would have as direct subsidiaries the Company and non-utility subsidiaries, Catamount and SmartEnergy. The Company believes that a holding company structure will facilitate the Company's transition to a deregulated electricity market. The proposed holding company formation must also be approved by Federal regulators, including the Securities and Exchange Commission and the FERC, and by the Company's shareholders.

Year 2000 Information Systems Modifications The Company's information systems could be affected by the date change in Year 2000 because most software application and operational programs will not properly recognize calendar dates beginning in the Year 2000. If not corrected, many computer applications could fail or create erroneous results. In order to meet current and future business needs the Company retained outside consultants to make its customer service applications Year 2000 compliant. In addition, the Company utilized both internal and external resources to make other applications, including its desk top applications, Year 2000 ready. Inventory, assessment and remediation activities are 100% complete. The Company expects to achieve compliance with Year 2000 requirements for all of its financial and operating systems by the end of the second quarter of 1999.

     The Company's operations would be adversely affected if a date-related system failure occurred with one of its major power suppliers, such as Hydro-Quebec or Vermont
Yankee, or Velco, the company responsible for transmission in Vermont. Velco indicates it will be compliant by July 1999. Other delivery systems outside the state could, in the event of a date-related system failure, cause additional power supply interruptions. The Company has requested written reports from its power supply vendors regarding each Company's status relative to Year 2000 compliance and based on responses to date, these power supply vendors have indicated that they are either currently compliant or expect to be compliant by the third quarter of 1999.

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

     Failure on the part of the Company to comply by December 31, 1999 could have a material adverse effect on the Company's results of operations and financial condition. Also, failures of the Company's principal power and transmission suppliers to remedy Year 2000 compliance issues, could have a material adverse effect on the Company should non-compliance result in interruptions of power supply and transmission.

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

     The Company believes it will incur approximately $3.6 million of costs associated with making the necessary modifications to its centralized and non-centralized computer systems. As of March 31, 1999, approximately
$3.2 million of those costs have been incurred.

     During the first quarter of 1998, the Company requested an Accounting Order from the PSB to defer these operating and maintenance costs. On
August 31, 1998, the PSB issued an Accounting Order authorizing the Company to defer a portion of these costs and amortize them over a five-year period beginning January 1, 2000. Per PSB Order dated December 11, 1998, the Company is authorized to recover these costs through the regulatory process.

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

     On April 3, 1997, Senate Bill 62 (S.62), an act relating to electric industry restructuring was passed by the Vermont Senate. Pursuant to S.62, electric utility customers would have been entitled to purchase electricity in a competitive market place and could have chosen their electricity supplier. Incumbent investor-owned electric utilities, including the Company, would have been required to separate their regulated distribution and transmission operations from the competitive generation and retail operations. S.62 provided for the recovery of a portion of investor-owned utility's "above market costs" which became stranded on account of the introduction of competition within their service area. When considering the recovery of such amounts, S.62 would have required the PSB to weigh the goal of sharing net prudently incurred, discretionary above-market costs "evenly" between utilities and customers against other goals including preserving the continuing financial integrity of the existing utility and respecting the just interests of investors. The Company believes that the unmodified provisions of S.62 would not have met the criteria for continuing application of Statement of Financial Accounting Standards (SFAS) No. 71. S.62 also created an incentive for the Company to take steps to close the Vermont Yankee Nuclear Power Station by conditioning the recovery of certain plant-related stranded costs on the decision of its owners to cease operations in 1998, unless the PSB agreed to allow the plant to run for up to two more refuelings to avoid power shortages or for other public interest reasons. To become law, S.62 would have had to be passed by the Vermont House of Representatives and signed by the Governor of the State of Vermont. Since the 1998 Legislative session concluded in April 1998 and S.62 was not enacted by the Vermont House of Representatives and subsequently signed into law by the Governor of Vermont, the bill did not become law and any efforts to pursue it in the future will require that it be re-enacted by the Vermont Senate and passed by the Vermont House of Representatives.

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

     The Company has signed a confidentiality and cooperation agreement with GMP and Citizens Utilities to permit an exchange of information to evaluate the possibility of consolidating the Vermont operations of the three utilities. In addition, the Washington Electric Cooperative (WEC) has recommended that consideration be given to its acquiring Vermont's investor owned utilities and converting them to a cooperative ownership structure. The Company also signed a confidentiality and cooperation agreement with WEC.

     The Company supports the Working Group recommendations and believes that they can be implemented without legislative change. During the first quarter of 1999 the Company and GMP filed with the PSB a plan that would bring electric industry competition to Vermont, stabilize power costs and streamline energy-efficiency programs as follows:

1. The Company and GMP would voluntary give up the exclusive right to serve their present electricity customers, allowing competitive electricity sales to about 70% of the electric customers in the state in the context of a global settlement.

2. The Company and GMP would refinance and renegotiate Hydro-Quebec and Small Power Producers' power contracts to bring down the costs.

3. The Company and GMP would evaluate wholly owned and jointly owned generating sources, including Vermont Yankee, and decide which ones were most appropriate for sale. Efforts to sell Vermont Yankee are already under way. On February 25, 1999, the Board of Directors of Vermont Yankee granted an exclusive right to AmerGen Energy Co. to conduct due diligence and negotiate a possible agreement to purchase the assets of Vermont Yankee.

4. The state of Vermont would create an efficiency utility to streamline energy-efficiency services for electric customers. As further discussed below, the Company and GMP have entered into a Memorandum of Understanding with the DPS for the creation of an energy efficiency utility.

5. In the future, a petition may be filed with regulators that could lead to the consolidation of some of Vermont's electric distribution companies into a new company.

     The Company believes that this plan provides Vermont with the best opportunity to stabilize customer rates, open markets to competition and return the electric industry to sound footing. The Company expects to formally submit its proposal to the PSB during the fall of 1999.

     On August 27, 1998, the PSB hosted a workshop entitled, "Electricity
Futures: Reforming Vermont's Power Supply", which was organized to facilitate power supply reform. Participants heard reports on successful power supply reforms in other states, followed by a discussion intended to identify opportunities and next steps, and to elicit proposals for reformulating Vermont's electric power supply. This workshop generated a great deal of interest with over 140 attendees, representing Vermont retail electric utilities, both large and small electricity consumers, public officials and interest groups, and several current and aspiring energy suppliers. As a follow up to the workshop, on September 15, 1998, the PSB opened a formal proceeding in Docket No. 6140 with the goal of creating a regulatory environment and a procedural framework to call forth, for disciplined review, proposals for reducing current and future power costs in Vermont. The PSB explained that it intends that this proceeding will define one or more acceptable courses for reform, and will create the framework to enable Vermont utilities and other interested parties to pursue them and to present them for regulatory approval in an open, public process. All Vermont utilities were made a party to that proceeding. Subsequent to the PSB's announcement, preliminary position papers were filed and a series of technical conferences were convened with the PSB to recommend the scope of the investigation, potential courses for reform of Vermont's power supply and other matters associated therewith including the consideration of the Working Group's recommendations as well as the WEC acquisition proposal. As of this time, the PSB has yet to act on any proposal or recommendation made concerning the disposition of the matters in Docket No. 6140.

     As a companion proceeding to its investigation in Docket No. 6140, on January 19, 1999, the PSB issued an Order opening a new contested case proceeding, Docket No. 6140-A, where it intends to issue final, binding and appealable orders concerning matters related to the reform and restructuring of Vermont's electric utility industry. Initially, the PSB noticed parties that it intended proceedings in Docket No. 6140-A to consider matters associated with the bankruptcy of one or more of the Vermont electric utilities. After an opportunity for comment, the focus of the proceeding was amended to first consider the principles, authority and proposals for reform of Vermont's electric power supply. This will include issues associated with the scope and extent of the Board's authority to approve "securitization" and other financings proposed to be entered into in connection with the buy-out or buy-down of power contracts and the criteria to be applied by the PSB when considering voluntary utility restructuring proposals. The PSB explains that this proceeding will provide utilities the maximum structural guidance on the terms and conditions it will consider in a voluntary restructuring proposal. As of this time, formal proceedings in Docket No. 6140-A are only at a preliminary status, however the PSB indicates that it will proceed quickly to conclude this proceeding.

     Consistent with the Company's restructuring plan, on April 30, 1999 the Company and GMP entered into a Memorandum of Understanding (the MOU) with the DPS for the creation of an energy efficiency utility (EEU) to provide system-wide DSM services.
Subsequently, other Vermont utilities including Citizens
Utilities and the Vermont Electric Coop, as well as consumer interest groups, have endorsed the proposal. The MOU was filed with the PSB on April 30, 1999 for approval in Docket No. 5980 which was opened by the PSB to investigate the DPS's proposed Statewide Energy Efficiency Plan. If approved by the PSB, the MOU would resolve all issues now outstanding in Docket No. 5980 including, the governance structure for the EEU, the design of the EEU programs and services, and the EEU budgets. The MOU also resolves all claims based on actions or failures to act prior to January 1, 2000 that the Company failed to satisfy its DSM obligations to customers under Vermont law and regulation. The PSB is currently considering the approval of the MOU which is expected by summer of 1999. If approved by the PSB, the new energy efficiency delivery system would be in place beginning in year 2000 and would replace services now provided to customers by the Company.

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

     The Court of Appeals affirmed the preliminary injunction, issued by the Court, staying restructuring until the plaintiff utilities' claims (including those of the Company and Connecticut Valley) are fully tried. The Court of Appeals found that PSNH had sufficiently established that without the preliminary injunction against restructuring it would suffer substantial irreparable injury and that it had sufficient claims against restructuring to warrant a full trial. The Court of Appeals also affirmed the extension of the preliminary injunction to protect the other plaintiff utilities, including Connecticut Valley and the Company, although it questioned whether the other utilities had arguments as strong against restructuring as PSNH because they did not have formal agreements with the State similar to PSNH's Rate Agreement. The Court of Appeals stated that if the Court awards the utilities permanent injunctive relief against restructuring after the case is tried, then it must explain why the other utilities are also entitled to such relief. The NHPUC filed a petition for rehearing on December 17, 1998. The Court of Appeals denied the petition on January 13, 1999.

     The Court of Appeals also reversed the Court's preliminary injunction requiring the NHPUC to allow Connecticut Valley to recover in retail rates the full cost of the power it buys from the Company. Although the Court of Appeals found that Connecticut Valley and the Company had made a strong showing of irreparable injury to justify the preliminary injunction, it concluded that Connecticut Valley's and the Company's claims did not have a sufficient probability of success to warrant such preliminary relief. The Court of Appeals explained that the filed-rate doctrine preserving the exclusive jurisdiction of the FERC over wholesale power rates did not prevent the NHPUC from deciding whether Connecticut Valley's power purchases from the Company were prudent given alternative available sources of wholesale power. The Court of Appeals then stated that Connecticut Valley's rates could be reduced to the level prevailing on December 31, 1997. However, the Court of Appeals also stated that if the NHPUC ordered Connecticut Valley's rates to be reduced below the level existing as of December 31, 1997, "it will be time enough to consider whether they are precluded from the Court's injunction against the Final Plan or on other grounds."

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

     Connecticut Valley and the Company then requested the Court of Appeals to stay the issuance of its mandate until the companies could file a petition for certiorari to the United States Supreme Court and the Supreme Court acted on the petition.

     On January 22, 1999, the Court of Appeals denied the request. However, the Court of Appeals granted a 21-day stay to enable the Company to seek a stay pending certiorari from the Circuit Justice of the Supreme Court. On February 11, 1999, the Company and Connecticut Valley filed a petition for a writ of certiorari with the United States Supreme Court and a motion to stay the effect of the Court of Appeals' decision while the case was pending in the Supreme Court. The motion for a stay was addressed to Justice Souter who is responsible for such motions pertaining to the Court of Appeals for the First Circuit. On February 18, 1999, Justice Souter denied the stay pending the petition for certiorari. On April 19, 1999, the Supreme Court denied the petition for certiorari.

     As a result of the December 3, 1998 Court of Appeals' decision discussed above, on March 22, 1999, the NHPUC issued an Order which directed Connecticut Valley to file within five business days its calculation of the difference between the total FAC and the PPCA revenues that it would have collected had the 1997 FAC and PPCA rate levels been in effect the entire year. In its Order, the NHPUC also directed Connecticut Valley to calculate a rate reduction to be applied to all billings for the period April 1, 1999 through December 31, 1999 to refund the 1998 over collection relative to the 1997 rate level. The Company estimated this amount to be approximately $2.7 million on a pre-tax basis. Connecticut Valley filed the required tariff page with the NHPUC, under protest and with reservation of all rights, on March 26, 1999 and implemented this refund effective April 1, 1999.

     On April 7, 1999, the Court ruled from the bench that the March 22, 1999 NHPUC Order which mandated Connecticut Valley to provide a refund to its retail customers was illegal and the imposition of the refund went beyond the authority of the NHPUC. The Court also ruled that the NHPUC cannot reduce Connecticut Valley's rates below rates in effect at December 31, 1997. Accordingly, Connecticut Valley removed the rate refund from retail rates effective April 16, 1999. Lastly, the Court denied the NHPUC's motion to dissolve the remaining stay of restructuring activities and indicated its desire to rule on the pending motion for summary judgement and to conduct a hearing on the Company's request for a permanent injunction, after the NHPUC completes hearings on PSNH's stranded costs. The Company expects the hearings on the permanent injunction will take place later this year.

     The NHPUC held a hearing on April 22, 1999 to determine whether to modify Connecticut Valley's 1999 power rates by returning the rates to the levels that were in effect on December 31, 1997. No order has been issued on this matter.

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

     The pre-tax losses described above resulted in Connecticut Valley violating applicable covenants, which if not waived or renegotiated, would allow Connecticut Valley's lender the right to accelerate the repayment of a $3.75 million loan with Connecticut Valley. On March 12, 1999, Connecticut Valley was notified by the Bank that it would exercise appropriate remedies in connection with the violation of financial covenants associated with the $3.75 million loan agreement unless the violation was cured by April 11, 1999. To avoid default of this loan agreement, on April 6, 1999, pursuant to an agreement reached on March 26, 1999, the Company purchased from the Bank the $3.75 million note.

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

     On August 4 and 5, 1998 Phase 1 hearings were held at the FERC on the issue of whether Connecticut Valley will become an unbundled transmission customer of the Company. Subsequent to those hearings, the parties agreed to go on to hearings on the Phase 2 issues (addressing the allowable amount of the exit fee) without a preliminary determination from the Administrative Law Judge or the FERC on the Phase 1 issues. The Company submitted supplemental testimony on Phase 2 issues on December 3, 1998 and the hearings were completed on May 10, 1999.

     From April 27 through May 10, 1999, nine days of hearings were held at the FERC on the Phase II issues of (1) whether the Company has overcome the rebuttable presumption that its expectation to provide wholesale power service to Connecticut Valley extends beyond the one year termination notice provision contained in its otherwise automatically renewing FERC regulated rate schedule and (2) if rebutted, the amount of Connecticut Valley's stranded cost obligation to be paid the Company as an exit fee. During the course of the hearings, the Company reached a partial stipulation with the parties that resulted in revision of its requested exit fee to approximately $48.0 million had termination taken place on January 1, 1999.

     If the Company is unable to obtain an order authorizing the full recovery amount of the exit fee, or other appropriate mechanism, the Company would be required to recognize a loss under this contract totaling approximately
$60.0 million on a pre-tax basis. Furthermore, the Company would be required to write-off approximately $4.0 million in regulatory assets associated with its wholesale business on a pre-tax basis. Conversely, even if the Company obtains a FERC order authorizing the updated requested exit fee, Connecticut Valley would be required to recognize a loss under this contract of approximately $48.0 million on a pre-tax basis unless Connecticut Valley has obtained an order by the NHPUC or other appropriate body directing the recovery of those costs in Connecticut Valley's retail rates. Either of these reasonably possible outcomes could occur during calendar year 1999.

     The Company has initiated efforts and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On September 14 and 15, 1998 the Company participated in a settlement conference with an administrative law judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing.

     An adverse resolution of these proceedings would have a material adverse effect on the Company's results of operations, cash flows, and ability to obtain capital at competitive rates. However, the Company cannot predict the ultimate outcome of this matter.

     For further information on New Hampshire restructuring issues and other regulatory events in New Hampshire affecting the Company or Connecticut Valley and the 1997 and 1998 charges and reversals of the 1997 charges, see the Company's Current Reports on Form 8-K dated January 12, 1998, January 28, 1998 and April 1, 1998 and February 1, 1999; the Company's Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 1998; and Item 1. Business-New Hampshire Retail Rates, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Electric Industry Restructuring-New Hampshire and Item 8. Financial Statements and Supplementary Data-Note 13, Retail Rates-New Hampshire in the Company's 1998 and 1997 Annual Report on Form 10-K.

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

     As described in Note 1 of Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont service territory and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $63.7 million on a pre-tax basis as of March 31, 1999. Criteria that give rise to the discontinuance of SFAS
No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

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

Items 2 and 3.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a)  The Registrant held its Annual Meeting of Stockholders on May 4,
1999.

        (b)  Director elected whose term will expire in year 2001:

                                       Votes FOR       Votes WITHHELD
               Janice L. Scites        9,170,580          236,696

        Directors elected whose terms will expire in year 2002:

                                       Votes FOR       Votes WITHHELD
               Rhonda L. Brooks        9,185,903          221,373
               Patrick J. Martin       9,194,841          212,435
               Robert H. Young         9,187,899          219,377

        Other Directors whose terms will expire in 2000:

               Frederic H. Bertrand
               Robert L. Barnett
               Robert G. Clarke
               Mary Alice McKenzie

Item 5. Other Information.

        In May 1999, the City Council of the City of Claremont New Hampshire considered whether to publicly warn a vote to acquire the Company's facilities located in Claremont and to establish a municipal electric utility pursuant to N.H.R.S.A. Chapter 38 et. sec. By vote of six to three, the Council voted to proceed towards the establishment of a municipal electric utility and acquisition of Company facilities.
        This action will require that the City hold an election within one year of the Council's action to determine if a majority of the qualified voters will confirm the Council's decision. Should the Council's decision be confirmed by Claremont voters, the Council will have thirty days from the date of the confirming vote to notify the Company of its intention to purchase all or such portion of the Company's plant and property located within Claremont and such portion of the plant lying without the municipality as the public interest may require. The Company would thereafter have sixty days to reply to the City's inquiry. If there is no agreement between the Company and the City, Claremont may proceed to condemn the Company's facilities with proceedings before the New Hampshire Public Utilities Commission as provided for in Chapter 38 and the FERC as provided for in its Rule 35.26 (18CFR Chapter 1). At this time, no date has been selected for the necessary confirming vote by qualified Claremont voters. The Company intends to vigorously pursue its rights.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  List of Exhibits

              10.  Material Contracts

                   A 10.89 Management Incentive Plan for Executive Officers dated January 1, 1999

              A - compensation related plan, contract or arrangement

                  27.  Financial Data Schedule

         (b) Item 5. Other Events, dated February 2, 1999 re: Standard & Poor's Corporation lowering the Company's corporate credit rating.

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





Dated May 13, 1999