Form 10-Q
period 1999-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1999-08-12
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


             x QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended    June 30, 1999



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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 30, 1999 there were outstanding 11,463,019 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the six months ended June 30, 1999 and 1998               3


            Consolidated Balance Sheet as of June 30, 1999 and
             December 31, 1998                                             4


            Consolidated Statement of Cash Flows for the six
             months ended June 30, 1999 and 1998                           5


            Notes to Consolidated Financial Statements                  6-15


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       16-39



PART II.  OTHER INFORMATION                                            40-41



SIGNATURE                                                                 42

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollars in thousands, except per share amounts)
                                            (Unaudited)


                                         Three Months Ended     Six Months Ended
                                               June 30              June 30
                                           1999       1998       1999     1998
Operating Revenues                        $93,139   $66,406    $191,781   $150,364
Operating Expenses
  Operation
    Purchased power                        62,899    45,882     112,934     85,588
    Production and transmission             5,761     5,766      10,760     11,354
    Other operation                        11,195    11,419      23,234     22,853
  Maintenance                               4,156     3,802       7,040      7,654
  Depreciation                              4,212     4,231       8,397      8,458
  Other taxes, principally property taxes   2,815     2,804       5,902      5,844
  Taxes on income                             238    (3,419)      7,795      2,013
                                           ------    -------    -------    -------
  Total operating expenses                 91,276    70,485     176,062    143,764
                                           ------    -------    -------    -------

Operating Income (Loss)                     1,863    (4,079)     15,719      6,600
                                           ------    -------    -------     ------

Other Income and Deductions
  Equity in earnings of affiliates            760        844      1,505      1,576
  Other income, net                           326        365      1,290        960
  Benefit (provision) for income taxes        (17)        52       (262)        62
                                           -------    -------    -------     -----
  Total other income and deductions, net    1,069      1,261      2,533      2,598
                                           -------    -------    -------     -----

Total Operating and Other Income (Loss)     2,932     (2,818)    18,252      9,198

Net Interest Expense                        2,516      2,634      5,106      5,259
                                           -------    -------    ------     ------

Net Income (Loss) Before Extraordinary
 Credit                                       416     (5,452)    13,146      3,939
Extraordinary Credit Net of Taxes             -           -          -         873
                                           -------    -------    ------     ------
Net Income (Loss)                             416     (5,452)    13,146      4,812

Retained Earnings at Beginning of Period   80,013     85,613     67,748     75,841
                                           ------     -------    ------    -------
                                           80,429     80,161     80,894     80,653
Cash Dividends Declared
  Preferred stock                             466        487        931        973
  Common stock                              2,527      5,028      2,527      5,034
                                          -------    -------      -----     ------
  Total dividends declared                  2,993      5,515      3,458      6,007
                                          -------    -------     ------    ------
Retained Earnings at End of Period        $77,436    $74,646   $ 77,436   $ 74,646
                                          =======    =======   ========   ========
Earnings (Losses) Available For
 Common Stock                             $   (50)   $(5,939)  $ 12,215     $3,839
Average Shares of Common Stock
 Outstanding                           11,462,417 11,425,725  11,461,778 11,424,843
Basic and Diluted Share of Common Stock:
 Earnings (losses) before extraordinary
  credit                                   $ .00       $(.52)     $1.07      $ .26
 Extraordinary credit                         -           -         -          .08
                                          ------     -------     ------    ------
Earnings (Losses) Per Basic and Diluted
 Share of Common Stock                     $ .00       $(.52)     $1.07      $ .34
                                          ======       ======     =====     ======

Dividends Paid Per Share of Common Stock    $.22        $.22       $.44       $.44
The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                     (Dollars in thousands)
                                           (Unaudited)
                                                        June 30    December 31
                                                         1999         1998
Assets
Utility Plant, at original cost                        $473,574     $469,204
  Less accumulated depreciation                         167,967      160,666
                                                       --------     --------
                                                        305,607      308,538
  Construction work in progress                           9,450       10,461
  Nuclear fuel, net                                       1,391          948
                                                       --------     --------
  Net utility plant                                     316,448      319,947
                                                       --------     --------
Investments and Other Assets
  Investments in affiliates, at equity                   25,900       26,142
  Non-utility investments                                36,193       35,896
  Non-utility property, less accumulated depreciation     2,741        2,920
                                                       --------     --------
  Total investments and other assets                     64,834       64,958
                                                       --------     --------
Current Assets
  Cash and cash equivalents                              19,277       10,051
  Special deposits                                          394          424
  Accounts receivable, less allowance for uncollectible
   accounts ($1,107 in 1999 and $2,242 in 1998)          33,126       29,224
  Unbilled revenues                                      13,153       18,677
  Materials and supplies, at average cost                 3,600        3,746
  Prepayments                                             1,805        1,881
  Other current assets                                    5,954        9,768
                                                       --------     --------
  Total current assets                                   77,309       73,771
                                                       --------     --------
Regulatory Assets                                        60,691       66,719
                                                       --------     --------
Other Deferred Charges                                    4,819        4,887
                                                       --------     --------
Total Assets                                           $524,101     $530,282
                                                       ========     ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares    $ 70,715     $ 70,715
  Other paid-in capital                                  45,329       45,318
  Accumulated other comprehensive income                   (365)        (365)
  Treasury stock (322,829 shares and
   324,717 shares, respectively, at cost)                (4,209)      (4,234)
  Retained earnings                                      77,436       67,748
                                                       --------     --------
  Total common stock equity                             188,906      179,182
  Preferred and preference stock                          8,054        8,054
  Preferred stock with sinking fund requirements         17,000       18,000
  Long-term debt                                         90,066       90,077
  Capital lease obligations                              15,601       16,141
                                                       --------     --------
  Total capitalization                                  319,627      311,454
                                                       --------     --------
Current Liabilities
  Short-term debt                                        32,000       37,000
  Current portion of long-term debt and preferred stock   4,023        6,773
  Accounts payable                                       14,810       11,589
  Accounts payable - affiliates                          10,850       11,784
  Accrued income taxes                                    1,318        2,975
  Dividends declared                                        466        2,521
  Nuclear decommissioning costs                           4,820        4,820
  Disallowed purchased power costs                        3,680        7,361
  Other current liabilities                              16,671       17,403
                                                       --------     --------
  Total current liabilities                              88,638      102,226
                                                       --------     --------
Deferred Credits
  Deferred income taxes                                  48,627       47,581
  Deferred investment tax credits                         6,635        6,831
  Nuclear decommissioning costs                          21,045       23,239
  Other deferred credits                                 39,529       38,951
                                                       --------     --------
  Total deferred credits                                115,836      116,602
                                                       --------     --------
Total Capitalization and Liabilities                   $524,101     $530,282
                                                       ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                            (Unaudited)


                                                            Six Months Ended
                                                                 June 30
                                                            1999        1998
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $13,146      $4,812
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Equity in earnings of affiliates                    (1,505)     (1,576)
       Dividends received from affiliates                   1,697       1,312
       Equity in earnings of non-utility investments       (1,520)     (3,046)
       Distribution of earnings from non-utility
        investments                                         2,758       1,663
       Extraordinary credit                                   -        (1,294)
       Depreciation                                         8,397       8,458
       Deferred income taxes and investment tax credits     1,499       2,928
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            1,377      (4,168)
       Amortization of conservation and load management
        costs                                               3,304       3,509
       Amortization of capital leases                         541         541
       Decrease in accounts receivable and unbilled
        revenues                                            1,400       9,560
       Increase in accounts payable                         2,514         315
       Decrease in accrued income taxes                    (1,657)    (10,352)
       Change in other working capital items                 (122)     (6,394)
       Other, net                                           1,070         670
                                                           -------     -------
     Net cash provided by operating activities             32,899       6,938
                                                           -------     -------

  Investing Activities
     Construction and plant expenditures                   (5,817)     (6,935)
     Conservation & load management expenditures           (1,547)     (1,195)
     Return of capital                                         93          93
     Non-utility investments                               (1,601)       (100)
     Other investments, net                                   (10)       (178)
     Net cash used for investing activities                (8,882)     (8,315)
                                                           -------     -------

  Financing Activities
     Short-term debt, net                                  (8,750)       (400)
     Long-term debt, net                                      (11)        (10)
     Common and preferred dividends paid                   (5,509)     (5,513)
     Reduction in capital lease obligations                  (541)       (541)
     Sale of common stock                                      20         112
                                                          --------    --------
     Net cash used for financing activities               (14,791)     (6,352)
                                                          --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents        9,226      (7,729)
Cash and Cash Equivalents at Beginning of Period           10,051      16,506
                                                          --------    --------

Cash and Cash Equivalents at End of Period                $19,277     $ 8,777
                                                          ========    ========

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 4,953     $ 5,106
    Income taxes (net of refunds)                         $ 8,213     $ 9,777

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 1999


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

     A reserve of $9.9 million has been established representing management's best estimate of the costs to remediate these sites.

Note 3 - Retail Rates

     The Company recognizes that adequate and timely rate relief is necessary if it is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be automatically passed on to consumers through rate adjustment clauses. The Company intends to continue its practice of periodically reviewing costs and requesting rate increases when warranted.

Vermont Retail Rate Proceedings

     On September 22, 1997, the Company filed with the Public Service Board, or PSB, for a 6.6% or $15.4 million retail rate increase to become effective
June 6, 1998 to offset the increasing cost of providing service. $14.3 million or 92.9% of the rate increase request was to recover contractual increases in the cost of power the Company purchases from Hydro-Quebec. At the same time, the Company also filed a request to eliminate the then current differential between the rates charged customers in the summer and the rates charged customers in the winter and price electricity the same year-round.

     In response to the Company's filing, the PSB decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company made a filing with the PSB stating that the PSB as well as other parties should be barred from reviewing past decisions because the PSB already examined the Company's decision to buy power from Hydro-
Quebec in a 1994 rate case in which the Company was penalized for "improvident power supply management." During February 1998, the Department of Public Service, or DPS, filed testimony in opposition to the Company's retail rate increase request. The DPS recommended that the PSB instead reduce the Company's then current retail rates by 2.5% or $5.7 million. The Company sought, and the PSB granted, permission to stay this rate case and to file an interlocutory appeal of the PSB's denial of the Company's motion to preclude a re-examination of the Company's Hydro-Quebec contract in 1991. The Company recently argued its position before the Vermont Supreme Court. The Vermont Supreme
Court has not rendered a decision, but a decision by the end of 1999 is possible.

     The Company filed on June 12, 1998 with the PSB for a 10.7% retail rate increase that supplanted the September 22, 1997, 6.6% rate increase request, to be effective March 1, 1999. On October 27, 1998, the Company reached an agreement with the DPS regarding the June 1998 retail rate increase request providing for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered on or after January 1, 1999. The agreement was approved by the PSB on December 11, 1998.

     The 4.7% rate increase is subject to retroactive or prospective adjustment upon future resolution of issues arising under the Vermont Joint Owners, or VJO, Power Contract presently before the Vermont Supreme Court. The agreement temporarily disallows approximately $7.4 million for the Company's purchased power costs under the VJO Power Contract pending resolution of the issues before the Vermont Supreme Court. As a result of the 4.7% rate increase agreement, during the fourth quarter of 1998, the Company recorded a pre-tax loss of $7.4 million for disallowed purchased power costs, representing the Company's estimated under-recovery of power costs under the VJO Power Contract for calendar year 1999.

     This temporary $7.4 million disallowance was calculated using comparable methodology to that used by the PSB in the Green Mountain Power rate case on February 28, 1998. In that case, the PSB found Green Mountain Power's decision to commit to the VJO Power Contract in 1991 "imprudent" and that power purchased under it was not "used and useful." As a result, the PSB concluded that a portion of Green Mountain Power's current costs should not be imposed on Green Mountain Power's customers and were disallowed. Green Mountain Power is appealing that rate order to the Vermont Supreme Court. Should the Company receive a similar order from the PSB, the Company would experience a material adverse effect on its results of operations and financial condition.

     Assuming an unfavorable Vermont Supreme Court ruling and depending on the methodology subsequently used by the PSB to determine the amount of any disallowance, the amount of any permanent disallowance could be more or less than the $7.4 million temporary disallowance. However, if the Company receives an unfavorable ruling from the Vermont Supreme Court and the PSB subsequently issues a final rate order adopting the disallowance methodology used to determine the temporary Hydro-Quebec disallowance described above for the duration of the VJO Power Contract, the Company would not be able to recover approximately $205.0 million of power costs over the life of the contract, including $11.5 million in 2000, $11.6 million in 2001, $11.7 million in 2002, $11.9 in million 2003 and $12.1 million in 2004. In such an event, the Company would be required to take an immediate charge to earnings of approximately $205.0 million (pre-tax). Such an outcome could jeopardize the Company's ability to continue as a going concern.

New Hampshire Retail Rate Proceedings

     Connecticut Valley Electric Company Inc.'s, or Connecticut Valley's, retail rate tariffs, approved by the New Hampshire Public Utilities Commission, or NHPUC, contain a Fuel Adjustment Clause, or FAC, and a Purchased Power Cost Adjustment, or PPCA. Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available.

      In an Order dated December 31, 1997 in Connecticut Valley's FAC and PPCA docket, the NHPUC found Connecticut Valley acted imprudently by not terminating the wholesale contract between Connecticut Valley and the Company, notwithstanding the stays of its February 28, 1997 Orders. The NHPUC Order further directed Connecticut Valley to freeze its current FAC and PPCA rates (other than short term rates to be paid to certain Qualifying Facilities) effective January 1, 1998, on a temporary basis, pending a hearing to determine: 1) the appropriate proxy for a market price that Connecticut Valley could have obtained if it had terminated its wholesale contract with the Company; 2) the implications of allowing Connecticut Valley to pass on to its customers only that market price; and 3) whether the NHPUC's final deter-mination on the FAC and PPCA rates should be reconciled back to January 1, 1998 or some other date.


Federal Court Proceedings

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

     On January 19, 1998, Connecticut Valley and the Company filed with the Federal District Court, or Court for a temporary restraining order to maintain the status quo ante by staying the NHPUC Order of December 31, 1997 and preventing the NHPUC from taking any action that (i) compromises cost-based rate making for Connecticut Valley; (ii) interferes with the Federal Energy Regulatory Commission's, or FERC exclusive jurisdiction over the Company's pending application to recover wholesale stranded costs upon termination of its wholesale power contract with Connecticut Valley; or (iii) prevents Connecticut Valley from recovering through retail rates the stranded costs and purchased power costs that it incurs pursuant to its FERC-authorized wholesale rate schedule with the Company.

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

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of Statement of Financial Accounting Standards, or SFAS, No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business as of December 31, 1997. This write-off amounted to approximately $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss in 1997 for disallowed power costs.

     On March 20, 1998, the NHPUC issued an order which affirmed, clarified and modified various generic policy statements including the reaffirmation to establish rates on the basis of a regional average announced previously in its February 28, 1997 Order. The March 20, 1998 Order also addressed all outstanding motions for rehearings or clarification relative to the policies or legal positions articulated in the Final Plan and removed the stay covering the Company's interim stranded cost order of April 7, 1997. In addition, the March 20, 1998 Order imposed various compliance filing requirements.

     On April 3, 1998, the Court held a hearing on the Companies' motion for a Temporary Restraining Order, or TRO, and Preliminary Injunction against the NHPUC at which time both the companies and the NHPUC presented arguments. In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the companies had established each of the prerequisites for preliminary injunctive relief and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule
effective January 1, 1998 until further court order.   Connecticut Valley
received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998. On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction.
The NHPUC's request for a stay was denied. At the same time, the NHPUC permitted Connecticut Valley to recover in rates the full cost of its wholesale power purchases from the Company.

     Also, on April 3, 1998, the Court indicated its earlier TRO enjoining the NHPUC's restructuring orders applied to Connecticut Valley and prohibits the enforcement of the restructuring orders until the Court conducts a consolidated hearing and rules on the requests for permanent injunctive relief by plaintiff Public Service Company of New Hampshire, or PSNH, and the other utilities that had been allowed to intervene in these proceedings, including the Company and Connecticut Valley. The plaintiffs-intervenors thereafter filed a motion asking the Court to extend its stay of action by the NHPUC to implement restructuring and to make clear that the stay encompasses the NHPUC's order of March 20, 1998.

     As a result of these Court orders, Connecticut Valley's 1997 charges, described above, were reversed in the first quarter of 1998. Combined, the reversal of these charges increased 1998 net income and earnings per share of common stock by approximately $4.5 million and $.39, respectively.

     On April 1, 1998, Citizens Bank of New Hampshire, or Bank notified Connecticut Valley that it was in default of the Loan Agreement between the Bank and Connecticut Valley dated December 27, 1994 and that the Bank would exercise all of its remedies from and after May 5, 1998 in the event that the violations were not cured. After reversing the 1997 write-offs described above, Connecticut Valley was in compliance with the financial covenants associated with its $3.75 million loan with the Bank. As a result, Connecticut Valley satisfied the Bank's requirements for curing the violation.

     On May 11, 1998 the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently canceled because of the Court's June 5, 1998 Order, discussed below.

     On June 5, 1998, the Court issued an Order which denied the NHPUC's motion for a stay of the Court's preliminary injunction. The Order clearly stated that no restructuring effort in New Hampshire can move forward without the Court's approval unless all New Hampshire utilities agree to the plan. The Order suspended all involuntary restructuring efforts for all New Hampshire utilities until a hearing on the merits was conducted. The NHPUC appealed this Order to the United States First Circuit Court of Appeals, or Court of Appeals.

     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the NHPUC issued an Order allowing Connecticut Valley to implement the proposed FAC rate of $.008 per KWH and the proposed PPCA rate of $.01000 per KWH, on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC also ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Federal District Court Order, should it be overturned or modified, which are included in the estimated total losses of $4.3 million discussed below.

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

     As a result of the December 3, 1998 Court of Appeals' decision discussed above, on March 22, 1999, the NHPUC issued an Order which directed Connecticut Valley to file within five business days its calculation of the difference between the total FAC and PPCA revenues that it would have collected had the 1997 FAC and PPCA rate levels been in effect the entire year. In its Order, the NHPUC also directed Connecticut Valley to calculate a rate reduction to be applied to all billings for the period April 1, 1999 through December 31, 1999 to refund the 1998 over collection relative to the 1997 rate level. The Company estimated this amount to be approximately $2.7 million on a pre-tax basis. Connecticut Valley filed the required tariff page with the NHPUC, under protest and with reservation of all rights, on March 26, 1999 and implemented the refund effective April 1, 1999.

    As a result of legal and regulatory actions discussed above, Connecticut Valley no longer qualified as of December 31, 1998 for the application of SFAS No. 71, and wrote-off in the fourth quarter of 1998 all its regulatory assets associated with its New Hampshire retail business estimated at approximately $1.3 million on a pre-tax basis at December 31, 1998. In addition, Connecticut Valley also recorded estimated total losses of $4.3 million pre-tax during the fourth quarter of 1998 for disallowed power costs of $1.6 million and its refund obligations of $2.7 million. Company management, however, continues to believe that the NHPUC's actions are illegal and unconstitutional and will present its arguments in the appropriate forum.

     The pre-tax losses described above resulted in Connecticut Valley violating applicable covenants, which if not waived or renegotiated, would have allowed Connecticut Valley's lender the right to accelerate the repayment of a $3.75 million loan with Connecticut Valley. On March 12, 1999, Connecticut Valley was notified by the Bank that it would exercise appropriate remedies in connection with the violation of financial covenants associated with the $3.75 million loan agreement unless the violation was cured by April 11, 1999. To avoid default of this loan agreement, on April 6, 1999, pursuant to an agreement reached on March 26, 1999, the Company purchased from the Bank the $3.75 million note.

     On April 7, 1999, the Court ruled from the bench that the March 22, 1999 NHPUC Order requiring Connecticut Valley to provide a refund to its retail customers was illegal and beyond the NHPUC's authority. The Court also ruled that the NHPUC cannot reduce Connecticut Valley's rates below rates in effect at December 31, 1997. Accordingly, Connecticut Valley removed the rate refund from retail rates effective April 16, 1999. Lastly, the Court denied the NHPUC's motion to dissolve the injunction staying the implementation if its restructuring plan and stated its desire to rule on the pending motion for summary judgement and to conduct a hearing on the Company's request for a permanent injunction, after the NHPUC completes hearings on PSNH's stranded costs. The District Court's decision was issued as a written order on May 11, 1999.

     The NHPUC held a hearing on April 22, 1999 to determine whether to modify Connecticut Valley's 1999 power rates by returning the rates to the levels that were in effect on December 31, 1997. On May 17, 1999, the NHPUC issued an order requiring Connecticut Valley to set temporary rates at the level in effect as of December 31, 1997, subject to future reconciliation, effective with bills issued on and after June 1, 1999.

     On May 24, 1999, the NHPUC filed a petition for mandamus in the Court of Appeals challenging the Court's May 11, 1999 ruling and seeking a decision allowing the refunds as required by the NHPUC's March 22, 1999 order. The Court of Appeals denied that petition on June 2, 1999. The NHPUC immediately filed a notice of appeal in the Court of Appeals again challenging the Court's May 11, 1999 ruling. A briefing schedule has been established that extends into early October 1999.

     On June 14, 1999, PSNH and various parties in New Hampshire announced that a "Memorandum of Understanding" had been reached that is intended to result in a detailed settlement proposal to the NHPUC that would resolve PSNH's claims against the NHPUC's restructuring plan. On July 6, 1999, PSNH petitioned the Court to stay its proceedings indefinitely while the proposed settlement is reviewed and approved by the NHPUC and the New Hampshire Legislature. On July 12, 1999, the Company and Connecticut Valley objected to any stay that would allow the NHPUC's rate freeze order to remain in effect for an extended period and asked the Court to proceed with prompt hearings on its summary judgement motion and trial on the merits. No further action has been scheduled by the Court.


FERC Proceedings

     The Company filed an application with the FERC in June 1997, to recover stranded costs in connection with its wholesale rate schedule with Connecticut Valley and a notice of cancellation of the Connecticut Valley rate schedule (contingent upon the recovery of the stranded costs that would result from the cancellation of this rate schedule). In December 1997, the FERC rejected the Company's proposal to recover stranded costs through the imposition of a surcharge on our transmission tariff, but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC denied the Company's motion for a rehearing regarding the surcharge proposal, so the Company filed a request with the FERC for an exit fee mechanism to collect the stranded costs resulting from the cancellation of the contract with Connecticut Valley. The stranded cost obligation sought to be recovered through an exit fee, expressed on a net present value basis as of January 1, 1999, is approximately $48.0 million. During April and May 1999, nine days of hearings were held at the FERC before an Administrative Law Judge, who will determine, among other things, whether Connecticut Valley qualifies for an exit fee, and if so, the amount of Connecticut Valley's stranded cost obligation to be paid to the Company as an exit fee. The ruling of the administrative law judge is expected later this year, and the FERC will act on the judge's recommendations sometime thereafter.

     If the Company is unable to obtain an order authorizing the recovery of costs in connection with the June 1997 FERC filing, the Company would be required to recognize a pre-tax loss under this contract totaling approximately $60.0 million on a pre-tax basis. The Company would also be required to write-off approximately $4.0 million (pre-tax) in regulatory assets associated with its wholesale business. The cash flow shortfall from the revenues would be approximately $6.0 million (pre-tax) annually. However, even if the Company obtains a FERC order authorizing the updated requested exit fee, if Connecticut Valley is unable to recover its costs by increasing its rates, Connecticut Valley would be required to recognize a loss under this contract of approximately $48.0 million (pre-tax) representing future underrecovery of power costs.

     In addition to its efforts before the Court and FERC, Connecticut Valley has initiated efforts and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On September 14 and 15, 1998 the Company participated in a settlement conference with an Administrative Law Judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing.

     An adverse resolution of these proceedings would have a material adverse effect on the Company's results of operations and cash flows. However, the Company cannot predict the ultimate outcome of this matter.

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

     The Company's reportable operating segments include Central Vermont Public Service Corporation, or Central Vermont which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont; Connecticut Valley Electric Company Inc., or Connecticut Valley which distributes and sells electricity in parts of New Hampshire; and Catamount Energy Corporation, or Catamount which has investments is energy generation projects in the United States and Great Britain. Connecticut Valley, while managed on an integrated basis with Central Vermont, is presented separately because of its separate and distinct regulatory jurisdiction. Other operating segments include segments below the quantitative threshold for separate disclosure. These operating segments are SmartEnergy Services, Inc. which invests in unregulated energy and service related businesses, and C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business.

     The accounting policies of the operating segments are the same as those described in Note 1 to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Intersegment revenues include sales of purchased power to Connecticut Valley and revenues for support services to Connecticut Valley, Catamount and SmartEnergy. These intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand alone operating segment net income. Financial information by industry segment for the three and six months ended June 30, 1999 and 1998, is as follows (dollars in thousands):

                                                           Reclassifications
                           Central Vermont  Connecticut Valley            All     & Consolidating
                                Vermont        New Hampshire   Catamount Other<F1>     Entries      Consolidated
                           ---------------  ------------------ --------  -------  ----------------- ------------
 Three Months Ended June 30
     1999
Revenues from external
 customers                    $ 88,221          $ 4,918        $   166  $ 1,966        $2,132        $ 93,139
Intersegment revenues            3,132              -               -        -          3,132             -
Net income (loss)                  248              271            308     (411)           -              416
Total assets                   468,220           12,639         43,954    5,083         5,795         524,101

     1998
Revenues from external
 customers                    $ 60,922          $ 5,485        $    66  $   475        $  542        $ 66,406
Intersegment revenues            3,331              -               -        -          3,331             -
Net income (loss)               (5,567)              (9)           536     (412)           -           (5,452)
Total assets                   462,714           13,773         41,459    2,846         5,242         515,550

                                                                 Reclassifications
                           Central Vermont Connecticut Valley             All     & Consolidating
                                Vermont        New Hampshire   Catamount Other<F1>     Entries      Consolidated
                            --------------  -----------------  --------- -------- ----------------  ------------
Six Months Ended June 30
     1999
Revenues from external
 customers                    $180,480          $11,303        $   295  $ 4,288        $4,585         $191,781
Intersegment revenues            6,455              -               -        -          6,455              -
Net income (loss)               12,459              324            913     (550)          -             13,146
Total assets                   468,220           12,639         43,954    5,083         5,795          524,101

     1998
Revenues from external
 customers                    $139,216          $11,149        $   133  $   947        $1,081         $150,364
Intersegment revenues            6,774              -               -        -          6,774              -
Net income (loss) before
 extraordinary credit              (60)           3,584          1,275     (860)          -              3,939
Net income (loss)                  (60)           4,457          1,275     (860)          -              4,812
Total assets                   462,714           13,773         41,459    2,846         5,242          515,550

<F1> Includes segments below the quantitative threshold for separate disclosure.

Note 5 - Investment in Vermont Yankee Nuclear Power Corporation

     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information for Vermont Yankee Nuclear Power Corporation follows:
                                  Three Months Ended      Six Months Ended
                                        June 30               June 30
                                   1999        1998         1999      1998
Operating revenues               $46,376    $57,913      $90,153    $109,083
Operating income                 $ 3,607    $ 3,950      $ 7,393    $  7,710
Net income                       $ 1,638    $ 1,806      $ 3,294    $  3,508

Company's equity in net income      $523       $539      $ 1,041    $  1,049

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1999


Earnings Overview

     The Company recorded losses available for common stock of $50,000 and $5.9 million for the three months ended June 30, 1999 and 1998, respectively. Losses per share of common stock for these periods were $.00 and $.52, respectively. Due to the Company's winter sales peak and higher winter rates, the Company normally experiences losses in the second and third quarters when sales are lower and rates are reduced.

     Improved second quarter 1999 earnings resulted from lower net power costs primarily associated with better performance at Millstone Unit No. 3 and Vermont Yankee nuclear power plant.

     For the six months ended June 30, 1999, earnings available for common stock were $12.2 million compared to $3.8 million in 1998. Earnings per share of common stock for these respective periods were $1.07 and $.34.

     Increased earnings for the first six months of 1999 reflect the positive impact of a 4.7% temporary Vermont rate increase ($3.8 million after-tax, or $.33 per share of common stock) as well as a 2.2% increase in retail MWH sales. Other factors affecting results for 1999, including the positive affect of lower net power costs, are described in Results of Operations below.

     The 1998 first six months reflects the positive impact of reversing Connecticut Valley Electric Company Inc.'s, or Connecticut Valley's fourth quarter 1997 after-tax charges of $4.5 million or $.39 per share of common stock.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and MWH Sales

     A summary of MWH sales and operating revenues for the three and six months ended June 30, 1999 and 1998 (and the related percentage changes from 1998) is set forth below:


                                                     Three Months Ended June 30
                                                       Percentage                     Percentage
                                          MWH           Increase    Revenues (000's)   Increase
                                     1999     1998     (Decrease)     1999     1998   (Decrease)
       Residential                  212,248   212,368      (.1)      $25,159  $24,428     3.0
       Commercial                   228,114   224,336      1.7        23,704   23,181     2.3
       Industrial                    97,612    98,530      (.9)        7,303    7,361     (.8)
       Other retail                   1,571     1,763    (10.9)          449      486    (7.6)
                                  ---------  --------                -------  -------
         Total retail sales         539,545   536,997       .5        56,615   55,456     2.1
                                  ---------  --------                -------  -------
       Resale sales:
         Firm                           432       451     (4.2)           37       18   105.6
         Entitlement                 81,892    50,744     61.4         5,216    5,279    (1.2)
         Other                    1,000,626   144,081    594.5        29,608    4,217   602.1
                                  ---------  --------                -------  -------
           Total resale sales     1,082,950   195,276    454.6        34,861    9,514   266.4
                                  ---------  --------                -------  -------
       Other revenues                   -         -         -          1,663    1,436    15.8
                                  ---------  --------                -------  -------
         Total sales              1,622,495   732,273    121.6       $93,139  $66,406    40.3
                                  =========  ========                =======  =======



                                                     Six Months Ended June 30
                                                       Percentage                     Percentage
                                          MWH           Increase     Revenues (000's)  Increase
                                     1999     1998     (Decrease)     1999      1998  (Decrease)

       Residential                  486,945   476,829      2.1       $63,852  $59,605    7.1
       Commercial                   463,434   452,768      2.4        54,028   50,643    6.7
       Industrial                   212,793   208,418      2.1        18,579   17,456    6.4
       Other retail                   3,109     3,565    (12.8)          888      969   (8.4)
                                  --------- ---------               --------  -------
         Total retail sales       1,166,281 1,141,580      2.2       137,347  128,673    6.7
                                  --------- ---------               --------  -------
       Resale sales:
         Firm                         1,346      1,125    19.6            79       37  113.5
         Entitlement                181,260    135,756    33.5         9,947   10,263   (3.1)
         Other                    1,488,584    314,170   373.8        42,256    8,821  379.0
                                  ---------  ---------              -------- --------
           Total resale sales     1,671,190    451,051   270.5        52,282   19,121  173.4
                                  ---------  ---------              -------- --------
       Other revenues                   -          -        -          2,152    2,570  (16.3)
                                  ---------  ---------              -------- --------
         Total sales              2,837,471  1,592,631    78.2      $191,781 $150,364   27.5
                                  =========  =========              ======== ========

     Retail MWH sales for the second quarter of 1999 were relatively flat compared to the second quarter of 1998, increasing only about .5%. The 2.1% increase or $1.2 million in retail revenues was primarily the result of a 4.7% temporary Vermont retail rate increase effective with service rendered January 1, 1999.

     For the first half of 1999, retail MWH sales increased 2.2% compared to the first half of 1998 reflecting a return to normal winter weather compared to 1998.

     Retail revenues increased $8.7 million or 6.7% for the first six months of 1999 compared to last year. This variance is attributable to a $2.5 million impact of higher MWH sales and $6.2 million resulting from the 4.7% temporary retail rate increase discussed above.

     For the 1999 second quarter and first six months, entitlement MWH sales increased 61.4% and 33.5% while related revenues decreased 1.2% and 3.1% compared to the same periods last year. These variances result from the Vermont Yankee extended refueling outage in 1998.

     Other 1999 resale sales increased 856,545 MWH ($25.4 million) and 1,174,414 MWH ($33.4 million) for the second quarter and first six months, respectively, primarily as a result of activity by the Company through its alliance with Virginia Power in jointly supplying wholesale power in New England.

     Other revenues increased for the second quarter of 1999 primarily due to the reversal of a provision for rate refunds of $.5 million as the result of an April 7 1999 ruling by the Federal District Court discussed below.

     Other revenues decreased for the first six months of 1999 primarily due to lower revenues associated with transmission interconnection agreements and pole attachment rentals.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three and six months ended June 30, 1999 and 1998 are as follows (dollars in thousands):

                                                Three Months Ended June 30

                                                          1999                     1998
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                   749      $22,427          565     $26,674
      Energy (MWH)                              1,569,121       40,472      703,024      19,208
                                                               -------                  -------
         Total purchased power costs                            62,899                   45,882
    Production fuel (MWH)                          90,202          730       71,537         394
                                                               -------                  -------
         Total purchased power and
          production fuel costs                                 63,629                   46,276
    Entitlement and other resale sales (MWH)    1,082,518       34,824      194,825       9,496
                                                               -------                  -------
         Net purchased power and production
          fuel costs                                           $28,805                  $36,780
                                                               =======                  =======


                                                             Six Months Ended June 30

                                                          1999                     1998
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                   917      $44,911          567     $47,115
      Energy (MWH)                              2,744,620       68,023    1,539,300      38,473
                                                               -------                  -------
         Total purchased power costs                           112,934                   85,588
    Production fuel (MWH)                         205,616        1,346      146,612         909
                                                               -------                  -------
         Total purchased power and
          production fuel costs                                114,280                   86,497
    Less entitlement and
      other resale sales (MWH)                  1,669,844       52,203      449,926      19,084
                                                               -------                  -------
         Net purchased power and production
          fuel costs                                           $62,077                  $67,413
                                                               =======                  =======


     Net purchased power and production fuel costs decreased $8.0 million, or 21.7% for the second quarter of 1999 compared to the second quarter of 1998 primarily as the result of better performance at Millstone Unit No. 3 and Vermont Yankee nuclear power plant. The 1999 second quarter also reflects the positive impact of $1.8 million (pre-tax) as the result of disallowed Hydro-Quebec power costs during the fourth quarter of 1998.

     For the first half of 1999, net purchased power and production fuel costs decreased $5.3 million or 7.9% compared to the first half of 1998 resulting from better performance at Millstone Unit No. 3 and Vermont Yankee nuclear power plant.

     Energy purchases increased $21.3 million for the 1999 second quarter and $29.6 million for the first six months of 1999. These increases primarily relate to the Virginia Power Alliance and were offset by increases in other resale sales described above.

     In addition, the 1999 first half reflects the positive impact of $3.7 million (pre-tax) as the result of disallowed Hydro-Quebec power costs during the fourth quarter of 1998. The 1998 first half reflects the positive impact of reversing Connecticut Valley's fourth quarter 1997 charge of $5.5 million pre-tax.

     The Company owns and operates 20 hydroelectric generating units and two gas turbines and one diesel peaking unit with a combined capability of 73.7 MW. The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit; Wyman #4, a 619 MW oil fired unit; and Millstone Unit #3, an 1149 MW nuclear unit.

     The Company is currently in the process of relicensing or preparing to relicense eight separate hydroelectric projects under the Federal Power Act. These projects, some of which are grouped together under a single license, represent approximately 29.9 MW, or about 72.4% of the Company's total hydroelectric nameplate capacity. In the new licenses, the FERC is expected to impose conditions designed to address the impact of the projects on fish and other environmental concerns. The Company is unable to predict the impact of the imposition of such conditions, but capital expenditures and operating costs are expected to increase and net generation from these projects will decrease in future periods.

MERRIMACK UNIT #2

     Until its termination on April 30, 1998, the Company purchased power and energy from Merrimack Unit #2 pursuant to a contract dated July 16, 1966 entered into by and between Vermont Electric Power Company, Inc., or Velco and Public Service Company of New Hampshire, or PSNH. Pursuant to the contract, as amended, Velco agreed to reimburse PSNH, in the proportion which the Velco quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the unit incurred by PSNH, which are reasonable and cost-effective for the remaining term of the Velco contract.

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

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in the Millstone Unit No. 3 of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities, or NU. The Company also owns 2%, 3.5% and 31.3% equity interest in Maine Yankee, Yankee Atomic and Vermont Yankee, respectively.

Millstone Unit No. 3

     Millstone Unit No. 3 resumed operation in June 1998 after a lengthy outage.

     The Company remains actively involved with the other non-operating minority joint-owners of Millstone Unit No. 3. This group is engaged in various activities to monitor and evaluate NU and Northeast Utilities Service Co.'s efforts relating to Millstone Unit No. 3. On August 7, 1997, the Company and eight other non-operating owners of Millstone Unit No. 3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company, both NU affiliates, and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the lengthy outage of Millstone Unit No. 3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     Based on the most recent decommissioning estimate in 1997, the Company's total share of the Millstone Unit No. 3 decommissioning costs at December 31, 1998 was $9.7 million. As of December 31, 1998, the Company has funded $3.2 million of these costs.

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

     On January 19, 1999, Maine Yankee and the active intervenors filed an Offer of Settlement with the FERC which the FERC has approved. As a result, all issues raised in the FERC proceeding, including recovery of anticipated future payments for closing, decommissioning and recovery of the remaining investment in Maine Yankee are resolved. Also resolved are the issues raised by the secondary purchasers, who purchased Maine Yankee power through agreements with the original owners, by limiting the amounts they will pay for decommissioning the Maine Yankee plant and by settling other points of contention affecting individual secondary purchasers. As a result, it is possible that the Company will not be able to recover approximately $.5 million of these costs.

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

Maine Yankee, Connecticut Yankee and Yankee Atomic Decommissioning Costs

     Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation is estimated to be $14.6 million, $9.4 million and $2.0 million, respectively, at June 30, 1999. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and nuclear decommissioning costs (current and non-current). Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

     The decision to prematurely retire these nuclear power plants was based on economic analyses of the costs of operating them compared to the costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. The Company believes that based on the current regulatory process, its proportionate share of Maine Yankee, Connecticut Yankee and Yankee Atomic decommissioning costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the three plants has not and should not have a material adverse effect on the Company's earnings or financial condition.

Vermont Yankee

     The Design Basis Documentation project, or Project initiated by Vermont Yankee during 1996 is expected to be completed by the end of 2000. The Company's 35% share of the total cost for this Project is expected to be between $5.5 million and $6.2 million. Such costs are being deferred by Vermont Yankee and amortized over the remaining license life of the plant.

     On February 25, 1999, the Board of Directors of Vermont Yankee granted an exclusive right to AmerGen Energy Co. to conduct a 120-day period of due diligence and negotiate a possible agreement to purchase the assets of Vermont Yankee.

     On July 16, 1999, the Board of Directors of Vermont Yankee delayed a decision on whether to sell the nuclear unit to AmerGen Energy Co. until August 2, 1999.

     On August 2, 1999 Vermont Yankee received an unsolicited expression of interest from Entergy Nuclear, Inc. to buy Vermont Yankee's nuclear power plant. Vermont Yankee's owners, which includes the Company, intend to pursue parallel negotiations with the two potential purchasers with the objective of reaching a definitive agreement by October 1, 1999.

Cogeneration/Small Power Qualifying Facilities

     A number of small power producers using hydroelectric, biomass, and refuse-burning generation are currently producing energy that the Company is purchasing. The majority of these purchases are made from a state appointed purchasing agent which purchases and redistributes the power to all Vermont utilities. For the three and six months ended June 30, 1999, the Company received 47,595 MWH and 100,689 MWH, respectively, from these sources for which the Company paid $5.2 million and $11.3 million, respectively.

     As part of the Company's initiative to cut power costs and restructure Vermont's utility industry, on August 3, 1999, the Company, Green Mountain Power, Citizens' Utilities and all of Vermont's 15 municipal utilities, filed a petition with the PSB requesting modification of the contracts between the independent power producers and the utilities. The petition is based on unique provisions of the existing contracts and PSB regulations that provide for modifications and alterations that serve the public interest. The petition outlines seven specific elements that, if implemented, could ultimately allow for the buy-out and buy-down of these contracts and reduce ratepayers' committed power costs.

Production and Transmission

     As a result of a settled transmission contract dispute with Hydro-Quebec, production and transmission expenses decreased approximately $.6 million for the first six months of 1999 compared to the first six months of 1998, partially offset by higher nuclear fuel costs related to Millstone Unit No. 3.

Maintenance

     The increase in maintenance expenses of approximately $.4 million for the second quarter of 1999 results primarily from higher maintenance costs related to Millstone Unit
No. 3.

     The decrease in maintenance expenses of approximately $.6 million for the first six months of 1999 results primarily from the severe ice storm in January 1998 partially offset by increased maintenance costs related to Millstone Unit No. 3.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The increase in total income tax expense for the first quarter and first six months of 1999 results primarily from an increase in pre-tax earnings for the period.

Extraordinary Credit

     The 1998 extraordinary credit net of taxes of approximately $.9 million represents a reversal of a charge of a like amount taken in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash flow provided by operating activities generated $32.9 million and $6.9 million for the first six months ended June 30, 1999 and 1998, respectively. The increase is primarily due to improved cash earnings, lower tax payments and the extended refueling outage at the Vermont Yankee Nuclear Power Plant during 1998.

     The Company ended the first six months of 1999 with cash and cash equivalents of $19.3 million, an increase of $9.2 million from the beginning of the year. The increase in cash for the first six months of 1999 was the result of $32.9 million provided by operating activities, offset by $8.9 million used for investing activities and $14.8 million used for financing activities.

     Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided $23.0 million. About $9.9 million of cash was provided by working capital and other operating activities.

     Investing Activities - Construction and plant expenditures consumed approximately $5.8 million, while $3.1 million was used for C&LM programs and non-utility investments.

     Financing Activities - Dividends paid on common stock were $5.0 million while preferred dividends were $.5 million and reduction in capital lease obligations required $.5 million. Reduction in short-term debt was $8.8 million.

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions.

     On July 30, 1999 the Company sold $75.0 million aggregate principal amount of
8 1/8% Second Mortgage Bonds due 2004 at a price of 99.915% in accordance with Securities and Exchange Commission Rule 144A. The net proceeds of the offering were used to repay $15.0 million of outstanding loans under the Company's revolving credit facility and are expected to be used for other general corporate purposes relative to the Company's utility business. In addition, the Company canceled its $40.0 million revolving credit facility. The bonds have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration under such Act or applicable exemption from the registration requirements.

     The Company has an aggregate of $16.9 million of letters of credit with termination dates that have been extended to May 31, 2000 with renewal options through November 5, 2002. In addition, the Company has a $12.0 million accounts receivable facility which matures in November 1999.

     On March 12, 1999, Connecticut Valley was notified by Citizens Bank of New Hampshire, or Bank that it would exercise appropriate remedies in connection with the violation of financial covenants associated with the $3.75 million loan agreement with the Bank unless the violation was cured by April 11, 1999. To avoid default of this loan agreement, on April 6, 1999, pursuant to an agreement reached on March 26, 1999, the Company purchased from the Bank the $3.75 million note.

     On February 2, 1999, Standard & Poor's Corporation, or Standard & Poor's lowered its corporate credit rating on the Company to triple-'B'-minus from triple-'B', the senior secured rating to triple-'B'-plus from single-'A'-minus, and the preferred stock rating to double-'B'-plus from triple-'B'-minus. However, on February 17, 1999, Standard & Poor's rating on the Company's preferred stock was automatically reduced to double-'B'- in response to a global policy change in the way Standard & Poor's rates preferred stock.
In addition, the ratings were also placed on Credit Watch with negative implications.

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

     On July 16, 1999, Standard & Poor's assigned its triple-'B'- minus rating to the Company's proposed $75.0 million second mortgage bonds. Concurrently, the bonds were placed on credit watch with negative implications.

     Standard & Poor's said "the second mortgage bonds are rated the same as the Company's corporate credit rating, and not notched up, because Standard & Poor's projects that the value of the Company's collateral will not substantially exceed the maximum combined amount of first and second mortgage bonds that could be outstanding under the terms of their respective indentures in a default scenario."

     On February 17, 1999, Duff & Phelps Credit Rating Co., or Duff & Phelps placed the credit ratings of the Company on Rating Watch-Down due to the high level of regulatory and public policy uncertainty in Vermont and the recent unfavorable ruling by the United States Court of Appeals relating to Connecticut Valley, the Company's wholly owned New Hampshire subsidiary.

     Duff & Phelps stated "recent negative rulings by the PSB regarding purchased power costs and the high level of uncertainty with public policy toward electric utilities in Vermont adds risk to the Company's financial profile going forward."

     On July 16, 1999 Duff & Phelps lowered the preferred stock rating to 'BB+' (Double-B-plus) from 'BBB-' (Triple-B-minus) to reflect the new $75.0 issuance of second mortgage bonds. Duff & Phelps credit ratings remain at 'BBB' (Triple-B) for first mortgage bonds.

     Current credit ratings of the Company's securities by Duff & Phelps and Standard & Poor's are as follows:

                                   Duff &       Standard
                                   Phelps       & Poor's
         Corporate Credit Rating    N/A            BBB-
         First Mortgage Bonds       BBB            BBB+
         Second Mortgage Bonds      BBB-           BBB-
         Preferred Stock            BB+            BB


     On November 12, 1998, Catamount, replaced its $8.0 million credit facility with a $25.0 million revolving credit facility expiring November 11, 2002 which provides for up to $25.0 million in revolving credit loans and letters of credit. Catamount currently has a $1.2 million letter of credit outstanding to support certain of its obligations in connection with a debt service requirement in the Appomattox Cogeneration project and aggregated letters of credit of $11.0 million in support of construction and equity commitments for its Gauley River Power project.

     Financial obligations of the Company's non-regulated subsidiaries are non-recourse to the Company.

     The Company cannot assure that its business will generate sufficient cash flow from operations or that future borrowings will be available to the Company in an amount sufficient to enable the Company to pay its indebtedness, including the $75.0 million second mortgage bonds when due, or to fund its other liquidity needs. The Company's ability to repay its indebtedness is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond its control. The type, timing and terms of future financing that the Company may need will be dependent upon its cash needs, the availability of refinancing sources and the prevailing conditions in the financial markets. The Company cannot assure you that any sources will be available to the Company at any given time or that the terms of such sources will be favorable.

Hydro-Quebec Contract

     The Company is purchasing varying amounts of power from Hydro-Quebec through 2016 as a party to a power contract with Hydro-Quebec entered into through the VJO, a consortium of Vermont utilities which includes the Company, Green Mountain Power, Citizens Utilities, Rochester Electric Light & Power and the Vermont Public Power Supply authority representing municipalities and a cooperative in Vermont. The Company's obligation is approximately 46% of the total contract, or approximately $1.0 billion over the next 17 years based on current power market forecasts. The VJO participation contract under which the VJO resells Hydro-Quebec power to the Vermont purchasing utilities, including the Company, contains "step up" provisions providing that if any purchasing utility defaults on its purchase obligations, the other participants will assume responsibility for the defaulting party's share on a pro rata basis.

     During January 1998, a significant ice storm affected parts of New York, New England and the Province of Quebec, Canada. This storm damaged major components of the Hydro-Quebec transmission system over which power is supplied to Vermont under the VJO Power Contract with Hydro-Quebec. This resulted in a 61-day interruption of a significant portion of scheduled contractual energy deliveries into Vermont. The ice storm's effect on Hydro-Quebec's transmission system caused the VJO to examine Hydro-Quebec's overall reliability and ability to deliver energy. The VJO believes Hydro-Quebec has been and remains unable to make available capacity with the degree of firmness required by the VJO Power Contract. That review has prompted the VJO to initiate an arbitration proceeding. In the arbitration, the VJO is seeking to terminate the contract, to recover damages associated with Hydro-Quebec's failure to comply with the contract, and to recover capacity payments made during the period of non-delivery. Hearings are scheduled for this fall with final decisions expected in the early part of 2000.

Diversification

     Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities. Catamount Energy Corporation, or Catamount, a subsidiary of Catamount Resources Corporation, invests in energy generation projects in the United States and Great Britain. Through its wholly-owned subsidiaries, Catamount has interests in six operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; and Hopewell, Virginia. In addition, Catamount has interests in a project under construction in Summersville, West Virginia and a project under development in Fort Dunlop, England. Catamount's after-tax earnings were $.3 million and $.7 million for the second quarter 1999 and 1998, respectively and $.9 million and $1.3 million for the first six months of 1999 and 1998, respectively.

     SmartEnergy Services Inc., or SmartEnergy, also a subsidiary of Catamount Resources Corporation invests in unregulated energy and service related businesses. SmartEnergy also owns 70% of Home Service Solutions, or HSS, which provides home and small business maintenance and repair services. HSS is currently operating in five U.S. cities as part of a pilot program with Sam's Clubs, a division of Wal-Mart. SmartEnergy incurred losses of $.5 million for both the second quarter 1999 and 1998 and losses of $.6 million and $.9 million for the first six months of 1999 and 1998, respectively.

Rates and Regulation

     The Company recognizes that adequate and timely rate relief is necessary if the Company is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be automatically passed on to consumers through rate adjustment clauses. The Company intends to continue its practice of periodically reviewing costs and requesting rate increases when warranted.

     Vermont: On June 12, 1998, the Company filed with the PSB for a 10.7% retail rate increase to be effective March 1, 1999. This rate case proceeding supplanted the 6.6% rate increase request referenced below that is now stayed pending a review on the so-called preclusion issue by the Vermont Supreme Court, or VSC. On October 27, 1998, the Company reached an agreement with the DPS regarding the 10.7% rate increase request.

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

     The 4.7% rate increase is subject to retroactive or prospective adjustment upon future resolution of issues arising under the Vermont Joint Owners, or VJO, Power Contract presently before the Vermont Supreme Court. The agreement temporarily disallows approximately $7.4 million for the Company's purchased power costs under the VJO Power Contract pending resolution of the issues before the Vermont Supreme Court. As a result of the 4.7% rate increase agreement, during the fourth quarter of 1998, the Company recorded a pre-tax loss of $7.4 million for disallowed purchased power costs, representing the Company's estimated under-recovery of power costs under the VJO Power Contract for calendar year 1999.

     This temporary $7.4 million disallowance was calculated using comparable methodology to that used by the PSB in the Green Mountain Power rate case on February 28, 1998. In that case, the PSB found Green Mountain Power's decision to commit to the VJO Power Contract in 1991 "imprudent" and that power purchased under it was not "used and useful." As a result, the PSB concluded that a portion of Green Mountain Power's current costs should not be imposed on Green Mountain Power's customers and were disallowed. Green Mountain Power is appealing that rate order to the Vermont Supreme Court. Should the Company receive a similar order from the PSB, the Company would experience a material adverse effect on its results of operations and financial condition.

    Assuming an unfavorable Vermont Supreme Court ruling and depending on the methodology used to determine the amount of any permanent disallowance could be more or less than the $7.4 million temporary disallowance. However, if the Company receives an unfavorable ruling from the Vermont Supreme Court and the PSB subsequently issues a final rate order adopting the disallowance methodology used to determine the temporary Hydro-Quebec disallowance described above for the duration of the VJO Power Contract, the Company would not be able to recover approximately $205.0 million of power costs over the life of the contract, including $11.5 million in 2000, $11.6 million in 2001, $11.7 million in 2002, $11.9 in million 2003 and $12.1 million in 2004. In such an event, the Company would be required to take an immediate charge to earnings of approximately $205.0 million (pre-tax). Such an outcome could jeopardize the ability of the Company to continue as a going concern.

     On September 22, 1997, the Company filed for a 6.6% or $15.4 million general rate increase to become effective June 6, 1998 to offset the increasing cost of providing service. $14.3 million or 92.9% of the rate increase request was to recover contractual increases in the cost of power the Company purchases from Hydro-Quebec. At the same time, the Company also filed a request to eliminate the then current differential between the rates charged customers in the summer and the rates charged customers in the winter and price electricity the same year-round. The change would be revenue-neutral within classes of customers and overall. Over time, customers would see a leveling off of rates so they would pay the same per kilowatt-hour during the winter and summer months.

     In response to the Company's filing, the PSB decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company made a filing with the PSB stating that the PSB as well as other parties should be barred from reviewing past decisions because the PSB already examined the Company's decision to buy power from Hydro-Quebec in a 1994 rate case in which the Company was penalized for "improvident power supply management." During February 1998, the Department of Public Service, or DPS, filed testimony in opposition to the Company's retail rate increase request. The DPS recommended that the PSB instead reduce the Company's then current retail rates by 2.5% or $5.7 million. The Company sought, and the PSB granted, permission to stay this rate case and to file an interlocutory appeal of the PSB's denial of the Company's motion to preclude a re-examination of the Company's Hydro-Quebec contract in 1991. The Company recently argued its position before the Vermont Supreme Court. The Vermont Supreme Court has not rendered a decision, but a decision by the end of 1999 is possible.


     On February 28, 1998 the PSB issued an Order in a Green Mountain Power rate case. That Order found Green Mountain Power's decision to lock-in the Hydro-Quebec VJO contract in 1991 imprudent and further found that the contract was not used and useful. As such, the PSB concluded that a large portion of the contract's current costs should not be imposed on consumers and were disallowed. Green Mountain Power appealed this rate order to the VSC. The Company is one of the participants in the Hydro-Quebec VJO contract. If the Company were to eventually receive a rate order that would result in disallowance of Hydro-Quebec power costs on a permanent basis similar to that contained in the Green Mountain Power February 28, 1998 rate order, the Company's ability to continue as a going concern could be jeopardized.
Because of these risks and because the PSB rejected the Company's claim that the PSB was precluded from again trying the Company on certain Hydro-Quebec and related demand side management, or DSM issues, the Company concluded that it was necessary to have the so-called preclusion issue reviewed by the VSC before the PSB issues a final order in the Company's 6.6% rate increase request. Refer to Note 3 to the Consolidated Financial Statements for related information.

     New Hampshire: Connecticut Valley Electric Company Inc. or Connecticut Valley's retail rate tariffs, approved by the New Hampshire Public Utilities Commission, or NHPUC, contain a Fuel Adjustment Clause, or FAC, and a Purchased Power Cost Adjustment, or PPCA. Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available.

     On November 26, 1997, Connecticut Valley filed a request with the NHPUC to increase FAC, PPCA and short-term energy purchase rates effective on or after January 1, 1998. The requested increase in rates resulted from higher forecast energy and capacity charges on power Connecticut Valley purchases from the Company plus removal of a credit effective during 1997 to refund overcollections from 1996.

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

     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the New Hampshire Public Utilities Commission (NHPUC) issued an Order allowing Connecticut Valley to implement the proposed FAC rate of $.008 per kWh and the proposed PPCA rate of $.01000 per kWh rate on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Federal District Court, or Court, Order, should it be overturned or modified. See Electric Industry Restructuring-New Hampshire for additional information related to the Court Order.

Proposed Formation of Holding Company

     In order to further prepare the Company for deregulation of the electric utility industry in Vermont, on July 24, 1998, the Company filed a petition with the PSB for permission to create a holding company that would have as direct subsidiaries the Company and the unregulated subsidiaries, Catamount and SmartEnergy. The Company believes that a holding company structure will facilitate the Company's transition to a deregulated electricity market. The proposed holding company formation must also be approved by Federal regulators, including the Securities and Exchange Commission and the FERC, and by the Company's shareholders.

Year 2000 Information Systems Modifications

     The Company's information systems could be affected by the date change in Year 2000 because most software application and operational programs will not properly recognize calendar dates beginning in the Year 2000. If not corrected, many computer applications could fail or create erroneous results. In order to meet current and future business needs the Company retained outside consultants to make its customer service applications Year 2000 compliant. In addition, the Company utilized both internal and external resources to make other applications, including its desk top applications, Year 2000 ready. Inventory, assessment and remediation testing and implementation activities are complete. The Company achieved compliance with year 2000 requirements for all of its financial and operating systems on June 30, 1999.

     The Company's operations would be adversely affected if a date-related system failure occurred with one of its major power suppliers, such as Hydro-Quebec or Vermont Yankee, or Velco, the company responsible for transmission in Vermont. Velco indicates it is Year 2000 ready. Other delivery systems outside the state could, in the event of a date-related system failure, cause additional power supply interruptions. The Company has requested written reports from its power supply vendors regarding each Company's status relative to Year 2000 compliance and based on responses to date, these power supply vendors have indicated that they are either currently compliant or expect to be compliant by the third quarter of 1999.

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

     The Company believes it will incur approximately $3.8 million of costs associated with making the necessary modifications to its centralized and non-centralized computer systems. As of June 30, 1999, approximately
$3.6 million of those costs have been incurred.

     During the first quarter of 1998, the Company requested an Accounting Order from the PSB to defer these operating and maintenance costs. On
August 31, 1998, the PSB issued an Accounting Order authorizing the Company to defer a portion of these costs and amortize them over a five-year period beginning January 1, 2000. Per PSB Order dated December 11, 1998, the Company is authorized to recover these costs through future regulatory proceedings.

ELECTRIC INDUSTRY RESTRUCTURING

     The electric utility industry is in a period of transition that may result in a shift away from rate making based on cost of service and return on equity to more market-based rates. Many states, including Vermont and New Hampshire, where the Company does business, are exploring new mechanisms to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system.

Vermont

     Recently, there have been three primary sources of Vermont governmental activity in attempting to restructure the electric industry in Vermont: (1) the Governor's Working Group, created by the Governor of Vermont; (2) the PSB's Docket No. 6140, through which the PSB is considering restructuring proposals; and(3) Senate Bill 62 of the Vermont Senate, which calls for retail competition.

The Working Group

     On July 22, 1998, the Governor of Vermont issued an Executive Order establishing the Working Group on Vermont's Electricity Future to lead a new effort to review the issues of potential restructuring of Vermont's electric industry. The Working Group was created to determine how restructuring the electric industry in Vermont could reduce both current and long-term electric costs for all classes of Vermont electric consumers. The Working Group was asked to provide a fact-based analysis of the options for electric industry restructuring and the impact of such industry changes on consumers and upon Vermont utilities. Further, the Working Group was directed by the Governor of Vermont to gather information on and evaluate the possible consequences of the current financial status of Vermont electric utilities.

     A report was issued by the Working Group on December 18, 1998. Key conclusions of its report were:

    - The bankruptcy of Vermont electric utilities should not be viewed as an appropriate means to reduce Vermont utilities' above-market power supply costs.

    - Vermont should restructure its electric industry by moving rapidly to retail choice whereby consumers would purchase power directly from competing power suppliers.

    - Vermont electric utilities should pursue power contract renegotiations through payments to buy down power contracts or buy-out power contracts. Financing for such payments should be obtained in the capital markets after a comprehensive regulatory process dealing with all of the elements of the restructuring of the Vermont electric utility industry.

    - The Vermont electric utilities should pursue auctions of their power generation assets and remaining power contracts.

    - Consolidation of existing electric utilities in Vermont (there are currently 22 utilities) should be considered in order to effect additional savings for utility customers.

     The Working Group noted that by March 1, 2000, most New Englanders outside Vermont will have a choice of their power supplier. While New England has the highest electricity rates in the nation, electricity costs in Vermont have been among the lowest in the region, although our rates are higher than the Vermont average. However, that advantage is eroding as other states in New England restructure their electric utility industries. Therefore, the Working Group noted that it is in the interest of Vermont ratepayers to have the benefit of a restructured electric utility industry as soon as possible.

Public Service Board Docket No. 6140

     On September 15, 1998, the PSB opened a formal proceeding in Docket No. 6140 with the goal of creating a regulatory environment and a procedural framework to call forth, for disciplined review, proposals for reducing current and future power costs in Vermont. The PSB intended that this proceeding would define one or more acceptable courses for reform. All Vermont utilities were made a party to that proceeding. Subsequent to the PSB's announcement, preliminary position papers were filed and a series of technical conferences were convened with the PSB to recommend the scope of the investigation, potential courses for reform of Vermont's power supply and other matters associated therewith including the consideration of the Working Group's recommendations.

     As of this time, the PSB has yet to act on any proposal or recommendation made concerning the disposition of the matters in Docket No. 6140. As a companion proceeding to its investigation in Docket No. 6140, on January 19, 1999, the PSB issued an order opening a new contested case proceeding, Docket No. 6140-A, where it indicated that it intended to issue final, binding and appealable orders concerning matters related to the reform and restructuring of Vermont's electric utility industry. Initially, the PSB notified parties that it intended proceedings in Docket No. 6140-A to consider matters associated with the bankruptcy of one or more of the Vermont electric utilities. After an opportunity for comment, the focus of the proceeding was amended to first consider the principles, authority and proposals for reform of Vermont's electric power supply. This includes issues associated with the scope and extent of the Board's authority to approve "securitization" and other financings proposed to be entered into in connection with the buy-out or buy-down of power contracts and the criteria to be applied by the PSB when considering voluntary utility restructuring proposals.

     By Order dated June 24, 1999 in Docket 6140-A, the PSB formally adopted the Vermont Principles on Electric Utility Restructuring. The Order explains that proposals to open utility franchise service areas to retail competition, including our Restructuring Plan, will only be approved if they can be found to satisfy the public good after due consideration is given to each of 14 Restructuring Principles. If one or more of the principles is not satisfied by the proposal, then the proponent must offer justification for the deficiency and demonstrate satisfaction of certain statutory requirements. As such, the PSB stated that any filing proposing to open a franchise territory to retail choice would have to be supported, at a minimum, by an explanation of how that proposal fulfills the policy objectives established by the Vermont Principles on Electric Utility Restructuring.

     With regard to financing, no party to the investigation asked that the PSB clarify its authority or issue a declaratory ruling concerning the criteria to be considered when approving utility financings for the buy-out or buy-down of committed power contracts. During the investigation, both the Company and Green Mountain Power Corporation asserted that anticipated refinancing approaches could be accomplished utilizing the existing Vermont and federal legislative regime that governs the regulation of electric utilities and that "securitization" style financings were not presently being contemplated. Because no party to the Docket contradicted these statements, the Board accepted our assertions and took no further action to evaluate specific utility financing proposals.

     In contrast Vermont Electric Power Producers, Inc., or VEPP, the PSB's purchasing agent for the purchase of power from qualifying facilities pursuant to PSB Rule 4.100, proposed to use administrative securitization to finance the reform of its power purchase contracts. However, at the request of all commenting parties, the PSB determined to withhold judgment on the issue as to whether the PSB had jurisdiction to authorize a VEPP financing until such time as a specific proposal was actually filed with the PSB. Toward this end, the PSB has stated that it will convene a workshop, independent of this Docket, to further discuss VEPP's financing proposal and to prepare for the opening of a possible rulemaking proceeding to amend Rule 4.100 on this topic. In the absence of any requests for further investigation or action to be filed within 30 days of the Docket No. 6140-a Order, this investigation will be closed by the PSB.

Vermont Senate Bill 62

     On April 3, 1997, Senate Bill 62, or S.62, an act relating to electric industry restructuring, was passed by the Vermont Senate. Pursuant to S.62, electric utility customers would have been entitled to purchase electricity in a competitive market place. Incumbent investor-owned electric utilities, including the Company, would have been required to separate their regulated distribution and transmission operations from the competitive generation and retail operations. S.62 provided for the recovery of a portion of an investor-owned utility's "above market costs" which became stranded on account of the introduction of competition within their service area. When considering the recovery of such amounts, S.62 would have required the PSB to weigh the goal of sharing net prudently incurred, discretionary above-market costs "evenly" between utilities and customers against other goals including preserving the continuing financial integrity of the existing utility and respecting the just interests of investors.

     The Company believes that the unmodified provisions of S.62 would not have met the criteria for continuing application of SFAS No. 71. S.62 also created an incentive for us to take steps to close the Vermont Yankee nuclear power station by conditioning the recovery of certain plant-related stranded costs on the decision of its owners to cease operations in 1998, unless the PSB agreed to allow the plant to run for up to two more refuelings to avoid power shortages or for other public interest reasons.

     To become law, S.62 also needed to pass the Vermont House of Representatives and be signed by the Governor of the State of Vermont. Since the 1998 Legislative session adjourned in April 1998 and S.62 was not passed by the House and signed by the Governor of Vermont, the bill did not become law and therefore died upon adjournment.

     Instead of considering S.62, the Vermont House of Representatives convened a special committee to study matters relating to the reform of Vermont's electric utility system in the summer of 1997. That committee issued a report and proposed legislation that would have provided for performance-based ratemaking but explicitly rejected retail choice. However, neither the House of Representatives nor the Vermont Senate acted on these reforms and the bill died upon adjournment. Therefore, at this time, it cannot be determined whether future restructuring legislation will be enacted in the current Biennium of the Vermont legislature.

     The first session of the 1999-2000 Biennium of the Vermont legislature adjourned on May 15, 1999 without reaching a consensus on electric utility restructuring. Several measures were considered by various committees of the House and the Senate, including securitization, authorization of retail choice, establishment of a legislative veto over any restructuring agreement reached between the PSB and the utilities, various mandated levels of rate reductions for customers paying stranded costs, and capturing for customers any or a portion of the gain from the sale of a utility's transmission and distribution assets.

     The Company expects the second session of the Biennium, which convenes on January 4, 2000, will be very active on restructuring issues. However, it cannot be predicted at this time whether restructuring legislation will be enacted in this Biennium.

     The Company supports the Working Group recommendations described above and believes that the restructuring of the electric industry is essential to improve our financial position, enhance our ability to effectively compete in a changing electric utility industry and stabilize projected costs.

     As a result, the Company is pursuing a comprehensive financial Restructuring Plan, certain elements of which were included in a report that the Company and Green Mountain Power filed with the PSB in the first quarter of 1999 in connection with the proceedings in Docket No. 6140 described above. The Company is aggressively pursuing implementation of the Restructuring Plan which includes the following elements:

     - Retail choice: voluntarily giving up the exclusive right to supply power to the Company's present electric customers, while retaining its rights as a distribution company, as part of a global settlement of regulatory issues.

     - Renegotiation of certain purchase power contracts: reducing the Company's future cost of power by renegotiating power contracts, specifically those Hydro-Quebec and the Vermont purchasing agent's contracts with small power producers which together represent nearly 41% of the Company's 1998 net energy supply. The Company may seek to finance the cost of any buy-outs or buy-downs of power contracts through the future issuance of securities in the capital markets.

     - Contract and asset disposition: seeking to sell power purchase contracts and generating assets, including the interest in the Vermont Yankee nuclear generating plant. Efforts to sell the Vermont Yankee plant and possibly purchase a portion of the power from the plant are already under way.

     - Cost-cutting: implementing cost-cutting measures to reduce cash flow requirements while maintaining safety and reliability standards.

     - Holding company: establishing a holding company to help the Company better organize its business.

     - Industry consolidation: evaluating possible consolidation with other Vermont electric distribution companies.

     - Regulatory settlement: seeking a comprehensive regulatory settlement that leads to long-term financial stability.

     - Energy efficiency activities: creating a state sponsored "energy-efficiency utility" to take over system-wide energy-efficiency services for electric customers.

     The Company believes that implementation of its Restructuring Plan is a critical element to improving its future financial performance and to providing its customers with more stable electric rates and the continuation of efficient and reliable electric service. The key contingency of the Company's Restructuring Plan is regulatory approval of a rate schedule that will allow the Company to recover the costs of the restructuring. See "Rate Establishment" below. If the financial restructuring described in this section is completed in conjunction with the deregulation of Vermont's electric industry described in "Electric Industry Restructuring," the Company anticipates that its utility financial performance and prospects will improve significantly.

Retail Choice

     The Company intends to file a petition with the PSB to establish retail access for its customers. The petition will:

     - confirm the Company's consent to providing its retail customers their choice of power suppliers;

     - seek a PSB order relieving the Company of its obligation to supply capacity and energy to consumers; and

     - establish the Company as the exclusive electric distribution provider within its service territory.

     The Company will also propose tariffs to establish open access and customer choice. All of these proposals would result in the Company giving up current exclusive rights to serve present customers' electricity requirements, except for distribution services, and allow competitive electricity sales for its electric customers in Vermont, as part of a global settlement with the regulators.

Renegotiation of Power Purchase Agreements

     The Company intends to reduce its future cost of power through the buy-out or buy-down of these power purchase agreements with Hydro-Quebec and the Vermont purchasing agent's contracts with independent power producers. The power purchase agreements accounted for approximately 38% of the Company's retail MWH needs in 1998. If the Company successfully renegotiates these agreements, and appropriate regulatory approvals are obtained, the Company intends to seek to finance the payments made to power suppliers with securities issued in the capital markets. This aspect of the Restructuring Plan would effectively create an unsecured on-balance sheet liability, and possibly an off-balance sheet liability for Vermont's independent power producers contracts, for the repayment of debt incurred to fund buy-downs or buy-outs for the above-market costs of the power purchase agreements. The Company believes that a successful re-negotiation would result in improved operating cash flow that would be adequate to service the obligations related to the purchased agreements and fund ongoing operations. Participants in the VJO, the Company included, are now negotiating the terms under which the agreements obligating (i) the VJO to buy power from Hydro-Quebec and (ii) VJO participants to buy their respective percentage commitments from the VJO can be restructured. There can be no assurances, however, that the Company will be successful in renegotiating these contracts or in completing the related financing.

     On August 3, 1999, the Company, Green Mountain Power, Citizens' Utilities and all of Vermont's 15 municipal utilities, filed a petition with the PSB requesting modification of the contracts between the independent power producers and the utilities. The petition is based on unique provisions of the existing contracts and PSB regulations that provide for modifications and alterations that serve the public interest. The petition outlines seven specific elements that, if implemented, should ultimately allow for the buy-out and buy-down of these contracts and reduce ratepayers' committed power costs.

Disposition of Certain Assets

     The Company is evaluating wholly owned and jointly owned generating sources to determine whether they should be sold, operated or shut down. On February 25, 1999, the Board of Directors of Vermont Yankee granted an exclusive right to AmerGen Energy Co. to conduct due diligence and negotiate a possible agreement to purchase the assets of Vermont Yankee.

     On August 2, 1999 Vermont Yankee received an unsolicited expression of interest from Entergy Nuclear, Inc. to buy Vermont Yankee's nuclear power plant. Vermont Yankee's owners, which includes the Company, intend to pursue parallel negotiations with the two potential purchasers with the objective of reaching a definitive agreement by October 1, 1999.

Creation of an Energy-Efficiency Utility

     On April 30, 1999, the Company entered into a Memorandum of Understanding, or MOU, with the DPS, for the creation of an energy-efficiency utility to provide state-wide demand-side management services. Subsequently, other Vermont utilities, as well as consumer interest groups, have endorsed the proposal. The MOU was filed with the PSB on April 30, 1999 for approval in Docket No. 5980 which was opened by the PSB to investigate the DPS's proposed Statewide Energy Efficiency Plan.

     If approved by the PSB, the MOU would resolve all issues now outstanding in Docket No. 5980 including the governance structure for the energy efficiency utility, the design of the energy efficiency utility programs and services, and the energy efficiency utility budgets. The MOU also resolves all claims based on alleged actions or failures to act prior to January 1, 2000 that we failed to satisfy our demand-side management obligations to customers under Vermont law and regulations. The PSB is currently considering the approval of the MOU which is expected during the third quarter of 1999. If approved by the PSB, the new energy efficiency delivery system would be in place beginning in the year 2000 and would replace services now provided to customers by the Company. In May 1999, the legislature approved, and in June the Governor of Vermont signed, legislation supportive of the MOU.

Consolidation

     The Company has signed individual confidentiality and cooperation agreements with Green Mountain Power, Citizens Utilities and Washington Electric Cooperative to permit an exchange of information to evaluate the possibility of consolidating Vermont utility operations. There have been no material developments as a result of these agreements.

Cost-Cutting Opportunities

     The Company has been actively pursuing cost-cutting opportunities to improve its financial performance. The Company estimates that its number of employees will have been reduced by 32% from 1993 through 2000.

Rate Establishment

     If the realization of other elements of the Company's Restructuring Plan begins, the Company will file petitions with the PSB for the establishment of rates that would provide for revenues in amounts sufficient to support the financings necessary to restructure its power supply portfolio in the above manner. It is essential that the PSB permits the Company to recover in rates an annual amount sufficient to cover costs, including those incurred in connection with various components of the Restructuring Plan.

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

     On January 19, 1998, Connecticut Valley and the Company filed with the Court for a temporary restraining order to maintain the status quo ante by staying the December 31, 1997 NHPUC Order and preventing the NHPUC from taking any action that (i) compromises cost-based rate making for Connecticut Valley or otherwise seeks to impose market price-based rate making on Connecticut Valley; (ii) interferes with the FERC's exclusive jurisdiction over the Company's pending application to recover wholesale stranded costs upon termination of its wholesale power contract with Connecticut Valley; or (iii) prevents Connecticut Valley from recovering through retail rates the stranded costs and purchased power costs that it incurs pursuant to its FERC-authorized wholesale rate schedule with the Company.

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

     On April 3, 1998, the Court held a hearing on the Companies' motion for a Temporary Restraining Order, or TRO, and Preliminary Injunction against the NHPUC at which time both the Companies and the NHPUC presented arguments. In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the Companies had established each of the prerequisites for preliminary injunctive relief and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule effective January 1, 1998 until further court order. Connecticut Valley received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998. On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction. The NHPUC's request for a stay was denied. At the same time, the NHPUC permitted Connecticut Valley to recover in rates the full cost of its wholesale power purchases from the Company.

     Also, on April 3, 1998, the Court indicated that its earlier TRO enjoining the NHPUC's restructuring orders applied to Connecticut Valley and prohibits the enforcement of the restructuring orders until the Court conducts a consolidated hearing and rules on the requests for permanent injunctive relief by plaintiff PSNH and the other utilities that had been allowed to intervene in these proceedings, including the Company and Connecticut Valley. The plaintiffs-intervenors thereafter filed a motion asking the Court to extend its stay of action by the NHPUC to implement restructuring and to make clear that the stay encompasses the NHPUC's order of March 20, 1998.

     As a result of these Court orders, Connecticut Valley's 1997 charges described above were reversed in the first quarter of 1998. Combined, the reversal of these charges increased first quarter 1998 net income and earnings per share of common stock by $4.5 million and $.39, respectively.

     On April 1, 1998, Citizens Bank of New Hampshire, or Bank, notified Connecticut Valley that it was in default of the Loan Agreement between the Bank and Connecticut Valley dated December 27, 1994 and that the Bank would exercise all of its remedies from and after May 5, 1998 in the event that the violations were not cured. After reversing the 1997 write-offs described above, Connecticut Valley was in compliance with the financial covenants associated with its $3.75 million loan with the Bank. As a result, Connecticut Valley satisfied the Bank's requirements for curing the violation.

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

     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the NHPUC issued an Order allowing Connecticut Valley to increase the proposed FAC rate of $.008 per KWH and the proposed PPCA rate of $.01000 per KWH rate on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC also ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Court Order should it be overturned or modified, which are included in the estimated total losses of $4.3 million discussed above.

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

    As a result of legal and regulatory actions discussed above, Connecticut Valley no longer qualified as of December 31, 1998 for the application of SFAS No. 71, and wrote-off in the fourth quarter of 1998 all its regulatory assets associated with its New Hampshire retail business estimated at approximately $1.3 million on a pre-tax basis at December 31, 1998. In addition, Connecticut Valley recorded estimated total losses of $4.3 million pre-tax during the fourth quarter of 1998 for disallowed power costs of $1.6 million and its refund obligations of $2.7 million. Company management, however, continues to believe that the NHPUC's actions are illegal and unconstitutional and will present its arguments in the appropriate forum.

     The pre-tax losses described above resulted in Connecticut Valley violating applicable covenants, which if not waived or renegotiated, would have allowed Connecticut Valley's lender the right to accelerate the repayment of a $3.75 million loan with Connecticut Valley. On March 12, 1999, Connecticut Valley was notified by the Bank that it would exercise appropriate remedies in connection with the violation of financial covenants associated with the $3.75 million loan agreement unless the violation was cured by April 11, 1999. To avoid default of this loan agreement, on April 6, 1999, pursuant to an agreement reached on March 26, 1999, the Company purchased from the Bank the $3.75 million note.

     On April 7, 1999, the Court ruled from the bench that the March 22, 1999 NHPUC Order requiring Connecticut Valley to provide a refund to its retail customers was illegal and beyond the NHPUC's authority. The Court also ruled that the NHPUC cannot reduce Connecticut Valley's rates below rates in effect at December 31, 1997. Accordingly, Connecticut Valley removed the rate refund from retail rates effective April 16, 1999. Lastly, the Court denied the NHPUC's motion to dissolve the injunction staying the implementation of its restructuring plan and stated its desire to rule on the pending motion for summary judgement and to conduct a hearing on the Company's request for a permanent injunction, after the NHPUC completes hearings on PSNH's stranded costs. The District Court's decision was issued as a written order on May 11, 1999.

     The NHPUC held a hearing on April 22, 1999 to determine whether to modify Connecticut Valley's 1999 power rates by returning the rates to the levels that were in effect on December 31, 1997. On May 17, 1999, the NHPUC issued an order requiring Connecticut Valley to set temporary rates at the level in effect as of December 31, 1997, subject to future reconciliation effective with bills issued on and after June 1, 1999.

     On May 24, 1999, the NHPUC filed a petition for mandamus in the Court of Appeals challenging the Court's May 11, 1999 ruling and seeking a decision allowing the refunds as required by the NHPUC's March 22, 1999 order. The Court of Appeals denied that petition on June 2, 1999. The NHPUC immediately filed a notice of appeal in the Court of Appeals again challenging the Court's May 11, 1999 ruling. A briefing schedule has been established that extends into early October 1999.

     On June 14, 1999, PSNH and various parties in New Hampshire announced that a "Memorandum of Understanding" had been reached that is intended to result in a detailed settlement proposal to the NHPUC that would resolve PSNH's claims against the NHPUC's restructuring plan. On July 6, 1999, PSNH petitioned the Court to stay its proceedings indefinitely while the proposed settlement is reviewed and approved by the NHPUC and the New Hampshire Legislature. On July 12, 1999 the Company and Connecticut Valley objected to any stay that would allow the NHPUC's rate freeze order to remain in effect for an extended period and asked the Court to proceed with prompt hearings on its summary judgement motion and trial on the merits. No further action has been scheduled by the Court.

FERC Proceedings

     The Company filed an application with the FERC in June 1997, to recover stranded costs in connection with its wholesale rate schedule with Connecticut Valley and a notice of cancellation of the Connecticut Valley rate schedule (contingent upon the recovery of the stranded costs that would result from the cancellation of this rate schedule). In December 1997, the FERC rejected the Company's proposal to recover stranded costs through the imposition of a surcharge on our transmission tariff, but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC denied the Company's motion for a rehearing regarding the surcharge proposal, so the Company filed a request with the FERC for an exit fee mechanism to collect the stranded costs resulting from the cancellation of the contract with Connecticut Valley. The stranded cost obligation sought to be recovered through an exit fee, expressed on a net present value basis as of January 1, 1999, is approximately $48.0 million. During April and May 1999, nine days of hearings were held at the FERC before an Administrative Law Judge, who will determine, among other things, whether Connecticut Valley qualifies for an exit fee, and if so, the amount of Connecticut Valley's stranded cost obligation to be paid to the Company as an exit fee. The ruling of the administrative law judge is expected later this year, and the FERC will act on the judge's recommendations sometime thereafter.

     If the Company is unable to obtain an order authorizing the recovery of costs in connection with the June 1997 FERC filing, the Company would be required to recognize a pre-tax loss under this contract totaling approximately $60.0 million on a pre-tax basis. The Company would also be required to write-off approximately $4.0 million (pre-tax)in regulatory assets associated with its wholesale business. The cash flow shortfall from the revenues would be approximately $6.0 million (pre-tax) annually. However, even if the Company obtains a FERC order authorizing the updated requested exit fee, if Connecticut Valley is unable to recover its costs by increasing its rates, Connecticut Valley would be required to recognize a loss under this contract of approximately $48.0 million (pre-tax).

     In addition to its efforts before the Court and FERC, Connecticut Valley has initiated efforts and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On September 14 and 15, 1998 the Company participated in a settlement conference with an Administrative Law Judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing.

     An adverse resolution of these proceedings would have a material adverse effect on the Company's results of operations and cash flows. However, the Company cannot predict the ultimate outcome of this matter.

     For further information on New Hampshire restructuring issues and other regulatory events in New Hampshire affecting the Company or Connecticut Valley and the 1997 and 1998 charges and reversals of the 1997 charges, see the Company's Current Reports on Form 8-K dated January 12, 1998, January 28, 1998, April 1, 1998 and February 1, 1999; the Company's Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 1998; and March 31, 1999. Also, Item 1. Business-New Hampshire Retail Rates, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Electric Industry Restructuring-New Hampshire and Item 8. Financial Statements and Supplementary Data-Note 13, Retail Rates-New Hampshire in the Company's 1998 and 1997 Annual Reports on Form 10-K.

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

     As described in Note 1 of Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont service territory and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $60.7 million on a pre-tax basis as of June 30, 1999. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

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

Forward Looking Statements

     This document contains statements that are forward looking. These statements are based on current expectations that are subject to risks and uncertainties. Actual results will depend, among other things, upon general economic and business conditions, weather, the actions of regulators, including the outcome of the litigation involving Connecticut Valley before the FERC and the Court and the Company's pending rate cases before the PSB and associated appeal to the Vermont Supreme Court, as well as other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission. The Company cannot predict the outcome of any of these proceedings or other factors.

               CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                      PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         On August 7, 1997, the Company and eight other non-operating owners of Millstone Unit No.3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company, both NU affiliates, and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Millstone Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

        Except as otherwise described under Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 2, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Items 2, 3 and 4

        None.

Item 5. Other Information.

        In May 1999, the City Council of the City of Claremont New Hampshire considered whether to publicly warn a vote to acquire the Company's facilities located in Claremont and to establish a municipal electric utility pursuant to N.H.R.S.A. Chapter 38 et. sec. By vote of six to three, the Council voted to proceed towards the establishment of a municipal electric utility and acquisition of Company facilities. This action will require that the City hold an election within one year of the Council's action to determine if a majority of the qualified voters will confirm the Council's decision. Should the Council's decision be confirmed by Claremont voters, the Council will have thirty days from the date of the confirming vote to notify the Company of its intention to purchase all or such portion of the Company's plant and property located within Claremont and such portion of the plant lying without the municipality as the public interest may require. The Company would thereafter have sixty days to reply to the City's inquiry. If there is no agreement between the Company and the City, Claremont may proceed to condemn the Company's facilities with proceedings before the New Hampshire Public Utilities Commission as provided for in Chapter 38 and the FERC as provided for in its Rule 35.26 (18CFR Chapter 1). The matter is scheduled to be presented to the citizens of Claremont for a vote in November 1999. The Company intends to vigorously pursue its rights.

Item 6. Exhibits and Reports on Form 8-K.

        (a) List of Exhibits

             4. Instruments defining the rights of security holders, including indentures

                 4-56.4 Fourth Amendment to Credit Agreement Dated as of May 25, 1999.

            10.  Material Contracts

                 A 10.90 Performance Share Incentive Plan dated effective January 1, 1999.

                A - compensation related plan, contract or arrangement

                27.   Financial Data Schedule

           (b)  Item 5.  There were no reports on Form 8-K for the quarter ended June 30, 1999.

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







Dated August 12, 1999