Form 10-Q
period 1999-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1999-11-12
CIK 18808

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


              x    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended    September 30, 1999



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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 29, 1999 there were outstanding 11,466,805 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the three and nine months ended September 30, 1999
             and 1998                                                      3


            Consolidated Balance Sheet as of September 30, 1999 and
             December 31, 1998                                             4


            Consolidated Statement of Cash Flows for the nine
             months ended September 30, 1999 and 1998                      5


            Notes to Consolidated Financial Statements                  6-15


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       16-41



PART II.  OTHER INFORMATION                                            42-43



SIGNATURE                                                                 44

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollars in thousands, except per share amounts)
                                            (Unaudited)


                                        Three Months Ended      Nine Months Ended
                                           September 30            September 30
                                           1999         1998      1999       1998
Operating Revenues                    $113,221      $69,522    $305,002   $219,886
Operating Expenses
  Operation
    Purchased power                     79,538       42,196     192,472    127,784
    Production and transmission          5,996        5,925      16,756     17,279
    Other operation                      2,932        9,955      36,166     32,808
  Maintenance                            5,660        3,767      12,700     11,421
  Depreciation                           4,308        4,145      12,705     12,603
  Other taxes, principally property
    taxes                                2,952        2,779       8,854      8,623
  Taxes on income                           77         (176)      7,872      1,837
                                      ---------     --------   ---------  ---------
  Total operating expenses             111,463       68,591     287,525    212,355
                                      ---------     --------   ---------  ---------

Operating Income                         1,758          931      17,477      7,531
                                      ---------     --------   ---------  ---------

Other Income and Deductions
  Equity in earnings of affiliates         699          808       2,204      2,384
  Other income, net                        146          754       1,436      1,714
  Benefit (provision) for income taxes       4          (62)       (258)       -
                                      ---------     --------   ---------  ---------
  Total other income and deductions, net   849        1,500       3,382      4,098
                                      ---------     --------   ---------  ---------

Total Operating and Other Income         2,607        2,431      20,859     11,629
                                       ---------     --------   ---------  ---------


Net Interest Expense                     2,197        2,660       7,303      7,919
                                      ---------     --------   ---------  ---------

Net Income (Loss) Before Extraordinary
 Credit                                    410         (229)     13,556      3,710
Extraordinary Credit Net of Taxes           -            -          -          873
                                      ---------     --------   ---------  ---------

Net Income (Loss)                          410         (229)     13,556      4,583

Retained Earnings at Beginning of
 Period                                 77,436       74,646      67,748     75,841
                                      ---------     --------   ---------  ---------

Cash Dividends Declared
  Preferred stock                          466          486       1,397      1,459
  Common stock                           5,043           48       7,570      5,082
                                      ---------     --------   ---------  ---------
  Total dividends declared               5,509          534       8,967      6,541
                                      ---------     --------   ---------  ---------
Retained Earnings at End of Period     $72,337      $73,883     $72,337    $73,883
                                      =========     ========   ========= =========
Earnings (Losses) Available For
 Common Stock                             $(56)       $(715)   $ 12,159   $  3,124
Average Shares of Common Stock
 Outstanding                        11,463,019   11,448,585  11,462,196 11,432,844
Basic and Diluted Share of Common Stock:
 Earnings (losses) before extraordinary
  credit                                   $.00        $(.06)     $1.06       $.19
 Extraordinary credit                      -            -             -        .08
                                      ---------     ---------  --------- ----------
Earnings (Losses) Per Basic and Diluted
 Share of Common Stock                     $.00        $(.06)     $1.06       $.27
                                      =========     =========  ========  =========

Dividends Paid Per Share of Common Stock   $.22         $.22       $.66       $.66

The accompanying notes are an integral part of these consolidated financial statements.

                 CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                     (Dollars in thousands)
                                           (Unaudited)
                                                     September 30  December 31
                                                          1999         1998
Assets
Utility Plant, at original cost                        $475,068     $469,204
  Less accumulated depreciation                         171,426      160,666
                                                       --------     --------
                                                        303,642      308,538
  Construction work in progress                          10,000       10,461
  Nuclear fuel, net                                       1,252          948
                                                       --------     --------
  Net utility plant                                     314,894      319,947
                                                       --------     --------
Investments and Other Assets
  Investments in affiliates, at equity                   25,660       26,142
  Non-utility investments                                37,410       35,896
  Non-utility property, less accumulated depreciation     2,568        2,920
                                                       --------     --------
  Total investments and other assets                     65,638       64,958
                                                       --------     --------
Current Assets
  Cash and cash equivalents                              66,262       10,051
  Special deposits                                          397          424
  Accounts receivable, less allowance for uncollectible
   accounts ($1,262 in 1999 and $2,242 in 1998)          39,231       29,224
  Unbilled revenues                                      12,876       18,677
  Materials and supplies, at average cost                 3,729        3,746
  Prepayments                                             2,903        1,881
  Other current assets                                    6,053        9,768
                                                       --------     --------
  Total current assets                                  131,451       73,771
                                                       --------     --------
Regulatory Assets                                        59,046       66,719
                                                       --------     --------
Other Deferred Charges                                    5,625        4,887
                                                       --------     --------
Total Assets                                           $576,654     $530,282
                                                       ========     ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares    $ 70,715     $ 70,715
  Other paid-in capital                                  45,334       45,318
  Accumulated other comprehensive income                   (365)        (365)
  Treasury stock (322,829 shares and
   324,717 shares, respectively, at cost)                (4,209)      (4,234)
  Retained earnings                                      72,337       67,748
                                                       ---------    ---------
  Total common stock equity                             183,812      179,182
  Preferred and preference stock                          8,054        8,054
  Preferred stock with sinking fund requirements         17,000       18,000
  Long-term debt                                        166,400       90,077
  Capital lease obligations                              15,330       16,141
                                                       ---------    ---------
  Total capitalization                                  390,596      311,454
                                                       ---------    ---------
Current Liabilities
  Short-term debt                                        12,000       37,000
  Current portion of long-term debt and preferred stock   4,183        6,773
  Accounts payable                                       16,867       11,589
  Accounts payable - affiliates                           8,788       11,784
  Accrued income taxes                                      -          2,975
  Dividends declared                                      2,988        2,521
  Nuclear decommissioning costs                           4,820        4,820
  Disallowed purchased power costs                        1,840        7,361
  Other current liabilities                              19,700       17,403
                                                       ---------    ---------
  Total current liabilities                              71,186      102,226
                                                       ---------    ---------
Deferred Credits
  Deferred income taxes                                  49,787       47,581
  Deferred investment tax credits                         6,537        6,831
  Nuclear decommissioning costs                          19,918       23,239
  Other deferred credits                                 38,630       38,951
                                                       ---------    ---------
  Total deferred credits                                114,872      116,602
                                                       ---------    ---------
Total Capitalization and Liabilities                   $576,654     $530,282
                                                       =========    =========
The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                            (Unaudited)


                                                           Nine Months Ended
                                                              September 30
                                                            1999        1998
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $13,556      $4,583
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Equity in earnings of affiliates                    (2,204)     (2,383)
       Dividends received from affiliates                   2,591       2,595
       Equity in earnings of non-utility investments       (1,146)     (5,094)
       Distribution of earnings from non-utility
        investments                                         2,906       2,953
       Extraordinary credit                                   -        (1,294)
       Depreciation                                        12,705      12,603
       Deferred income taxes and investment tax credits     2,884       2,427
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            1,575      (2,838)
       Amortization of conservation and load management
        costs                                               5,080       4,226
       Amortization of capital leases                         811         811
       Decrease in accounts receivable and unbilled
        revenues                                            3,461       9,485
       Increase (decrease)in accounts payable               2,415        (941)
       Decrease in accrued income taxes                    (2,975)     (9,606)
       Change in other working capital items               (8,102)     (4,411)
       Other, net                                          (1,462)      3,727
                                                          --------    --------
     Net cash provided by operating activities             32,095      16,843
                                                          --------    --------

  Investing Activities
     Construction and plant expenditures                   (9,209)    (11,550)
     Conservation & load management expenditures           (2,118)     (1,857)
     Return of capital                                        140         140
     Non-utility investments                               (3,305)       (102)
     Other investments, net                                   162        (234)
                                                          --------    --------
     Net cash used for investing activities               (14,330)    (13,603)
                                                          --------    --------

  Financing Activities
     Short-term debt, net                                 (28,750)       (650)
     Long-term debt, net                                   76,483         (15)
     Common and preferred dividends paid                   (8,496)     (8,513)
     Reduction in capital lease obligations                  (811)       (811)
     Sale of common stock                                      25         451
     Other                                                     (5)        (54)
                                                          --------    --------
     Net cash provided (used) for financing activities     38,446      (9,592)
                                                          --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents       56,211      (6,352)
Cash and Cash Equivalents at Beginning of Period           10,051      16,506
                                                          --------    --------

Cash and Cash Equivalents at End of Period                $66,262     $10,154
                                                          ========    ========

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 5,490     $ 5,534
    Income taxes (net of refunds)                         $ 9,717     $ 9,940

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                September 30, 1999


Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Notes 1 and 15 of Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.

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

     In response to the Company's filing, the PSB decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company made a filing with the PSB stating that the PSB as well as other parties should be barred from reviewing past decisions because the PSB already examined the Company's decision to buy power from Hydro-Quebec in a 1994 rate case in which the Company was penalized for "improvident power supply management." During February 1998, the Department of Public Service, or DPS, filed testimony in opposition to the Company's retail rate increase request. The DPS recommended that the PSB instead reduce the Company's then current retail rates by 2.5% or $5.7 million. The Company sought, and the PSB granted, permission to stay this rate case and to file an interlocutory appeal of the PSB's denial of the Company's motion to preclude a re-examination of the Company's Hydro-Quebec contract in 1991. The Company recently argued its position before the Vermont Supreme Court. Although the Vermont Supreme Court has not yet rendered a decision and it is uncertain when a decision is forthcoming, a decision by the end of 1999 is possible.

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

     The 4.7% rate increase is subject to retroactive or prospective adjustment upon future resolution of issues arising under the Vermont Joint Owners, or VJO, Power Contract presently before the Vermont Supreme Court. The agreement temporarily disallows approximately $7.4 million for the Company's purchased power costs under the VJO Power Contract pending resolution of the issues before the Vermont Supreme Court. As a result of the 4.7% rate increase agreement, during the fourth quarter of 1998, the Company recorded a pre-tax loss of $7.4 million for disallowed purchased power costs, representing the Company's estimated under-recovery of power costs under the VJO Power Contract for calendar year 1999. If in the future, the Company is unable to increase rates to recover the temporary disallowed purchased power costs under the VJO power contract or otherwise mitigate these costs, the Company would be required to record losses for any estimated future under recovery. At this time, the Company does not believe that such a loss is probable.

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

     Assuming an unfavorable Vermont Supreme Court ruling and depending on the methodology subsequently used by the PSB to determine the amount of any disallowance, the amount of any permanent disallowance, it could be more or less than the $7.4 million temporary disallowance. However, if the Company receives an unfavorable ruling from the Vermont Supreme Court and the PSB subsequently issues a final rate order adopting the disallowance methodology used to determine the temporary Hydro-Quebec disallowance described above for the duration of the VJO Power Contract, the Company would not be able to recover approximately $205.0 million of power costs over the life of the contract, including $11.5 million in 2000, $11.6 million in 2001, $11.7 million in 2002, $11.9 in million
2003 and $12.1 million in 2004. In such an event, the Company would be required to take an immediate charge to earnings of approximately $205.0 million (pre-tax). Such an outcome could jeopardize the Company's ability to continue as a going concern.

New Hampshire Retail Rate/Federal Court Proceedings

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

     On July 23, 1998, the NHPUC issued an order vacating that portion of its February 27, 1997 restructuring order that had directed Connecticut Valley to terminate its RS-2 wholesale power purchases from the Company. The NHPUC has expressly stated in federal court filings that its July 23, 1998 order "clarified that Connecticut Valley should not terminate the RS-2 Rate Schedule if such termination would trigger the exit fee" for which the Conpany has sought authorization from FERC.

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

     On May 24, 1999, the NHPUC filed a petition for mandamus in the Court of Appeals challenging the Court's May 11, 1999 ruling and seeking a decision allowing the refunds as required by the NHPUC's March 22, 1999 order. The Court of Appeals denied that petition on June 2, 1999. The NHPUC immediately filed a notice of appeal in the Court of Appeals again challenging the Court's May 11, 1999 ruling. In that appeal, the Company and Connecticut Valley contend, among other things, that it is unfair for the NHPUC to direct Connecticut Valley to continue to purchase wholesale power under RS-2 in order to avoid the triggering of a FERC exit fee, but at the same time to freeze Connecticut Valley's rates at their December 31, 1997 level which does not enable Connecticut Valley to recover all of its RS-2 costs. The appeal is fully briefed, and oral argument is expected to be held in January or February, 2000.

     On June 14, 1999, PSNH and various parties in New Hampshire announced that a "Memorandum of Understanding" had been reached that is intended to result in a detailed settlement proposal to the NHPUC that would resolve PSNH's claims against the NHPUC's restructuring plan. On July 6, 1999, PSNH petitioned the Court to stay its proceedings indefinitely while the proposed settlement is reviewed and approved by the NHPUC and the New Hampshire Legislature. On July 12, 1999, the Company and Connecticut Valley objected to any stay that would allow the NHPUC's rate freeze order to remain in effect for an extended period and asked the Court to proceed with prompt hearings on its summary judgement motion and trial on the merits. On October 20, 1999 the Court heard oral arguments pertaining to the pretrial motions of the Company and the NHPUC for summary judgement and dismissal, respectively. The Court took the matters under advisement and indicated that a written order would ensue.

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

     If the Company is unable to obtain an order authorizing the recovery of costs in connection with the June 1997 FERC filing or in the Federal Court, it is possible that the Company would be required to recognize a pre-tax loss under this contract totaling approximately $60.0 million on a pre-tax basis. The Company would also be required to write-off approximately $4.0 million (pre-tax) in regulatory assets associated with its wholesale business. However, even if the Company obtains a FERC order authorizing the updated requested exit fee, if Connecticut Valley is unable to recover its costs by increasing its rates, Connecticut Valley would be required to recognize a loss under this contract of approximately $48.0 million (pre-tax) representing future underrecovery of power costs.

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

     The accounting policies of the operating segments are the same as those described in Notes 1 and 15 to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Intersegment revenues include sales of purchased power to Connecticut Valley and revenues for support services to Connecticut Valley, Catamount and SmartEnergy. These intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on standalone operating segment net income.

Financial information by industry segment for the three and nine months ended September 30, 1999 and 1998, is as follows (dollars in thousands):

                                                           Reclassifications
                      Central Vermont Connecticut Valley             All     & Consolidating
                                Vermont        New Hampshire   Catamount Other<F1>     Entries      Consolidated

                            --------------- ------------------ --------- -------- ----------------- ------------
Three Months Ended September 30
     1999
Revenues from external
 customers                    $108,813          $ 4,408        $   140  $ 1,097       $(1,237)       $113,221
Intersegment revenues            2,858              -               -        -         (2,858)              -
Net income (loss)                  459              159            334     (542)           -              410
Total assets                   520,374           12,247         41,298    9,107        (6,372)        576,654

     1998
Revenues from external
 customers                    $ 64,348          $ 5,176        $   193  $   448        $ (643)       $ 69,522
Intersegment revenues            2,994              -               -        -         (2,994)              -
Net income (loss)                 (697)              51            799     (382)           -             (229)
Total assets                   462,563           13,081         42,768    3,708        (4,939)        517,181

                                                                 Reclassifications
                      Central Vermont Connecticut Valley             All     & Consolidating
                                Vermont        New Hampshire   Catamount Other<F1>     Entries      Consolidated
                            --------------- ------------------ --------- -------- ----------------- ------------
Nine Months Ended September 30
     1999
     ----
Revenues from external
 customers                    $289,293          $15,710        $   436  $ 5,383       $(5,820)        $305,002
Intersegment revenues            9,313               -              -        -         (9,313)               -
Net income (loss)               12,558              483          1,247     (732)          -             13,556
Total assets                   520,374           12,247         41,298    9,107        (6,372)         576,654

     1998
     ----
Revenues from external
 customers                    $203,564          $16,325        $   327  $ 1,395       $(1,725)        $219,886
Intersegment revenues            9,768               -              -        -         (9,768)               -
Net income (loss)                 (758)           4,508          2,075   (1,242)          -              4,583
Total assets                   462,563           13,081         42,768    3,708        (4,939)         517,181

<F1>Includes segments below the quantitative threshold for separate disclosure.

Note 5 - Investment in Vermont Yankee Nuclear Power Corporation

     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information for Vermont Yankee Nuclear Power Corporation follows:

                             Three Months Ended      Nine Months Ended
                                September 30            September 30
                             1999        1998         1999      1998

Operating revenues           $49,029    $43,186     $139,182    $152,269
Operating income             $ 3,651    $ 3,929     $ 11,044    $ 11,639
Net income                   $ 1,580    $ 1,816     $  4,874    $  5,324
Company's equity in
 net income                  $463       $594       $  1,504    $  1,643

     On October 15, 1999 the Company and the other owners of Vermont Yankee accepted a bid for sale of the plant to AmerGen Energy Co., which is owned by PECO Energy Company and British Energy. This transaction will also involve the Company entering into a contract to purchase a portion of the power produced by this plant. The Vermont Yankee sale needs to be approved by various state and federal regulatory bodies. If the Company receives necessary approvals the transaction is expected to be completed by Summer 2000.

         CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  September 30, 1999


Earnings Overview

     The Company recorded losses available for common stock of $56,000, or $.00 per share of common stock for the third quarter of 1999, compared to a net loss of $715,000, or a loss of $.06 per share of common stock, for the third quarter of 1998. Due to the Company's winter sales peak and higher winter rates, the Company normally experiences losses in the second and third quarters when sales are lower and rates are reduced.

     Improved third quarter 1999 earnings compared to the third quarter of 1998 resulted primarily from higher retail revenues associated with the positive impact of a 4.7% temporary Vermont rate increase ($1.7 million after-tax, or $.15 per share of common stock) as well as a 4.4% increase in retail mWh sales ($1.4 million after-tax, or $.12 per share of common stock.) These increases are partially offset by higher operating and maintenance costs of $2.4 million after-tax, or $.22 per share of common stock, caused primarily by Hurricane Floyd during September 1999 as well as increased regulatory and legal costs.

     For the nine months ended September 30, 1999, earnings available for common stock were $12.2 million compared to $3.1 million in 1998. Earnings per share of common stock for these respective periods were $1.06 and $.27.

     Increased earnings for the nine months of 1999 reflect the positive impact of a 4.7% temporary Vermont rate increase ($5.4 million after-tax, or $.47 per share of common stock) as well as a 2.9% increase in retail mWh sales.

     Other factors affecting results for 1999, including the positive affect of lower net power costs, are described in Results of Operations below.

     The 1998 nine months reflect the positive impact of reversing Connecticut Valley Electric Company Inc.'s, or Connecticut Valley's fourth quarter 1997 after-tax charges of $4.5 million or $.39 per share of common stock.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and mWh Sales

     A summary of mWh sales and operating revenues for the three and nine months ended September 30, 1999 and 1998 (and the related percentage changes from 1998) is set forth below:


                                                     Three Months Ended September 30
                                                       Percentage                     Percentage
                                          mWh           Increase    Revenues (000's)   Increase
                                     1999     1998     (Decrease)     1999     1998   (Decrease)

       Residential                  225,927  215,475      4.9       $26,907  $24,894     8.1
       Commercial                   246,269  242,033      1.8        25,625   24,310     5.4
       Industrial                   109,445   99,229     10.3         7,739    6,888    12.4
       Other retail                   1,579    1,799    (12.2)          454      488    (7.0)
                                  ---------  -------                -------  -------
         Total retail sales         583,220  558,536      4.4        60,725   56,580     7.3
                                  ---------  -------                -------  -------
       Resale sales:
         Firm                           307      492    (37.6)           37       24    54.2
         Entitlement                 99,354   93,320      6.5         5,017    4,562    10.0
         Other                    1,153,598  264,571    336.0        45,441    7,145   536.0
                                  ---------  -------               --------  -------
           Total resale sales     1,253,259  358,383    249.7        50,495   11,731   330.4
                                  ---------  -------               --------  -------
       Other revenues                   -        -         -          2,001    1,211    65.2
                                  --------- --------               --------  -------
         Total sales              1,836,479  916,919    100.3      $113,221  $69,522    62.9
                                  ========= ========               ========  =======



                                                     Nine Months Ended September 30
                                                       Percentage                     Percentage
                                          mWh           Increase     Revenues (000's)  Increase
                                     1999     1998     (Decrease)     1999      1998  (Decrease)

       Residential                  712,872    692,304      3.0       $90,759  $84,499     7.4
       Commercial                   709,703    694,801      2.1        79,653   74,953     6.3
       Industrial                   322,238    307,647      4.7        26,317   24,344     8.1
       Other retail                   4,688      5,364    (12.6)        1,343    1,457    (7.8)
                                  ---------  ---------                -------  -------
         Total retail sales       1,749,501  1,700,116      2.9       198,072  185,253     6.9
                                  ---------  ---------                -------  -------
       Resale sales:
         Firm                         1,653      1,617      2.2           116       61    90.2
         Entitlement                280,614    229,076     22.5        14,964   14,825      .9
         Other                    2,642,182    578,741    356.5        87,697   15,966   449.3
                                  ---------  ---------               -------- --------
           Total resale sales     2,924,449    809,434    261.3       102,777   30,852   233.1
                                  ---------  ---------               -------- --------
       Other revenues                   -          -         -          4,153    3,781     9.8
                                  ---------  ---------               -------- --------
         Total sales              4,673,950  2,509,550     86.2      $305,002 $219,886    38.7
                                  ========= ==========               ======== ========

     Retail revenues increased $4.1 million or 7.3% compared to last year. This increase results from a 4.7% temporary retail rate increase and 4.4% higher mWh sales in the 1999 third quarter as compared to the same period in 1998.

     For the nine months ended September 30, 1999, retail mWh sales increased 2.9% reflecting a return to normal winter weather compared to 1998.

     Retail revenues increased $12.8 million or 6.9% for the nine months of 1999 compared to last year. This increase is due to the 4.7% temporary retail rate increase discussed above and the impact of higher mWh sales.

     For the 1999 third quarter and nine months, entitlement mWh sales increased 6.5% and 22.5% respectively and related revenues increased 10.0% and .9% respectively compared to the same periods last year. This increase results primarily from the Vermont Yankee extended refueling outage in 1998.

     Other 1999 resale sales increased 889,027 mWh ($38.3 million) and 2,063,441 mWh ($71.7 million) for the third quarter and nine months, respectively, primarily as a result of activity by the Company through its alliance with Virginia Power in jointly supplying wholesale power in the Northeast and Mid-Atlantic states. In the third quarter of 1999 the Company decided to discontinue this alliance because the Company believes the risks associated with this relationship outweigh the potential rewards.

     Other revenues increased for the third quarter and nine months of 1999 primarily due to reimbursement of net power margins associated with the Virginia Power Alliance discussed above.


Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three and nine months ended September 30, 1999 and 1998 are as follows (dollars in thousands):

                                              Three Months Ended September 30

                                                          1999                     1998
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                   734      $21,870          543     $24,106
      Energy (mWh)                              1,799,373       57,669      869,234      18,090
                                                               -------                  -------
         Total purchased power costs                            79,539                   42,196
    Production fuel (mWh)                          87,035        1,208       96,602         612
                                                               -------                  -------
         Total purchased power and
          production fuel costs                                 80,747                   42,808
    Entitlement and other resale sales (mWh)    1,252,952       50,458      357,891      11,707
                                                               -------                  -------
         Net purchased power and production
          fuel costs                                           $30,289                  $31,101
                                                               =======                  =======


                                                             Nine Months Ended September 30

                                                          1999                     1998
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (MW)                                   856     $ 66,781          559     $71,221
      Energy (mWh)                              4,543,993      125,691    2,408,734      56,563
                                                              --------                 --------
         Total purchased power costs                           192,472                  127,784
    Production fuel (mWh)                         292,651        2,554      243,214       1,521
                                                              --------                 --------
         Total purchased power and
          production fuel costs                                195,026                  129,305
    Less entitlement and
      other resale sales (mWh)                  2,922,796      102,661      807,817      30,791
                                                               -------                  -------
         Net purchased power and production
          fuel costs                                           $92,365                  $98,514
                                                               =======                  =======


     Net purchased power and production fuel costs decreased $2.3 million, or 7.4% for the third quarter of 1999 compared to the third quarter of 1998 primarily as the result of better performance at Millstone Unit No. 3 and at the Vermont Yankee nuclear power plant. The 1999 third quarter also reflects the positive impact of $1.8 million (pre-tax) as the result of recognizing disallowed Hydro-Quebec power costs during the fourth quarter of 1998.

     For the nine months ended September 30, 1999, net purchased power and production fuel costs decreased $6.1 million or 6.2% compared to the same period in 1998 resulting from better performance at Millstone Unit No. 3 and at the Vermont Yankee nuclear power plant.

     Energy purchases increased $39.6 million for the 1999 third quarter and $69.1 million for the nine moths ended September 30, 1999. These increases primarily relate to the Virginia Power Alliance and were offset by increases in other resale sales described above.

     In addition, nine months ended September 30, 1999 reflects the positive impact of $5.5 million (pre-tax) as the result of recognizing disallowed Hydro-Quebec power costs during the fourth quarter of 1998. The 1998 nine months ended September 30 reflect the positive impact of reversing Connecticut Valley's fourth quarter 1997 charge of $5.5 million pre-tax.

Generating Units

     The Company owns and operates 20 hydroelectric generating units and two gas turbines and one diesel peaking unit with a combined nameplate capability of 73.7 MW.

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

     The Company has equity ownership interests in four nuclear generating companies: Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic. In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 MW wood, gas and oil-fired unit; Wyman #4, a 619 MW oil fired unit; and Millstone Unit No. 3, an 1149 MW nuclear unit. (Also see Vermont Yankee below.)

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

Millstone Unit No. 3

     Millstone Unit No. 3 resumed operation in June 1998 after a lengthy outage, and accordingly, production fuel costs increased for the nine months of 1999 compared to the same period in 1998.

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

     On September 15, 1999, NU announced that is intends to acution its nuclear generating plants, including Millstone Unit No. 3. We cannot predict at this time the effect of such an auction, if it occurs, on the Company or on the ongoing litigation.

     On October 27, 1999, NU and New England Power Company, or NEP, disclosed that NU had reached an agreement with NEP and Montaup Electric Company, or MEC, two of the non-operating minority joint owners, to settle their claims in the arbitration and lawsuits. The settlement involves payment of fixed and contingent amounts to NEP and MEC and the inclusion of their Millstone Unit No. 3 interests in NU's auction of the plant. The other non-operating minority joint owners, including the Company, remain active in the arbitration and lawsuits and in seeking to settle our claims against NU.

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

Maine Yankee, Connecticut Yankee and Yankee Atomic Decommissioning Costs

     Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation is estimated to be $14.1 million, $9.0 million and $1.6 million, respectively, at September 30, 1999. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and nuclear decommissioning costs (current and non-current). Although the estimated costs of decommissioning are subject to change due to changing technologies and regulations, the Company expects that the nuclear generating companies' liability for decommissioning, including any future changes in the liability, will be recovered in their rates over their operating or license lives.

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

Vermont Yankee

     On October 9, 1996 the Nuclear Regulatory Commission (NRC) issued an industry-wide information request to nuclear operators in the United States, including Vermont Yankee. The NRC was concerned that NRC inspections and reviews at a number of plants had turned up discrepancies between those plants' original designs and their actual configurations and operating procedures. The NRC required information from each plant, including Vermont Yankee, that would provide the NRC added confidence and assurance that the plants are operated and maintained within their design basis and any deviations are reconciled in a timely manner. On February 14, 1997, Vermont Yankee filed its initial response with the NRC, concluding that "Vermont Yankee's overall performance in the areas of design and configuration control is fundamentally sound."

     The most recent Plant Performance Review (April 9, 1999) issued by the NRC states that (i) engineering programs, including Design Basis Documentation development were being implemented well, (ii)Design Basis Documentation item resolution presents a challenge to the engineering work force, and (iii) an inspection will be conducted in the future specifically looking at the resolution of Design Basis Documentation program identified discrepancies. The design analysis will be completed in 2000.

     The Design Basis Documentation project, or Project initiated by Vermont Yankee during 1996 is expected to be completed in 2000. The Company's 35% share of the total cost for this Project is expected to be between $5.5 million and $6.2 million. Such costs are being deferred by Vermont Yankee and amortized over the remaining license life of the plant.

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

     On October 15, 1999 the Company and the other owners of Vermont Yankee accepted a bid for sale of the plant to AmerGen Energy Co., which is owned by PECO Energy Company and British Energy. This transaction will also involve the Company entering into a contract to purchase a portion of the power produced by this plant. The Vermont Yankee sale needs to be approved by various state and federal regulatory bodies. If the Company receives necessary approvals, the transaction is expected to be completed by Summer 2000.

     Before final closing, the deal will require various regulatory approvals including the Federal Energy Regulatory Commission, the Nuclear Regulatory Commission, the Securities and Exchange Commission and the Vermont Public Service Board. The sale of the boiling water reactor has been the subject of negotiation between Vermont Yankee's owners and AmerGen since February 1999.

     Assuming a final closing date for the transaction of July 1, 2000, AmerGen will pay Vermont Yankee about $23.5 million for the plant and property and will assume full responsibility and liability for operating and ultimately decommissioning the nuclear station.

     As a condition of the sale, Vermont Yankee's current owners will make a one-time payment of $54.3 million to pre-pay the plant's decommissioning fund at $313 million. In return, AmerGen will assume full responsibility for all future operating costs and the estimated $800 million price tag for decommissioning the plant at the end of its operating license in 2012.

Cogeneration/Small Power Qualifying Facilities

     A number of small power producers using hydroelectric, biomass, and refuse-burning generation are currently producing energy that the Company is purchasing. The majority of these purchases are made from a state appointed purchasing agent which purchases and redistributes the power to all Vermont utilities. For the three and nine months ended September 30, 1999, the Company received 36,973 mWh and 137,662 mWh, respectively, from these sources for which the Company paid $3.7 million and $15.0 million, respectively.

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

     On September 3, 1999, the PSB responded to the Company's petition by opening a formal investigation regarding these contracts. Shortly thereafter, Citizens Utilities Hardwick Electric Department and the Burlington Electric Department notified parties that they were withdrawing from the petition but they will participate in the case as a non-moving party. At this time, the Company cannot predict the outcome of this proceeding which remains at a preliminary status before the Public Service Board.

Production and Transmission

     As a result of a settled transmission contract dispute between NEPOOL, representing various New England utilities and Hydro-Quebec, production and transmission expenses decreased approximately $.5 million for the nine months ended September 30,1999 compared to the same period in 1998, partially offset by higher fuel costs related to the Company's joint ownership units.

Other Operation

     The increase in other operation expenses of approximately $3.0 million and $3.4 million for the third quarter of 1999 and for the nine months ended September 30, 1999, respectively, results primarily from increased regulatory and legal costs as well as increased conservation and load management costs.

Maintenance

     Maintenance expenses increased approximately $1.9 million and $1.3 million for the third quarter of 1999 and for the nine months ended September 30, 1999, respectively. The increase is primarily from higher maintenance costs related to Hurricane Floyd during September 1999 as well as increased maintenance costs related to Millstone Unit No. 3. Maintenance costs for 1998 include the severe ice storm in January 1998.

     The increase in maintenance expenses of approximately $1.9 million and $1.3 million for the first nine months of 1999 results primarily from the severe ice storm in January 1998 partially offset by increased maintenance costs related to Millstone Unit No. 3.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings. The increase in total income tax expense for the third quarter and nine months ended September 30, 1999 results primarily from an increase in pre-tax earnings for the period.

Other Income and Deductions

     The decrease in Other Income and Deductions of $.7 million for the third quarter and nine months of 1999, respectively, is due to lower equity income from non-utility subsidiary companies.

Net Interest Expense

     The decrease in net interest expense of $.5 million and $.6 million for the third quarter and nine months of 1999, respectively, is due to the retirement of long-term debt in December 1998, resulting in a decrease of $1.6 million partially offset by an increase of $.9 million in interest expense related to short-term borrowings.

Extraordinary Credit

     The 1998 extraordinary credit net of taxes of approximately $.9 million represents a reversal of a charge of a like amount taken in the fourth quarter of 1997.

Dividends Declared

     The increase in common dividends declared results from an early declaration made in September 1999 for the quarterly dividend paid on November 15, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash flow provided by operating activities generated $32.1 million and $16.8 million for the nine months ended September 30, 1999 and 1998, respectively. The increase is primarily due to improved cash earnings, and the extended refueling outage at the Vermont Yankee Nuclear Power Plant during 1998.

     The Company ended the nine months of 1999 with cash and cash equivalents of $66.3 million, an increase of $56.2 million from the beginning of the year. The increase in cash for the nine months of 1999 was the result of $32.1 million provided by operating activities, $38.4 million provided by financing activities, offset by $14.3 million used for investing activities.

     Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided $29.1 million. About $3.0 million of cash was provided by working capital and other operating activities.

     Investing Activities - Construction and plant expenditures consumed approximately $9.2 million, while $5.1 million was used for C&LM programs and non-utility investments.

     Financing Activities - Dividends paid on common stock were $7.6 million while preferred dividends were $.9 million and reduction in capital lease obligations required $.8 million. Reduction in short-term debt was $28.8 million and issuance of long-term debt provided $76.5 million.

     The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financings and market conditions.

     On July 30, 1999 the Company sold $75.0 million aggregate principal amount of 8 1/8% Second Mortgage Bonds due 2004 at a price of 99.915% in accordance with Securities and Exchange Commission Rule 144A. The net proceeds of the offering were used to repay $15.0 million of outstanding loans under the Company's revolving credit facility and are expected to be used for other general corporate purposes relative to the Company's utility business. In addition, the Company canceled its $40.0 million revolving credit facility. The bonds have not yet been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration under such Act or applicable exemption from the registration requirements.

     The Company has an aggregate of $16.9 million of letters of credit with termination dates that have been extended to May 31, 2000 with renewal options through November 5, 2002. In addition, the Company has a $12.0 million accounts receivable facility that matures on November 29, 1999. Our intent is to pay off this facility when it matures.

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

     On February 2, 1999, Standard & Poor's Corporation, or Standard & Poor's lowered its corporate credit rating on the Company to triple 'B' minus from triple 'B', the senior secured rating to triple 'B' plus from single 'A' minus, and the preferred stock rating to double 'B' plus from triple 'B' minus. However, on February 17, 1999, Standard & Poor's rating on the Company's preferred stock was automatically reduced to double 'B' in response to a global policy change in the way Standard & Poor's rates preferred stock. In addition, the ratings were also placed on CreditWatch with negative implications.

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

     On July 16, 1999, Standard & Poor's assigned its triple-'B'- minus rating to the Company's then proposed $75.0 million second mortgage bonds. Concurrently, the bonds were placed on CreditWatch with negative implications.

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

     On July 16, 1999 Duff & Phelps lowered the preferred stock rating to 'BB+' (Double-B-plus) from 'BBB-' (Triple-B-minus) to reflect the new $75.0 million issuance of second mortgage bonds. Duff & Phelps credit ratings remain at 'BBB' (Triple-B) for first mortgage bonds.

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

     The Company cannot assure that its business will generate sufficient cash flow from operations or that future borrowings will be available to the Company in an amount sufficient to enable the Company to pay its indebtedness, including the $75.0 million second mortgage bonds when due, or to fund its other liquidity needs. The Company's ability to repay its indebtedness is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond its control. The type, timing and terms of future financing that the Company may need will be dependent upon its cash needs, the availability of refinancing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that any sources will be available to the Company at any given time or that the terms of such sources will be favorable.

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

     During January 1998, a significant ice storm affected parts of New York, New England and the Province of Quebec, Canada. This storm damaged major components of the Hydro-Quebec transmission system over which power is supplied to Vermont under the VJO Power Contract with Hydro-Quebec. This resulted in a 61-day interruption of a significant portion of scheduled contractual energy deliveries into Vermont. The ice storm's effect on Hydro-Quebec's transmission system caused the VJO to examine Hydro-Quebec's overall reliability and ability to deliver energy. On the basis of that examination, the VJO determined that Hydro-Quebec has been and remains unable to make available capacity with the degree of firmness required by the VJO Power Contract. That determination has prompted the VJO to initiate an arbitration proceeding. In the arbitration, the VJO is seeking to terminate the contract, to recover damages associated with Hydro-Quebec's failure to comply with the contract, and to recover capacity payments made during the period of non-delivery.

     In September 1999 an initial two weeks of hearings were held dealing primarily with issues of contract interpretation. Additional hearings dealing with technical issues will be held in the first quarter of 2000 and the Company expects a decision by the end of June 2000.

Diversification

     Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities. Catamount Energy Corporation, or Catamount, a subsidiary of Catamount Resources Corporation, invests in energy generation projects in the United States and Great Britain. Through its wholly-owned subsidiaries, Catamount has interests in six operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; and Hopewell, Virginia. In addition, Catamount has interests in a project under construction in Summersville, West Virginia and a project under development in Fort Dunlop, England. Catamount's after-tax earnings were $.3 million and $.8 million for the third quarter 1999 and 1998, respectively and $1.2 million and $2.1 million for the nine months ended September 30, 1999 and 1998, respectively.

     SmartEnergy Services Inc., or SmartEnergy, also a subsidiary of Catamount Resources Corporation invests in unregulated energy and service related businesses. SmartEnergy also owns 70% of Home Service Solutions, or HSS, which provides home and small business maintenance and repair services. HSS is currently operating in fifteen U.S. cities as part of a program with Sam's Clubs, a division of Wal-Mart. SmartEnergy incurred losses of $.4 million for both the third quarter 1999 and 1998 and losses of $1.0 million and $1.2 million for the nine months ended September 30, 1999 and 1998, respectively.

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

     The 4.7% rate increase is subject to retroactive or prospective adjustment upon future resolution of issues arising under the Vermont Joint Owners, or VJO, Power Contract presently before the Vermont Supreme Court. The agreement temporarily disallows approximately $7.4 million for the Company's purchased power costs under the VJO Power Contract pending resolution of the issues before the Vermont Supreme Court. As a result of the 4.7% rate increase agreement, during the fourth quarter of 1998, the Company recorded a pre-tax loss of $7.4 million for disallowed purchased power costs, representing the Company's estimated under-recovery of power costs under the VJO Power Contract for calendar year 1999. If in the future, the Company is unable to increase rates to recover the temporary disallowed purchased power costs under the VJO power contract or otherwise mitigate these costs, the Company would be required to record losses for any estimated future under recovery. At this time, the Company does not believe that such a loss is probable.

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

    Assuming an unfavorable Vermont Supreme Court ruling and depending on the methodology used to determine the amount of any permanent disallowance, it could be more or less than the $7.4 million temporary disallowance. However, if the Company receives an unfavorable ruling from the Vermont Supreme Court and the PSB subsequently issues a final rate order adopting the disallowance methodology used to determine the temporary Hydro-Quebec disallowance described above for the duration of the VJO Power Contract, the Company would not be able to recover approximately $205.0 million of power costs over the life of the contract, including $11.5 million in 2000, $11.6 million in 2001, $11.7 million in 2002, $11.9 in million 2003 and $12.1 million in 2004. In such an event, the Company would be required to take an immediate charge to earnings of approximately $205.0 million (pre-tax). Such an outcome could jeopardize the ability of the Company to continue as a going concern.

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

     In response to the Company's filing, the PSB decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company made a filing with the PSB stating that the PSB as well as other parties should be barred from reviewing past decisions because the PSB already examined the Company's decision to buy power from Hydro-Quebec in a 1994 rate case in which the Company was penalized for "improvident power supply management." During February 1998, the Department of Public Service, or DPS, filed testimony in opposition to the Company's retail rate increase request. The DPS recommended that the PSB instead reduce the Company's then current retail rates by 2.5% or $5.7 million. The Company sought, and the PSB granted, permission to stay this rate case and to file an interlocutory appeal of the PSB's denial of the Company's motion to preclude a re-examination of the Company's Hydro-Quebec contract in 1991. The Company recently argued its position before the Vermont Supreme Court. Although the Vermont Supreme Court has not yet rendered a decision and it is uncertain when a decision is forthcoming, a decision by the end of 1999 is possible.


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

     On April 9, 1998 the Court issued a preliminary injunction against the NHPUC and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power requirements service that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule effective January 1, 1998 until further court order. Connecticut Valley received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998.

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

     As a result of the December 3, 1998 Court of Appeals' decision, see New Hampshire Retail Rates / Federal Court Proceedings below, on March 22, 1999, the NHPUC issued an Order which directed Connecticut Valley to file within five business days its calculation of the difference between the total FAC and the PPCA revenues that it would have collected had the 1997 FAC and PPCA rate levels been in effect the entire year. In its Order, the NHPUC also directed Connecticut Valley to calculate a rate reduction to be applied to all billings for the period April 1, 1999 through December 31, 1999 to refund the 1998 over collection relative to the 1997 rate level. The Company estimated this amount to be approximately $2.7 million on a pre-tax basis. Connecticut Valley filed the required tariff page with the NHPUC, under protest and with reservation of all rights, on March 26, 1999 and implemented this refund effective April 1, 1999.

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

Year 2000 Information Systems Modifications

     Many computer programs cannot distinguish between the Year 2000 and the Year 1900. The Company's information systems could be affected by the date change in Year 2000 because most software application and operational programs will not properly recognize calendar dates beginning in the Year 2000. If not corrected, many computer applications could fail or create erroneous results. In order to address this problem for our own computer systems, the Company has utilized internal and external resources, including outside consultants, to make our applications Year 2000 compliant. Inventory, assessment and remediation testing and implementation activities are now complete. The Company believes that all of its financial and operating systems are now Year 2000 compliant.

     However, the Company's operations could still be adversely affected if a date-related system failure occurred with one of its major power suppliers, such as Hydro-Quebec or Vermont Yankee, with one of our other major suppliers, with Velco, the company responsible for transmission in Vermont. Velco, Hydro-Quebec and Vermont Yankee indicate they are now all Year 2000 ready. Other delivery systems outside of Vermont could, in the event of a date-related system failure, cause additional power supply interruptions. The Company has requested written reports from its power supply vendors regarding each Company's status relative to Year 2000 compliance and based on responses to date, these power supply vendors have indicated that they are either currently compliant or expect to be compliant before the end of the year.

     The Company has also requested compliance information from other major vendors and suppliers, including those providing transmission and power delivery services outside of Vermont. While this process is not yet complete, based upon responses to date, many of those major vendors and suppliers have indicated that they will be Year 2000 compliant in a timely manner. There can be no guarantee, however, that these third parties' will be successful in their compliance efforts or that their failure to remediate Year 2000 issues would not have a material adverse effect on the Company.

     The failure of the Company's principal power and transmission suppliers to remedy Year 2000 compliance issues could have a material adverse effect on the Company and result in interruptions of power supply and transmission.

     The Company is part of the Northeast grid contingency plan to provide electricity to its customers on a priority basis in the event of power outages. The Company also has other contingency plans developed in the event of the failure of its transmission, generation, distribution, metering, telecommunications, information and public communications systems.

     The Company has incurred $4.0 million to date to make the necessary modifications to its computer systems. During the first quarter of 1998, the Company requested an Accounting Order from the PSB to defer these operating and maintenance costs. On August 31, 1998, the PSB issued an Accounting Order authorizing the Company to defer a portion of these costs and amortize them over a five-year period beginning January 1, 2000. Per PSB Order dated December 11, 1998, the Company is authorized to seek recovery of these costs through future regulatory proceedings.


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

    On March 3, 1999, the Company filed its Restructuring Plan, a Working Plan to restructure a significant portion of Vermont's Electric Utility Industry, with the PSB and parties in Docket No. 6140. The Company's plan was a joint plan with Green Mountain Power Corporation. On July 12, 1999, the PSB issued a Status Order concluding that the objective of implementing power supply reform may be advanced more effectively in ways other than holding further technical conferences in this docket. Absent good reason to hold one or more technical conferences pertinent to power supply reform, the PSB indicated that the docket will be closed on December 31, 1999. As a companion proceeding to its investigation in Docket No. 6140, on January 19, 1999, the PSB issued an order opening a new contested case proceeding, Docket No. 6140-A, where it indicated that it intended to issue final, binding and appealable orders concerning matters related to the reform and restructuring of Vermont's electric utility industry. Initially, the PSB notified parties that it intended proceedings in Docket No. 6140-A to consider matters associated with the bankruptcy of one or more of the Vermont electric utilities. After an opportunity for comment, the focus of the proceeding was amended to first consider the principles, authority and proposals for reform of Vermont's electric power supply. This includes issues associated with the scope and extent of the Board's authority to approve "securitization" and other financings proposed to be entered into in connection with the buy-out or buy-down of power contracts and the criteria to be applied by the PSB when considering voluntary utility restructuring proposals.

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

    In the second session of the 1999-2000 Biennium, convening January 4, 2000, the Company cannot determine whether or if the Vermont
Legislature will again debate deregulating the electric industry and opening it up to retail competition.

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

    - Renegotiation of certain purchase power contracts: reducing the Company's future cost of power by renegotiating power contracts, specifically those with Hydro-Quebec and the Vermont purchasing agent's contracts with small power producers which together represent approximately 40% of the Company's 1998 net energy supply. The Company may seek to finance the cost of any buy-outs or buy-downs of power contracts through the future issuance of securities in the capital markets.

     - Contract and asset disposition: seeking to sell power purchase contracts and generating assets, including the interest in the Vermont Yankee nuclear generating plant. On September 22, 1999, the Company announced that it will seek, with the other Vermont Joint Owners, to auction the contract with Hydro-Quebec. On October 15, 1999, the Company and the other owners of Vermont Yankee accepted a bid for sale of the plant to AmerGen Energy Company, which is owned by PECO Energy Company and British Energy. This transaction will also involve taking back a contract to purchase a portion of the power produced by this plant. The Vermont Yankee sale needs to be approved by numerous state and federal regulatory bodies. The transaction is expected to be complete next summer.

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

    - Energy efficiency activities: creating a state sponsored "energy efficiency utility" to take over most system-wide energy-efficiency services for electric customers. On September 30, 1999, the PSB issued a final Order approving a Memorandum of Understanding between the Company, the Vermont Department of Public Service, all other Vermont electric utility companies and other interested parties that calls for the establishment of the energy-efficiency utility and provides for its funding via a separate stated Energy Efficiency Charge.

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


Consolidation

     The Company regularly assesses the opportunities for consolidation within Vermont.


New Hampshire Retail Rates / Federal Court Proceedings

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

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of SFAS No. 71. As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business as of December 31, 1997. This write-off amounted to $1.2 million on a pre tax basis. In addition, Connecticut Valley recorded a $5.5 million pre tax loss in 1997 for disallowed power costs.

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

     On July 23, 1998, the NHPUC issued an order vacating that portion of its February 27, 1997 restructuring order that had directed Connecticut Valley to terminate its RS-2 wholesale power purchases from the Company. The NHPUC has expressly stated in federal court filings that its July 23, 1998 order "clarified that Connecticut Valley should not terminate the RS-2 Rate Schedule if such termination would trigger the exit fee" for which the Conpany has sought authorization from FERC.

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

     On May 24, 1999, the NHPUC filed a petition for mandamus in the Court of Appeals challenging the Court's May 11, 1999 ruling and seeking a decision allowing the refunds as required by the NHPUC's March 22, 1999 order. The Court of Appeals denied that petition on June 2, 1999. The NHPUC immediately filed a notice of appeal in the Court of Appeals again challenging the Court's May 11, 1999 ruling. In that appeal, the Company and Connecticut Valley contend, among other things, that it is unfair for the NHPUC to direct Connecticut Valley to continue to purchase wholesale power under RS-2 in order to avoid the triggering of a FERC exit fee, but at the same time to freeze Connecticut Valley's rates at their December 31, 1997 level which does not enable Connecticut Valley to recover all of its RS-2 costs. The appeal is fully briefed, and oral argument is expected to be held in January or February, 2000.

     On June 14, 1999, PSNH and various parties in New Hampshire announced that a "Memorandum of Understanding" had been reached that is intended to result in a detailed settlement proposal to the NHPUC that would resolve PSNH's claims against the NHPUC's restructuring plan. On July 6, 1999, PSNH petitioned the Court to stay its proceedings indefinitely while the proposed settlement is reviewed and approved by the NHPUC and the New Hampshire Legislature. On July 12, 1999 the Company and Connecticut Valley objected to any stay that would allow the NHPUC's rate freeze order to remain in effect for an extended period and asked the Court to proceed with prompt hearings on its summary judgement motion and trial on the merits. On October 20, 1999 the Court heard oral arguments pertaining to the pretrial motions of the Company and the NHPUC for summary judgement and dismissal, respectively. The Court took the matters under advisement and indicated that a written order would ensue.


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

     If the Company is unable to obtain an order authorizing the recovery of costs in connection with the June 1997 FERC filing or in the Federal Court, the Company would be required to recognize a pre-tax loss under this contract totaling approximately $60.0 million on a pre-tax basis. The Company would also be required to write-off approximately $4.0 million (pre-tax)in regulatory assets associated with its wholesale business. However, even if the Company obtains a FERC order authorizing the updated requested exit fee, if Connecticut Valley is unable to recover its costs by increasing its rates, Connecticut Valley would be required to recognize a loss under this contract of approximately $48.0 million (pre-tax).

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

     For further information on New Hampshire restructuring issues and other regulatory events in New Hampshire affecting the Company or Connecticut Valley and the 1997 and 1998 charges and reversals of the 1997 charges, see the Company's Current Reports on Form 8-K dated January 12, 1998, January 28, 1998, April 1, 1998 and February 1, 1999; the Company's Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 1998; and March 31 and June 30, 1999. Also, Item
1. Business-New Hampshire Retail Rates, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Electric Industry Restructuring-New Hampshire and Item 8. Financial Statements and Supplementary Data-Note 13, Retail Rates-New Hampshire in the Company's 1998 and 1997 Annual Reports on Form 10-K.

     Connecticut Valley constitutes approximately 7% of the Company's total retail mWh sales.

Competition-Risk Factors

     If retail competition is implemented in Vermont or New Hampshire, the Company is unable to predict the impact of this competition on its revenues, the Company's ability to retain existing customers with respect to their power supply purchases and attract new customers or the margins that will be realized on retail sales of electricity, if any such sales are sought. The Company expects its power distribution and transmission service to its customers to continue on an exclusive basis subject to continuing economic regulation.

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

     As described in Note 1 of Notes to Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont service territory and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $59.0 million on a pre-tax basis as of September 30, 1999. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost based regulation to another form of regulation.

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

     SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of September 30, 1999, based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

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

               CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                      PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         On August 7, 1997, the Company and eight other non-operating owners of Millstone Unit No.3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company, both NU affiliates, and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Millstone Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC. A mediator has been hired in an attempt to settle prior arbitration and the lawsuit.

     On September 15, 1999, NU announced that is intends to acution its nuclear generating plants, including Millstone Unit No. 3. We cannot predict at this time the effect of such an auction, if it occurs, on the Company or on the ongoing litigation.

     On October 27, 1999, NU and New England Power Company, or NEP, disclosed that NU had reached an agreement with NEP and Montaup Electric Company, or MEC, two of the non-operating minority joint owners, to settle their claims in the arbitration and lawsuits. The settlement involves payment of fixed and contingent amounts to NEP and MEC and the inclusion of their Millstone Unit No. 3 interests in NU's auction of the plant. The other non-operating minority joint owners, including the Company, remain active in the arbitration and lawsuits and in seeking to settle our claims against NU.

        Except as otherwise described under Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 2, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Items 2, 3 and 4

        None.

Item 5. Other Information.

        In May 1999, the City Council of the City of Claremont New Hampshire considered whether to publicly warn a vote to acquire the Company's facilities located in Claremont and to establish a municipal electric utility pursuant to N.H.R.S.A. Chapter 38 et. sec. By vote of six to three, the Council voted to proceed towards the establishment of a municipal electric utility and acquisition of Company facilities. This action will require that the City hold an election within one year of the Council's action to determine if a majority of the qualified voters will confirm the Council's decision. Should the Council's decision be confirmed by Claremont voters, the Council will have thirty days from the date of the confirming vote to notify the Company of its intention to purchase all or such portion of the Company's plant and property located within Claremont and such portion of the plant lying without the municipality as the public interest may require. The Company would thereafter have sixty days to reply to the City's inquiry. If there is no agreement between the Company and the City, Claremont may proceed to condemn the Company's facilities with proceedings before the New Hampshire Public Utilities Commission as provided for in Chapter 38 and the FERC as provided for in its Rule 35.26 (18CFR Chapter 1). Most recently, on September 8, 1999, the City Council voted to postpone indefinitely the citizens' vote on municpalization which had been set for November 2, 1999. No new date for the citizens' vote has been set. The Company cannot predict at this time when or if a citizens' vote on municipalization will be held in connection with this initiative.

Item 6. Exhibits and Reports on Form 8-K.

             (a) List of Exhibits

                  4.  Instruments defining the rights of security
                       holders,including indentures

                       4.57 Forty-First Supplemental Indenture Dated as of July 19, 1999 and Resolutions Establishing Series PP (Millstone)Bonds, Series QQ (Seabrook) Bonds and Series RR (East Barnet)Bonds and Matters connected Therewith Adopted July 19, 1999.

                       4.58 Second Mortgage Indenture Dated as of July 15, 1999, Central Vermont Public Service Corporation to The Bank of New York, Trustee

                       4.59 First Supplemental Indenture to the Second Mortgage, Central Vermont Public Service Corporation to The Bank of New York, Trustee Dated as of July 15, 1999, creating an issue of Mortgage Bonds, 8-1/8% Second Mortgage Bonds Due 2004.

                       4.60 A/B Exchange Registration Rights Agreement Dated as of July 30, 1999 by and among Central Vermont Public Service Corporation and Donaldson, Lufkin & Jenrette Securities Corporation, TD Securities
                              (USA)Inc.

         27.   Financial Data Schedule

         (b)   Item 5.   Other Events, dated July 30, 1999 re. Central
Vermont sold $75 million aggregate principal amount of 8-1/8% Second Mortgage Bonds due 2004.

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







Dated November 12, 1999