Form 10-Q/A
period 1999-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 1999-12-17
CIK 18808

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   Form 10-Q/A

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 29, 1999 there were outstanding 11,466,805 shares of Common Stock, $6 Par Value.
==============================================================================
     The undersigned registrant amends its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1999 to correct a typographical error transmitted in the electronic filing process.
     "Other operation" should be $12,932(expressed in thousands) rather than $2,932 (expressed in thousands) included in "Operating Expenses" as reflected in the Consolidated Statement of Income and Retained Earnings, Part I, Item 1. The Total operating expenses of $111,463 (expressed in thousands) was stated correctly, and no other changes to Item 1 are required.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q/A

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the three and nine months ended September 30, 1999
             and 1998                                                      3


            Consolidated Balance Sheet as of September 30, 1999 and
             December 31, 1998                                             4


            Consolidated Statement of Cash Flows for the nine
             months ended September 30, 1999 and 1998                      5


            Notes to Consolidated Financial Statements                  6-15



SIGNATURE                                                                 16

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollars in thousands, except per share amounts)
                                            (Unaudited)


                                        Three Months Ended         Nine Months Ended
                                           September 30               September 30
                                           1999         1998      1999       1998
Operating Revenues                    $113,221      $69,522    $305,002   $219,886
Operating Expenses
  Operation
    Purchased power                     79,538       42,196     192,472    127,784
    Production and transmission          5,996        5,925      16,756     17,279
    Other operation                     12,932        9,955      36,166     32,808
  Maintenance                            5,660        3,767      12,700     11,421
  Depreciation                           4,308        4,145      12,705     12,603
  Other taxes, principally property taxes2,952        2,779       8,854      8,623
  Taxes on income                           77         (176)      7,872      1,837
                                      ---------     --------   ---------  ---------
  Total operating expenses             111,463       68,591     287,525    212,355
                                      ---------     --------   ---------  ---------

Operating Income                         1,758          931      17,477      7,531
                                      ---------     --------   ---------  ---------

Other Income and Deductions
  Equity in earnings of affiliates         699          808       2,204      2,384
  Other income, net                        146          754       1,436      1,714
  Benefit (provision) for income taxes       4          (62)       (258)       -
                                      ---------     --------   ---------  ---------
  Total other income and deductions, net   849        1,500       3,382      4,098
                                      ---------     --------   ---------  ---------

Total Operating and Other Income         2,607        2,431      20,859     11,629
                                       ---------     --------   ---------  ---------


Net Interest Expense                     2,197        2,660       7,303      7,919
                                      ---------     --------   ---------  ---------

Net Income (Loss) Before Extraordinary
 Credit                                    410         (229)     13,556      3,710
Extraordinary Credit Net of Taxes           -            -          -          873
                                      ---------     --------   ---------  ---------

Net Income (Loss)                          410         (229)     13,556      4,583

Retained Earnings at Beginning of Period77,436       74,646      67,748     75,841
                                      ---------     --------   ---------  ---------

Cash Dividends Declared
  Preferred stock                          466          486       1,397      1,459
  Common stock                           5,043           48       7,570      5,082
                                      ---------     --------   ---------  ---------
  Total dividends declared               5,509          534       8,967      6,541
                                      ---------     --------   ---------  ---------
Retained Earnings at End of Period     $72,337      $73,883     $72,337    $73,883
                                      =========     ========   ========= =========
Earnings (Losses) Available For
 Common Stock                             $(56)       $(715)   $ 12,159   $  3,124
Average Shares of Common Stock
 Outstanding                         11,463,019   11,448,585 11,462,196 11,432,844
Basic and Diluted Share of Common Stock:
 Earnings (losses) before extraordinary
  credit                                   $.00        $(.06)     $1.06       $.19
 Extraordinary credit                      -            -             -        .08
                                      ---------     ---------  --------- ----------
Earnings (Losses) Per Basic and Diluted
 Share of Common Stock                     $.00        $(.06)     $1.06       $.27
                                      =========     =========  ========  =========

Dividends Paid Per Share of Common Stock   $.22         $.22       $.66       $.66

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

     On July 23, 1998, the NHPUC issued an order vacating that portion of its February 27, 1997 restructuring order that had directed Connecticut Valley to terminate its RS-2 wholesale power purchases from the Company. The NHPUC has expressly stated in federal court filings that its July 23, 1998 order "clarified that Connecticut Valley should not terminate the RS-2 Rate Schedule if such termination would trigger the exit fee" for which the Company has sought authorization from FERC.

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

PAGE>
                               SIGNATURES



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







Dated December 17, 1999



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



                           CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                          (Registrant)



                    By
                       Francis J. Boyle, Senior Vice President, Principal
                                Financial Officer and Treasurer




                    By
                         James M. Pennington, Vice President, Controller
                                and Principal Accounting Officer







Dated December 17, 1999