Form 10-Q
period 2000-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2000-05-12
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


            | x | QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended   March 31, 2000



            |   |  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2000 there were outstanding 11,468,685 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the three months ended March 31, 2000 and 1999            3


            Consolidated Balance Sheet as of March 31, 2000 and
             December 31, 1999                                             4


            Consolidated Statement of Cash Flows for the three
             months ended March 31, 2000 and 1999                          5


            Notes to Consolidated Financial Statements                  6-16


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       17-43



PART II.  OTHER INFORMATION                                            44-46



SIGNATURE                                                                 47

                           CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollars in thousands, except per share amounts)
                                            (Unaudited)


                                                          Three Months Ended
                                                               March 31
                                                           2000        1999
Operating Revenues                                       $99,949     $98,642
                                                         -------     -------
Operating Expenses
  Operation
    Purchased power                                       53,576      50,035
    Production and transmission                            6,503       5,000
    Other operation                                       10,682      12,039
  Maintenance                                              2,825       2,884
  Depreciation                                             4,283       4,185
  Other taxes, principally property taxes                  3,025       3,087
  Taxes on income                                          6,491       7,557
                                                         -------     -------
  Total operating expenses                                87,385      84,787
                                                         -------     -------
Operating Income                                          12,564      13,855
                                                         -------     -------
Other Income and Deductions
  Equity in earnings of affiliates                           746         745
  Allowance for equity funds during construction              27          10
  Other income (expenses), net                            (3,064)        954
  Benefit (provision) for income taxes                     1,263        (245)
                                                         -------     -------
  Total other income and deductions, net                  (1,028)      1,464
                                                         -------     -------
Total Operating and Other Income                          11,536      15,319
                                                         -------     -------
Interest Expense
  Interest on long-term debt                               3,565       2,093
  Other interest                                              28         503
  Allowance for borrowed funds during construction           (16)         (7)
                                                         -------     -------
  Total interest expense, net                              3,577       2,589
                                                         -------     -------
Net Income                                                 7,959      12,730
Retained Earnings at Beginning of Period                  72,371      67,748
                                                         -------     -------
                                                          80,330      80,478
                                                         =======     =======
Cash Dividends Declared
  Preferred stock                                            445         465
  Common stock                                               -           -
                                                         -------     -------
  Total dividends declared                                   445         465
                                                         -------     -------
Retained Earnings at End of Period                       $79,885     $80,013
                                                         =======     =======
Earnings Available For Common Stock                      $ 7,514     $12,265

Average Shares of Common Stock Outstanding            11,466,805  11,461,131

Earnings Per Basic and Diluted Share of Common Stock       $ .66       $1.07

Dividends Paid Per Share of Common Stock                   $ .22        $.22
The accompanying notes are an integral part of these consolidated financial statements.

                           CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                     (Dollars in thousands)
                                                       March 31    December 31
                                                         2000         1999
Assets
Utility Plant, at original cost                        $477,044     $475,845
  Less accumulated depreciation                         177,555      173,605
                                                       --------     --------
                                                        299,489      302,240
  Construction work in progress                          12,069       11,315
  Nuclear fuel, net                                       1,037        1,177
                                                       --------     --------
  Net utility plant                                     312,595      314,732
                                                       --------     --------
Investments and Other Assets
  Investments in affiliates, at equity                   25,597       25,501
  Non-utility investments                                45,367       45,269
  Non-utility property, less accumulated depreciation     2,406        2,513
                                                       --------     --------
  Total investments and other assets                     73,370       73,283
                                                       --------     --------
Current Assets
  Cash and cash equivalents                              58,351       35,461
  Special deposits                                          114          113
  Accounts receivable, less allowance for uncollectible
   accounts ($1,686 in 2000 and $1,595 in 1999)          27,723       38,381
  Unbilled revenues                                      12,653       20,605
  Materials and supplies, at average cost                 3,332        3,126
  Prepayments                                             1,753        1,964
  Other current assets                                    6,341        6,510
                                                       --------     --------
  Total current assets                                  110,267      106,160
                                                       --------     --------
Regulatory Assets                                        59,331       62,808
                                                       --------     --------
Other Deferred Charges                                    6,946        6,976
                                                       --------     --------
Total Assets                                           $562,509     $563,959
                                                       ========     ========
Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares    $ 70,715     $ 70,715
  Other paid-in capital                                  45,345       45,340
  Accumulated other comprehensive income                   (246)        (246)
  Treasury stock (319,043 shares, at cost)               (4,159)      (4,159)
  Retained earnings                                      79,885       72,371
                                                       --------     --------
  Total common stock equity                             191,540      184,021
  Preferred and preference stock                          8,054        8,054
  Preferred stock with sinking fund requirements         16,000       17,000
  Long-term debt                                        156,105      155,251
  Capital lease obligations                              14,790       15,060
                                                       --------     --------
  Total capitalization                                  386,489      379,386
                                                       --------     --------
Current Liabilities
  Current portion of long-term debt and preferred stock  17,688       16,688
  Accounts payable                                        5,853       14,843
  Accounts payable - affiliates                          10,479       12,311
  Accrued income taxes                                    7,582          675
  Dividends declared                                        -          2,523
  Nuclear decommissioning costs                           3,024        3,457
  Disallowed purchased power costs                        2,859        2,859
  Other current liabilities                              18,520       18,823
                                                       --------     --------
  Total current liabilities                              66,005       72,179
                                                       --------     --------
Deferred Credits
  Deferred income taxes                                  46,812       48,631
  Deferred investment tax credits                         6,342        6,440
  Nuclear decommissioning costs                          18,000       18,548
  Other deferred credits                                 38,861       38,775
                                                       --------     --------
  Total deferred credits                                110,015      112,394
                                                       --------     --------
Total Capitalization and Liabilities                   $562,509     $563,959
                                                       ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                            (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                            2000        1999
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $ 7,959     $12,730
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Equity in earnings of affiliates                      (746)       (745)
       Dividends received from affiliates                   1,207         928
       Equity in earnings of non-utility investments        2,668      (1,372)
       Distribution of earnings from non-utility
        investments                                           828         815
       Depreciation                                         4,283       4,185
       Deferred income taxes and investment tax credits    (1,916)        412
       Allowance for equity funds during construction         (27)        (10)
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            1,552       2,185
       Amortization of conservation and load management
        costs                                               1,305       1,314
       Amortization of capital leases                         272         270
       Decrease in accounts receivable and unbilled
        revenues                                           17,847       4,235
       Decrease in accounts payable                        (9,994)     (6,130)
       Increase in accrued income taxes                     6,907       4,999
       Change in other working capital items                  311       5,289
       Other, net                                             (71)       (669)
                                                          -------     -------
     Net cash provided by operating activities             32,385      28,436
                                                          -------     -------
  Investing Activities
     Construction and plant expenditures                   (3,264)     (3,283)
     Conservation & load management expenditures             (405)       (496)
     Return of capital                                         47          47
     Non-utility investments                               (3,508)     (1,250)
     Other investments, net                                    20          (4)
                                                          -------     -------
     Net cash used for investing activities                (7,110)     (4,986)
                                                          -------     -------
  Financing Activities
     Long-term debt, net                                      855          (6)
     Common and preferred dividends paid                   (2,968)     (2,522)
     Reduction in capital lease obligations                  (272)       (270)
                                                          -------     -------
     Net cash used for financing activities                (2,385)     (2,798)
                                                          -------     -------
Net Increase in Cash and Cash Equivalents                  22,890      20,652
Cash and Cash Equivalents at Beginning of Period           35,461      10,051
                                                          -------     -------
Cash and Cash Equivalents at End of Period                $58,351     $30,703
                                                          =======     =======
Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 3,199     $   778
    Income taxes (net of refunds)                         $   236     $ 2,390

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period.

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

Cleveland Avenue Property The Company's Cleveland Avenue property, located in the City of Rutland, Vermont, was a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl ("PCB") contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies in the late 1980's and early 1990's to determine the magnitude and extent of the contamination. After completing its preliminary investigation, the Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5.0 million. This was charged to expense in the fourth quarter of 1992. Site investigation has continued over the last several years and the Company continues to work with the State in a joint effort to develop a mutually acceptable solution.

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

Dover, New Hampshire Manufactured Gas Facility The Company was recently contacted by Public Service Company of New Hampshire ("PSNH") with respect to this site. PSNH alleges the Company is partially liable for remediation of this site. PSNH's allegation is premised on the fact that prior to PSNH's purchase of the facility, it was operated by Twin State Gas and Electric ("Twin State"). Twin State merged with the Company on the same day the facility was sold to PSNH. The Company is researching the underlying transactions in an effort to determine the nature and extent of any liability it may have. At this time the Company has not finalized an estimate of its potential liability at this site.

     The Company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the Company to incur material remediation expenses, nor has the EPA or other federal or state agency sought contribution from the Company for the study or remediation of any such sites.

     As of March 31, 2000, a reserve of $9.6 million has been established representing management's best estimate of the costs to remediate the sites.

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

     In response to the Company's September 1997 rate increase filing, the PSB decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company made a filing with the PSB stating that the PSB as well as other parties should be barred from reviewing past decisions because the PSB already examined the Company's decision to buy power from Hydro-Quebec in a 1994 rate case in which the Company was penalized for "improvident power supply management". During February 1998, the DPS filed testimony in opposition to the Company's retail rate increase request. The DPS recommended that the PSB instead reduce the Company's then current retail rates by 2.5% or $5.7 million. The Company sought, and the PSB granted, permission to stay this rate case and to file an interlocutory appeal of the PSB's denial of the Company's motion to preclude a re-examination of the Company's Hydro-Quebec contract in 1991. The Company has argued its position before the Vermont Supreme Court ("VSC"). The VSC has not yet rendered a decision and it is uncertain at this time when a decision is forthcoming.

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

     The 4.7% rate increase is subject to retroactive or prospective adjustment upon future resolution of issues arising under the Hydro-Quebec and Vermont Joint Owners ("VJO") Power Contract presently before the VSC. The agreement temporarily disallows approximately $7.4 million (based on 1999 power costs)for the Company's purchased power costs under the VJO Power Contract pending resolution of the issues before the VSC. As a result of the 4.7% rate increase agreement, during the fourth quarters of 1998 and 1999, the Company recorded pre-tax losses of $7.4 million, and $2.9 million, respectively, for disallowed purchased power costs, representing the Company's estimated under recovery of power costs, prior to further resolution, under the VJO Power Contract for 1999 and the first quarter of 2000, respectively. In the first quarter of 2000, an additional $2.9 million pre-tax loss was recorded for the estimated under recovery of Hydro-Quebec power costs for the second quarter of 2000. If in the future, the Company is unable to increase rates to recover the temporary disallowed purchased power costs prior to further resolution under the VJO power contract or otherwise mitigate these costs, the Company would be required to record losses for any estimated future under recovery.

     These temporary disallowances were calculated using comparable methodology to that used by the PSB in the GMP, rate case on February 28, 1998. In that case, the PSB found GMP's decision to commit to the VJO Power Contract in 1991 "imprudent" and that power purchased under it was not "used and useful." As a result, the PSB concluded that a portion of GMP's current costs should not be imposed on GMP's customers and were disallowed. GMP is appealing that rate order to the VSC. Should the Company receive a similar order from the PSB, the Company would experience a material adverse effect on its results of operations and financial condition.

    If the Company receives an unfavorable ruling from the VSC and the PSB subsequently issues a final rate order adopting the disallowance methodology used to determine the temporary Hydro-Quebec disallowance described above for the duration of the VJO Power Contract, the Company would not be able to recover approximately $198.2 million of power costs over the life of the contract, including $11.5 million in 2000, $11.6 million in 2001, $11.8 million in 2002, $11.9 in million 2003 and $12.1 million in 2004. In such an event, the Company would be required to take an immediate charge to earnings of approximately $198.2 million (pre-tax). Such an outcome could jeopardize the Company's ability to continue as a going concern. However, at this time, the Company does not believe that such a loss is probable.

     On April 13, 2000, the Company and the Vermont Department of Public Service ("DPS") filed a stipulated agreement with the Vermont Public Service Board ("PSB") to end winter-summer rate differentials for the Company's Vermont customers. If approved by the PSB, the Company will have flat rates throughout a given year. Winter rates will be reduced by 14.9%, while summer rates will increase 10.5%. The impact on individual customers will depend on each customer's usage patterns. The change would be revenue neutral over a 12-month period. If approved by the PSB, the rates will be effective July 1, 2000. The additional 2000 revenues, resulting from implementing this change in mid-year, will be applied to reduce or eliminate certain regulatory deferrals.

New Hampshire Retail Rate/Federal Court Proceedings: Connecticut Valley's, retail rate tariffs, approved by the NHPUC, contain a Fuel Adjustment Clause ("FAC"), and a Purchased Power Cost Adjustment ("PPCA"). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available.

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

     On April 1, 1998, Citizens Bank of New Hampshire ("Bank") notified Connecticut Valley that it was in default of the Loan Agreement between the Bank and Connecticut Valley dated December 27, 1994 and that the Bank would exercise all of its remedies from and after May 5, 1998 in the event that the violations were not cured. After reversing the 1997 write-offs described above, Connecticut Valley was in compliance with the financial covenants associated with its $3.75 million loan with the Bank. As a result, Connecticut Valley satisfied the Bank's requirements for curing the violation.

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

     On July 23, 1998, the NHPUC issued an order vacating that portion of its February 27, 1997 restructuring order that had directed Connecticut Valley to terminate its RS-2 wholesale power purchases from the Company. The NHPUC has expressly stated in federal court filings that its July 23, 1998 order "clarified that Connecticut Valley should not terminate the RS-2 Rate Schedule if such termination would trigger the exit fee" for which the Company has sought authorization from FERC.
     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the NHPUC issued an Order allowing Connecticut Valley to implement the proposed FAC and PPCA rates, on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC also ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Federal District Court Order, should it be overturned or modified, which are included in the estimated total losses of $4.3 million discussed below.

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

        On March 6, 2000 the Court granted summary judgment to Connecticut Valley and the Company on their claim under the filed-rate doctrine and issued a permanent injunction mandating that the NHPUC allow Connecticut Valley to pass through to its retail customers its wholesale costs incurred under the RS-2 rate schedule with the Company. The Court also ruled that Connecticut Valley is entitled to recover those wholesale costs that the NHPUC has disallowed in retail rates since January 1, 1997. This decision is subject to implementation by the NHPUC and has been appealed by the NHPUC to the Court of Appeals. The NHPUC also requested the Court of Appeals to stay the Court's order pending the Court's review on appeal. In response, Connecticut Valley offered to place the additional revenues in escrow pending the outcome of appeal.
The Court of Appeals denied the NHPUC's request for a stay so long as the incremental revenues were placed in escrow. The appeal is fully briefed and was argued before the Court of Appeals on May 8, 2000. The Company expects a decision on the appeal within 90 days.

     Pursuant to the March 6, 2000 Court's Order, on March 17, 2000 Connecticut Valley filed a rate request with the NHPUC for an Interim FAC/PPCA to recover the balance of wholesale costs not recovered since January 1997. To mitigate the rate increase percentage, the Interim FAC/PPCA were designed to recover current power costs and a substantial portion of past under collections by the end of 2000; the remainder of the past under collections will be collected during 2001 along with 2001 power costs. The NHPUC held a hearing on April 7, 2000 to review the 12.3% increase that would raise $1.6 million of revenues in 2000. The NHPUC issued an order approving the rates effective May 1, 2000.

Federal Energy Regulatory Commission ("FERC") Proceedings: The Company filed an application with the FERC in June 1997, to recover stranded costs in connection with its wholesale rate schedule with Connecticut Valley and a notice of cancellation of the Connecticut Valley rate schedule (contingent upon the recovery of the stranded costs that would result from the cancellation of this rate schedule). In December 1997, the FERC rejected the Company's proposal to recover stranded costs through the imposition of a surcharge on our transmission tariff, but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC denied the Company's motion for a rehearing regarding the surcharge proposal, so the Company filed a request with the FERC for an exit fee mechanism to collect the stranded costs resulting from the cancellation of the contract with Connecticut Valley. The stranded cost obligation sought to be recovered through an exit fee, expressed on a net present value basis as of January 1, 2000, is approximately $44.9 million. On September 14 and 15, 1998 the Company participated in a settlement conference with an Administrative Law Judge assigned for the settlement process at the FERC and the parties to the Company's exit fee filing. During April and May 1999, nine days of hearings were held at the FERC before an Administrative Law Judge, who will determine, among other things, whether Connecticut Valley qualifies for an exit fee, and if so, the amount of Connecticut Valley's stranded cost obligation to be paid to the Company as an exit fee. The ruling of the Administrative Law Judge could be issued at any time. Thereafter the FERC will act on the judge's recommendations.

     If the Company is unable to obtain an order authorizing the recovery of costs in connection with the June 1997 FERC filing or in the Federal Court, it is possible that the Company would be required to recognize a pre-tax loss under this contract totaling approximately $56.3 million as of December 31, 1999. The Company would also be required to write-off approximately $3.0 million (pre-tax) in regulatory assets associated with its wholesale business as of December 31, 1999. However, even if the Company obtains a FERC order authorizing the updated requested exit fee, if Connecticut Valley is unable to recover its costs by increasing its rates, Connecticut Valley would be required to recognize a loss under this contract of approximately $44.9 million (pre-tax) representing future under recovery of power costs as of December 31, 1999.

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

     The Company's reportable operating segments include Central Vermont Public Service Corporation ("CV") which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont; Connecticut Valley Electric Company Inc. ("CVEC") which distributes and sells electricity in parts of New Hampshire; Catamount which invests in non-regulated, energy-supply projects and SmartEnergy which pursues retail alliances to market energy and related products and services, engages in the sale of or rental of electric water heaters and has a 37.5% ownership interest in The Home Service Store, Inc. ("HSS"). CVEC, while managed on an integrated basis with CV, is presented separately because of its separate and distinct regulatory jurisdiction. Other operating segments include a segment below the quantitative threshold for separate disclosure. This operating segment is C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease certain real and personal property and interests therein related to the utility business. Segment information for the first quarter of 1999 has been restated to separately present SmartEnergy which became a reportable segment during the fourth quarter of 1999.

     The accounting policies of the operating segments are the same as those described in Note 1 to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Intersegment revenues include sales of purchased power to Connecticut Valley and revenues for support services to Connecticut Valley, Catamount and SmartEnergy.

     These intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand alone operating segment net income.

     Financial information by industry segment for the three months ended March 31, 2000 and 1999, is as follows (dollars in thousands):

                                                                            Reclassifications
                         CV         CVEC                                     & Consolidating
     2000              Vermont New Hampshire Catamount SmartEnergy Other(1)      Entries      Consolidated
     ----              ------- ------------- --------- ----------- -------- ----------------- ------------
Revenues from external
 customers             $ 94,938      $ 5,013  $    99    $   887                 $   988         $ 99,949
Intersegment revenues     3,135                                                    3,135              -
Net income (loss)        10,383          109      257     (2,792)    $  2            -              7,959
Total assets            504,459       12,405   45,964      6,214      393          6,926          562,509
     1999
     ----
Revenues from external
 customers             $ 92,259      $ 6,385  $   129    $ 2,320        2        $ 2,453         $ 98,642
Intersegment revenues     3,323                                                    3,323              -
Net income (loss)        12,211           53      605       (141)       2            -             12,730
Total assets            482,666       12,169   43,861      5,608      355          5,020          539,639

(1) Includes segments below the quantitative threshold for separate disclosure.

Note 5 - Investment in Vermont Yankee Nuclear Power Corporation

     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information for Vermont Yankee Nuclear Power Corporation follows:

                                            Three Months Ended March 31
                                                  2000        1999
                                                  ----        ----
       Operating revenues                       $40,692     $43,777
       Operating income                         $ 3,883     $ 3,786
       Net income                               $ 1,744     $ 1,656
       Company's equity in net income              $536        $518

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               March 31, 2000

Earnings Overview

     Net income and earnings per share of common stock for the quarter ended March 31, 2000 were $8.0 million and $.66 compared to $12.7 million and $1.07 for the corresponding period last year.

     Net income and earnings per share of common stock for the 2000 first quarter were affected by lower after-tax income of $2.8 million, or $.24 per share of common stock, related to the SmartEnergy Service, Inc. ("SmartEnergy") ownership share in HSS, expenses booked in the first quarter of 2000 of $1.7 million after-tax, or $.15 per share of common stock, for expected under recovery of power costs to be incurred on the Hydro-Quebec ("HQ") power contract during the second quarter of 2000 (no under recovery of HQ power cost was accrued during the first quarter of 1999), and lower earnings of $.3 million after-tax, or $.03 per share of common stock at Catamount Energy Corporation. Other factors affecting results for first quarter 2000 are described in Results of Operations below.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and mWh Sales

     A summary of mWh sales and operating revenues for the three months ended March 31, 2000 and 1999 (and the related percentage changes from 1999) is set forth below:

                                                Three Months Ended March 31
                                                ---------------------------
                                                   Percentage                   Percentage
                                    mWh Sales       Increase   Revenues (000's)  Increase
                                 2000       1999   (Decrease)    2000     1999  (Decrease)
     Retail sales:
       Residential              277,353    274,697     1.0     $38,430  $38,693     (.7)
       Commercial               230,600    235,320    (2.0)     28,007   30,324    (7.6)
       Industrial               125,642    115,181     9.1      11,545   11,276     2.4
       Other retail               1,565      1,538     1.8         443      439      .9
                              ---------  ---------             -------  -------
         Total retail sales     635,160    626,736     1.3      78,425   80,732    (2.9)
                              ---------  ---------             -------  -------
     Resale sales:
       Firm                         663        914   (27.5)         38       42    (9.5)
       Entitlement               55,590     54,428     2.1       1,956    2,104    (7.0)
       Alliance                 361,800    223,237    62.1      13,112    6,409   104.6
       Other                    156,909    264,721   (40.7)      4,499    6,239   (27.9)
                              ---------  ---------             -------  -------
         Total resale sales     574,962    543,300     5.8      19,605   14,794    32.5
                              ---------  ---------             -------  -------
       Other revenues               -          -        -        1,919      489   292.4
                              ---------  ---------             -------  -------
         Total sales          1,210,122  1,170,036     3.4     $99,949  $96,015     4.1
                              =========  =========             =======  =======

     Retail mWh sales for the first quarter of 2000 increased 1.3% compared to the first quarter of 1999. However, retail revenues decreased $2.3 million, or 2.9% compared to last year. This retail revenues variance is attributable to a $.8 million impact of higher mWh sales in the first quarter of 2000 as compared to the first quarter of 1999 offset by a $3.1 million decrease in price primarily from the commercial sector.

     Effective January 1, 2000 power purchased from Hydro-Quebec is recorded net of entitlement sales to Hydro-Quebec. The 1999 entitlement sales included in Resale sales has been restated for comparison purposes, along with Purchased and Produced Energy (mWh) shown in the following table.

     Alliance resale sales increased 138,563 mWh and related revenues increased $6.7 million for the first quarter 2000. This increase results from previously committed activity by the Company through its alliance with Virginia Power in jointly supplying wholesale power primarily in the Northeast states. In the third quarter of 1999 the Company decided to discontinue this alliance.

     For the first quarter 2000, other resale sales decreased 107,812 mWh and related revenues decreased $1.7 million. These variances reflect current market conditions in Vermont and New England and the greater availability of low cost energy in the region. These sales made on a short-term basis include sales to NEPOOL and other utilities in New England.

     Other revenues increased for the first quarter of 2000 primarily due to increased transmission revenues of $.5 million due to a true-up of 1999, and $.3 million associated with the 1999 provision for rate refund for Connecticut Valley.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three months ended March 31, 2000 and 1999 are as follows (dollars in thousands):

                                                      2000                    1999
                                                 Units    Amount        Units    Amount
    Purchased and produced:
      Capacity (mW)                                460    $22,846       1,084   $22,484
      Energy (mWh)                           1,154,295     30,731   1,130,559    24,924
                                                          -------               -------
         Total purchased power costs                       53,577                47,408
    Production fuel (mWh)                      115,999        853     115,414       616
                                                          -------               -------
         Total purchased power and
          production fuel costs                            54,430                48,024
    Entitlement and other resale sales (mWh)   574,299     19,567     542,386    14,752
                                                          -------               -------
         Net purchased power and production
          fuel costs                                      $34,863               $33,272
                                                          =======               =======

     Purchased and produced capacity (mW) costs increased $.4 million for the first quarter of 2000 primarily due to an additional $2.9 million pre-tax loss for the estimated future under recovery of Hydro-Quebec power costs for the second quarter of 2000. Partially offsetting this increase is a favorable net price/volume variance of $1.5 million pre-tax and the positive impact of $1.0 million for Hydro-Quebec power cost reversals, representing the reversal of a portion of disallowed Hydro-Quebec power costs accrued during the fourth quarter of 1998, and 1999.

     Purchased and produced energy (mWh) purchases increased $5.8 million for 2000 primarily from a $5.3 million increase in price and a 2.1%, or $.5 million decrease in the amount of mWh purchased.

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in the Millstone Unit #3 ("Unit #3"), an 1149 mW nuclear unit of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities ("NU"). The Company also owns 2%, 3.5% and 31.3% equity interest in Maine Yankee, Yankee Atomic and Vermont Yankee, respectively.

Unit #3

     The Company remains actively involved with the other non-operating minority joint-owners of Unit #3. This group is engaged in various activities to monitor and evaluate NU and Northeast Utilities Service Co.'s efforts relating to Unit #3. On August 7, 1997, the Company and nine other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company, both NU affiliates, and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the lengthy outage of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with Nuclear Regulatory Commission's ("NRC") regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     On September 15, 1999, NU announced that it intends to auction its nuclear generating plants, including Unit #3. We cannot predict at this time the effect of such an auction, if it occurs, on the Company or on the ongoing litigation.

     Since October, 1999, seven of the non-operating minority joint owners have settled their claims in the arbitration and lawsuits. The settlements involve payment of fixed and contingent amounts from NU, and in some cases, the inclusion of their Unit #3 interests in NU's auction of the plant. On March 10, 2000, the Company notified the other non-operating joint owners that the Company was entering settlement discussions with NU. To date, no settlement has been reached and the Company cannot predict whether or when a settlement may be reached. The other two non-operating minority joint owners, and the Company, remain active in the arbitration and lawsuits and in seeking to settle the Company's claims against NU.

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

     Vermont Yankee estimates that the price to be paid by AmerGen for the non-transmission assets will range from $10 million to $23.5 million depending on when the sale occurs. Additionally, Vermont Yankee's current owners will make a one-time payment of approximately $54.0 million to pre-pay the plant's decommissioning fund and to pay the Texas, Maine and Vermont Low-Level Waste compact fees. Based on the expected regulatory treatment of these costs, the Company does not believe the sale will have a material impact on the financial condition or operation of the Company.

Maine Yankee, Connecticut Yankee and Yankee Atomic Decommissioning Costs

     Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation is estimated to be $12.5 million, $8.1 million and $.4 million, respectively, at March 31, 2000. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and nuclear dismantling liabilities (current and non-current).

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

     In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 mW wood, gas and oil-fired unit and Wyman #4, a 619 mW oil-fired unit.

Transmission Matters

     Vermont Electric Power Company, Inc. ("VELCO") owns and operates most of the high voltage transmission system in Vermont. The Company owns 56.8% of the Class B common stock of VELCO and 46.6% of the Class C preferred stock of VELCO. Approximately 47% of VELCO's costs are borne by the Company.

     On March 22, 2000, the phase angle regulator (PAR), which controls power flows over the transmission line between Plattsburg, New York, and Milton, Vermont, suffered a serious failure of insulation in its windings. Automatic equipment immediately took the line out of service. Operations were restored within a week, but without the PAR. Repair or replacement of the PAR, which is owned by the New York Power Authority
(NYPA), will take six months or more. VELCO has requested NYPA to commence repairs, and has informed NYPA that VELCO will bear the cost of repair, to the extent that regulatory authorities do not allocate any of the costs to others.

     To compensate for the loss of PAR control, VELCO plans to operate the affected transmission line during high load periods by employing inductor coils to provide impedance to restrict flows across the line. This mode of operation will increase reactive power support requirements in Vermont. Consequently, VELCO is preparing to install one or more synchronous condensers or generators near the Vermont terminus of this line to provide that support. VELCO has filed petitions for all of the regulatory approvals required to install and operate one unit that will be operable as either a generator or a synchronous condenser, and it is continuing studies to determine the need for a second unit. VELCO has filed petitions with the Vermont Public Service Board for site preparation, installation and operating authority. Site preparation has already been authorized. Installation authority, and authority to operate a synchronous condenser, is expected to be decided upon during the week of May 8, 2000. VELCO has also filed an application for an air quality permit with the Vermont Agency of Natural Resources. Authority to operate in the generation mode depends, and the ability of the Agency of Natural Resources to act on the air quality permit before June 1, 2000 may depend, on the passage of new statutory authority, which authority has been approved by the Vermont House of Representatives, and is pending in the Senate. VELCO believes it likely that it will receive the necessary approvals in time to allow installation and operation of at least one unit by June 1, 2000, which is when the need for additional reactive support may become critical, but it cannot control the timing or content of regulatory responses. If the approvals are issued, and VELCO is able to install the facilities described herein, it expects to be able to provide first contingency coverage for all known events, and it believes that the transmission system will have at least the level of reliability it has maintained historically. If approvals are not received or delayed, or if VELCO is otherwise unable to carry out the plans referred to above, conditions may arise that will require VELCO to impose one or more blackouts in the Chittenden County, Vermont area pending the installation of other system improvements. Although the Company's service territory includes a portion of Chittenden County, it is principally served by other utilities.

     The cost of the facilities VELCO plans to install will be substantial (approximately $10.0 million of expenses through April
2001). VELCO is seeking to have such costs spread among all electric customers in New England. The probability of securing such cost sharing is uncertain at this time.

     VELCO is also in the process of installing a Flexible Alternating Current Transmission System ("FACTS") device which will, by itself, provide the reactive support required for the operation of this Plattsburg, NY to Milton, VT line. The FACTS device is on schedule to be in service May 1, 2001.

    The start-up of the FACTS device will significantly reduce the current need for the Joseph C. McNeil generating plant to run in support of area reliability.

Merrimack Unit #2

     Until its termination on April 30, 1998, the Company purchased power and energy from Merrimack #2, pursuant to a contract dated July 16, 1966 entered into by and between VELCO and PSNH. Pursuant to the contract, as amended, VELCO agreed to reimburse PSNH, in the proportion which the VELCO quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the unit incurred by PSNH, which are reasonable and cost-effective for the remaining term of the VELCO contract. In early 1998, PSNH took the Merrimack Unit #2 facility off line, shut it down and commenced a maintenance outage. In February, March and April of 1998, PSNH billed VELCO for costs to complete the maintenance outage. VELCO disputes the validity of a portion of the charges on grounds that the maintenance performed at the unit was to extend the life of the Merrimack plant beyond the term of the VELCO contract and that the charges in connection with said investments were not reasonable and cost-effective for the remaining term of the VELCO contract. The Company estimates the portion of the disputed charges allocable to the Company could be as much as $.5 million.

Cogeneration/Independent Power Qualifying Facilities ("IPPs")

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

     On September 3, 1999, the PSB responded to the Company's petition by opening a formal investigation regarding these contracts. Shortly thereafter, Citizens Utilities, Hardwick Electric Department and the Burlington Electric Department notified the PSB that they were withdrawing from the petition but they will participate in the case as a non-moving parties. In a separate VSC action brought by several IPP's owners, GMP's full participation in this PSB proceeding was enjoined. That injunction is now on appeal to the VSC. The Company and the other moving utilities have requested that the PSB issue an order requiring GMP's full participation in the PSB proceeding. At the same time, the IPPs have filed a motion seeking to disqualify the law firm representing the utilities on the grounds of an alleged conflict of interest. The IPPs have also filed a related proceeding in the Washington County Superior Court contending that the PSB rules pertaining to IPPs, which the utilities have relied upon, in part, in their petition before the PSB contains a so-called "scrivener's error."

Production and Transmission

     Primarily as a result of a refund in 1999 related to transmission billings to Hydro-Quebec in the first quarter of 1999, production and transmission expenses increased $1.9 million for the first quarter of 2000.

Other Operation

     Principally due to lower general and administrative costs, other operation expenses decreased $1.4 million for the first quarter of 2000 compared to the first quarter of 1999.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences. For the first quarter of 2000 these taxes decreased as a result of lower pre-tax earnings.

Other Income and Deductions

     Other income and deductions decreased for the first quarter of 2000 primarily due to lower equity income from non-utility subsidiary companies primarily related to SmartEnergy's ownership share in HSS.

Interest on Long-Term Debt

     In July 1999, the Company sold $75.0 million aggregate principal amount of 8 1/8% Second Mortgage Bonds due 2004. Accordingly, interest on long-term debt increased for the first quarter of 2000.

Other Interest Expense

     Other interest expense decreased for the first quarter 2000 compared to same period last year due to a decrease in average outstanding short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash flow provided by operating activities generated $32.4 million and $28.4 million for the three months ended March 31, 2000 and 1999, respectively.

     The Company ended the first three months of 2000 with cash and cash equivalents of $58.4 million, an increase of $22.9 million from the beginning of the year. The increase in cash for the first three months of 2000 was the result of $32.4 million provided by operating activities, offset by $7.1 million used for investing activities and $2.4 million used for financing activities.

     Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided $10.3 million. About $22.1 million of cash was provided by working capital and other operating activities.

     Investing Activities - Construction and plant expenditures consumed approximately $3.3 million, while $3.5 million was used for non-utility investments.

     Financing Activities - Dividends paid on common stock were $2.5 million, while preferred stock dividends were $.5 million.
Long-term debt provided $.9 million and reduction in capital lease obligations required $.3 million.

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

     The Company has an aggregate of $16.9 million of letters of credit with expiry dates of May 31, 2001.

     On February 2, 1999, Standard & Poor's Corporation ("Standard & Poor's") lowered its corporate credit rating on the Company to BBB- (triple-'B'-minus) from BBB (triple-'B'), the senior secured rating to BBB+ (triple-'B'-plus) from A- (single-'A'-minus), and the preferred stock rating to BB+ (double-'B'-plus) from BBB- (triple-'B'-minus). In addition, the ratings were also placed on CreditWatch with negative implications. On February 17, 1999, Standard & Poor's rating on the Company's preferred stock was automatically reduced to double-'B'- from double -'B'- plus in response to a policy change in the way Standard & Poor's rates preferred stock.

     On July 16, 1999, Standard & Poor's assigned its
BBB- (triple-'B'- minus) rating to the Company's then proposed $75.0 million second mortgage bonds. Concurrently, the bonds were placed on CreditWatch with negative implications.

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

    On March 28, 2000 Standard & Poor's reaffirmed that its ratings on the Company remain on CreditWatch with negative implications, reflecting the potentially adverse impact of pending legal and regulatory decisions that could seriously weaken the Company's credit profile.

     "Standard & Poor's remains highly concerned about several important events, which are expected to occur in mid- to late-2000 and could result in significantly lower ratings. These events include the outcome of contract renegotiations with key power suppliers, most notably Hydro-Quebec, the arbitration related to the January 1998 ice storm, and a Vermont Supreme Court appeal, offset in part by the pending sale of the Vermont Yankee nuclear plant. Furthermore, if the PSB disallows the full recovery of power costs associated with the burdensome
Hydro-Quebec contract, the utility may be required to record substantial write-offs. The outcome of key regulatory decisions will be the principal rationale for any rating or outlook adjustments.

     The Company's ratings reflect a below-average business profile, coupled with a weak financial profile for the current ratings when adjusted for off-balance-sheet power and transmission obligations. The utility's business profile reflects increasingly restrictive regulation, rising power costs, and nuclear asset exposure. This is tempered only partially by a diverse service area economy with limited industrial concentration, regionally competitive rates, and improving operational efficiency."

     Standard & Poor's also said "resolution of the CreditWatch listing will depend on the Hydro-Quebec renegotiations, the arbitration related to the January 1998 ice storm the Vermont Supreme Court appeal, and other state and federal legal proceedings, which could be resolved in mid- to late-2000. In addition, adequate rate relief and/or successful mitigation of high power costs through contract renegotiations or other methods are essential for maintaining ratings".

     On February 17, 1999, Duff & Phelps Credit Rating Co.("Duff & Phelps") placed the credit ratings of the Company on Rating
Watch-Down due to the high level of regulatory and public policy uncertainty in Vermont and the unfavorable ruling by the United States Court of Appeals relating to Connecticut Valley, the Company's wholly owned New Hampshire subsidiary.

     On July 16, 1999 Duff & Phelps assigned a rating of
"BBB-" (Triple-B-minus) to the Company's then proposed $75 million issue of second mortgage bonds and lowered its rating on the Company's preferred stock to "BB+" (Double-B-plus) from "BBB-" (Triple-B-minus) with all ratings remaining on Rating Watch- Down.

     On April 4, 2000 Duff & Phelps reaffirmed the Company's credit ratings and has maintained the ratings on Rating Watch-Down. "The watch status reflects the continued high level of regulatory and public policy uncertainty in Vermont and the ultimate legal and regulatory outcome associated with the Company's wholly owned subsidiary, Connecticut Valley, which adds risk to the Company's financial profile going forward. Approximately $190 million of debt and preferred securities are affected."

     Duff & Phelps said, "The Company's ratings and watch status incorporate past negative rulings issued by the PSB regarding purchased power costs, which have led to financial instability and uncertainty among electric utilities in Vermont. Consequently, this uncertain public policy environment has directly impacted CV's overall credit quality, resulting in lower coverage ratios and reduced financial flexibility. Positively, CV has taken initiatives to offset the short-term financial and liquidity constraints of this regulatory induced situation. CV's recent second mortgage issuance (July 1999) provides the Company increased financial flexibility to meet its upcoming mandatory debt and preferred retirements over the next few years while a resolution to Vermont's above-market purchased power obligations, stranded cost recovery and ultimately industry restructuring is attained."

     Current credit ratings of the Company's securities by Standard & Poor's and Duff & Phelps remain as follows:

                                     Standard      Duff &
                                     & Poor's(1)   Phelps(2)
         Corporate Credit Rating       BBB-          N/A
         First Mortgage Bonds          BBB+          BBB
         Second Mortgage Bonds         BBB-          BBB-
         Preferred Stock               BB            BB+

         (1) All Standard and Poor's ratings are placed on "CreditWatch with negative implications."
         (2) All Duff & Phelps ratings are placed on "Rating
             Watch Down."

     In 1998, Catamount, replaced its $8.0 million credit facility with a $25.0 million revolving credit/term loan facility maturing November 2006 which provides for up to $25.0 million in revolving credit loans and letters of credit of which $6.3 million was outstanding at March 31, 2000. This facility has a security interest in Catamount's assets. Catamount currently has a $1.2 million letter of credit outstanding to support certain of its obligations in connection with a debt service requirement in the Appomattox Cogeneration project. In addition, a letter of credit for $11.0 million is outstanding in support of construction and equity commitments for its Gauley River Power project.

     SmartEnergy Water Heating Services, Inc., a wholly owned subsidiary of SmartEnergy, has a secured $1.5 million, seven-year term loan with Bank of New Hampshire with an outstanding balance of $1.4 million at March 31, 2000. The interest rate is fixed at 9.50%.

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

     There are specific contractual step up provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the balance of the VJO participants, including the Company, will "step up" to the defaulting party's share on a pro-rata basis. As of December 31, 1999 the Company's VJO projected cost obligation is approximately 47% or $1.0 billion on a nominal basis over the term of the contract ending in 2016. The total VJO contract obligation on a nominal basis over the term of the contract is approximately $2.1 billion.

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

     In September 1999 an initial two weeks of hearings were held dealing primarily with issues of contract interpretation. The balance of the hearings will be held in the second and third quarters of 2000. The Company expects a decision by the end of 2000. In accordance with a PSB Accounting Order, the Company has deferred incremental costs associated with this arbitration of approximately $2.6 million through March 31, 2000. Recovery of these costs will be determined in the next rate proceedings.

Diversification

     Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities. Catamount, a subsidiary of Catamount Resources Corporation, invests in energy generation projects in North America and Western Europe. Through its wholly owned subsidiaries, Catamount has interests in seven operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; and Fort Dunlop, England. In addition, Catamount has interests in a project under construction in Summersville, West Virginia. In November 1999 Catamount created a new subsidiary, Catamount Investment Company LLC, which will provide additional capital for investment in new generation projects. Catamount has partnered with CIT Group, a major equipment finance company, and Dana Commercial Credit Corporation, the finance subsidiary of Dana Corporation. Capital commitments from these two joint venture partners are $60.0 million, to be invested over the next four years. Catamount's after-tax earnings were $.3 million and $.6 million for the first quarter of 2000 and 1999, respectively.

     SmartEnergy also a subsidiary of Catamount Resources Corporation invests in unregulated energy and service related businesses. SmartEnergy also has an ownership interest in HSS. Overall, SmartEnergy incurred net losses of $2.8 million and $.1 million for the first quarter of 2000 and 1999, respectively. HSS establishes a network of affiliate contractors who perform home maintenance repair and improvements via membership. SmartEnergy's investment in HSS is accounted for using the equity method. HSS began operations in the first quarter of 1999 and is subject to risks and challenges similar a company in the early stage of development. HSS' pre-tax loss for the first quarter of 2000 was $5.0 million, resulting primarily from the national rollout of HSS, of which SmartEnergy's share was $3.7 million.

     HSS began a test rollout through Sam's Club in late spring 1999. After a successful test market, the national rollout anticipated for year 2000 was accelerated to begin at the end of 1999. In December 1999 HSS announced that it had developed another marketing relationship with TruServ Corporation, the cooperative entity for True Value Hardware Stores. On March 14, 2000, HSS issued 3,500,000 shares of convertible preferred stock. The proceeds, net of transaction costs, will be used by HSS to finance the national rollout of HSS. As a result of the sale of 50% of the ownership in HSS, and losses that have been incurred on the Company's investment in HSS, the Company expects insignificant losses during the balance of calendar year 2000. The Company's current ownership of HSS is 37.5%.

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

     The 4.7% rate increase is subject to retroactive or prospective adjustment upon future resolution of issues arising under the VJO Power Contract presently before the VSC. The agreement temporarily disallows approximately $7.4 million for the Company's purchased power costs under the VJO Power Contract pending resolution of the issues before the VSC. As a result of the 4.7% rate increase agreement, during the fourth quarters of 1998 and 1999, the Company recorded pre-tax losses of $7.4 million (based on 1999 power costs), and $2.9 million, respectively, for disallowed purchased power costs, representing the Company's estimated under recovery of power costs, prior to further resolution, under the VJO Power Contract for 1999; and the first and second quarters of 2000, respectively. In the first quarter of 2000, an additional $2.9 million pre-tax loss was recorded for the estimated under recovery of Hydro-Quebec power costs for the second quarter of 2000. If in the future, the Company is unable to increase rates to recover the temporary disallowed purchased power costs prior to further resolution under the VJO power contract or otherwise mitigate these costs the Company would be required to record losses for any estimated future under recovery.

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

     If the Company receives an unfavorable ruling from the VSC and the PSB subsequently issues a final rate order adopting the disallowance methodology used to determine the temporary Hydro-Quebec disallowance described above for the duration of the VJO Power Contract, the Company would not be able to recover approximately $198.2 million of power costs over the life of the contract, including $11.5 million in 2000, $11.6 million in 2001, $11.8 million in 2002, $11.9 in million 2003 and $12.1 million in 2004. In such an event, the Company would be required to take an immediate charge to earnings of approximately $198.2 million (pre-tax). Such an outcome could jeopardize the ability of the Company to continue as a going concern. However, at this time, the Company does not believe that such a loss is probable.

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

     On April 13, 2000, the Company and the DPS filed a stipulated agreement with the PSB to end winter-summer rate differentials for the Company's Vermont customers. If approved by the PSB, the Company will have flat rates throughout a given year. Winter rates will be reduced by 14.9%, while summer rates will increase 10.5%. The impact on individual customers will depend on each customer's usage patterns. The change would be revenue neutral over a 12-month period. If approved by the PSB, the rates will be effective July 1, 2000. The additional 2000 revenues, resulting from implementing this change in mid-year, will be applied to reduce or eliminate certain regulatory deferrals.

  New Hampshire

     Connecticut Valley's retail rate tariffs, approved by the NHPUC contain a FAC, and a PPCA. Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available.

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

     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the NHPUC issued an Order allowing Connecticut Valley to implement the proposed FAC and PPCA rates on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC also ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Federal District Court Order, should it be overturned or modified.

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

     On March 6, 2000 the Court granted summary judgment to Connecticut Valley and the Company on their claim under the filed-rate doctrine and issued a permanent injunction mandating that the NHPUC allow Connecticut Valley to pass through to its retail customers its wholesale costs incurred under the RS-2 rate schedule with the Company. The Court also ruled that Connecticut Valley is entitled to recover those wholesale costs that the NHPUC has disallowed in retail rates since January 1, 1997. This decision is subject to implementation by the NHPUC and has been appealed by the NHPUC to the Court of Appeals. The NHPUC also requested the Court of Appeals to stay the Court's Order pending the Court's review on appeal. In response, Connecticut Valley offered to place the additional revenues in escrow pending the outcome of appeal. The Court of Appeals denied the NHPUC's request for a stay so long as the incremental revenues were placed in escrow. The appeal is fully briefed and was argued before the Court of Appeals on May 8, 2000. The Company expects a decision on the appeal within 90 days.

     Pursuant to the March 6, 2000 Court's Order, on March 17, 2000 Connecticut Valley filed a rate request with the NHPUC for an Interim FAC/PPCA to recover the balance of wholesale costs not recovered since January 1997. To mitigate the rate increase percentage, the Interim FAC/PPCA were designed to recover current power costs and a substantial portion of past under collections by the end of 2000; the remainder of the past under collections will be collected during 2001 along with 2001 power costs. The NHPUC held a hearing on April 7, 2000 to review the 12.3% increase that would raise $1.6 million of revenues in 2000. The NHPUC issued an order approving the rates effective May 1, 2000.

Proposed Formation of Holding Company

     In order to further prepare Central Vermont Public Service Corporation for deregulation, on July 24, 1998, the Company filed a petition with the PSB for permission to create a holding company that would have as subsidiaries the Company and non-utility subsidiaries, Catamount and SmartEnergy. The Company believes that a holding company structure will facilitate the Company's transition to a deregulated electricity market. The proposed holding company formation must also be approved by Federal regulators, including the Securities and Exchange Commission and the FERC, and by the Company's shareholders. The Company has negotiated an agreement regarding the formation of a holding company with the DPS. The agreement establishes a code of conduct and affiliate transaction rules. As part of the agreement, the Company has also agreed to not further pursue the holding company proceeding before the PSB until additional progress is made on other restructuring initiatives.

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

Vermont

     Recently, there have been three primary sources of Vermont governmental activity in attempting to restructure the electric industry in Vermont: (1) the Governor's Working Group, created by the Governor of Vermont; (2) the PSB's Docket No. 6140, through which the PSB considered restructuring proposals; (3) the PSB's Docket No. 6330, through which the PSB is considering the establishment of policies and procedures to govern retail competition within the Company's Vermont service territory.

The Working Group

     On July 22, 1998, the Governor of Vermont issued an Executive Order establishing the Working Group on Vermont's Electricity Future to lead a new effort to review the issues of potential restructuring of Vermont's electric industry. The Working Group was created to determine how restructuring the electric industry in Vermont could reduce both current and long-term electric costs for all classes of Vermont electric consumers. The Working Group was asked to provide a fact-based analysis of the options for electric industry restructuring and the impact of such industry changes on consumers and upon Vermont utilities. Further, the Working Group was directed by the Governor to gather information on and evaluate the possible consequences of the current financial status of Vermont electric utilities.

     A report was issued by the Working Group on December 18, 1998. Key conclusions of the report were:

   - The bankruptcy of Vermont electric utilities should not be viewed as an appropriate means to reduce Vermont utilities' committed power supply costs.

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

   - Consolidation of existing electric utilities in Vermont (there are currently 22 utilities) should be considered in order to effect additional savings for utility customers.
        The Working Group noted that by March 1, 2000, most New Englanders outside Vermont will have a choice of their power supplier. While New England has the highest electricity rates in the nation, electricity costs in Vermont have been among the lowest in the region, although the Company's rates are higher than the Vermont average. However, that advantage is eroding as other states in New England restructure their electric utility industries. Therefore, the Working Group noted that it is in the interest of Vermont ratepayers to have the benefit of a restructured electric utility industry as soon as possible.

Public Service Board Docket No. 6140

     On September 15, 1998, the PSB opened Docket No. 6140 with the goal of creating a regulatory environment and a procedural framework to call forth, for disciplined review, proposals for reducing current and future power costs in Vermont. The PSB intended that this proceeding define one or more acceptable courses for power supply reform. All Vermont utilities were made a party to the proceeding. Subsequent to the PSB's announcement, preliminary position papers were filed and a series of technical conferences were convened with the PSB to recommend the scope of the investigation, potential courses for reform of Vermont's power supply and other matters associated therewith including the consideration of the Working Group's recommendations.

     On March 3, 1999, the Company filed its Restructuring Plan, a Working Plan to restructure a significant portion of Vermont's Electric Utility Industry, with the PSB and parties in Docket No. 6140. The Company's plan was a joint plan with GMP. On July 12, 1999, the PSB issued a Status Order concluding that the objective of implementing power supply reform may be advanced more effectively in ways other than holding further technical conferences in this docket. Absent good reason to hold one or more technical conferences pertinent to power supply reform, the PSB indicated that the docket would be closed on December 31, 1999, which action has occurred. As a companion proceeding to its Docket No. 6140 investigation, on January 19, 1999, the PSB issued an order opening a new contested case proceeding, Docket No. 6140-A, where it indicated that it intended to issue final, binding and appealable orders concerning matters related to the reform and restructuring of Vermont's electric utility industry. Initially, the PSB notified parties that it intended proceedings in Docket No. 6140-A to consider matters associated with the bankruptcy of one or more of the Vermont electric utilities. After an opportunity for comment, the focus of the proceeding was amended to consider the principles, authority and proposals for reform of Vermont's electric power supply. This included issues associated with the scope and extent of the Board's authority to approve "securitization" and other financings proposed to be entered into in connection with the buy-out or buy-down of power contracts and the criteria to be applied by the PSB when considering voluntary utility restructuring proposals.

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

     As a result, the Company is pursuing a comprehensive financial Restructuring Plan, certain elements of which were included in the Plan that the Company and GMP filed with the PSB in the first quarter of 1999 in connection with the proceedings in Docket No. 6140 described above. The Company is aggressively pursuing implementation of the Restructuring Plan which includes the following elements:

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

   - Contract and asset disposition: seeking to sell power purchase contracts and generating assets, including the Company's interest in the Vermont Yankee nuclear generating plant. On October 15, 1999, the Company and the other owners of Vermont Yankee accepted a bid for sale of the plant to AmerGen Energy Company, which is owned by PECO Energy Company and British Energy. This transaction will also involve taking back a contract to purchase a portion of the power produced by this plant. The Vermont Yankee sale needs to be approved by numerous state and federal regulatory bodies. On November 4, 1999 the PSB opened Docket No. 6300 to consider the issues attendant to the approval of the sale of Vermont Yankee and approval of various related agreements including the Company's agreement to continue to purchase its share of the output of Vermont Yankee.

   - Cost-cutting: implementing cost-cutting measures to reduce cash flow requirements while maintaining safety and reliability standards.

   - Holding company: establishing a holding company in order to further prepare the Company for deregulation.

   - Industry consolidation: evaluating possible consolidations with other Vermont electric distribution companies.

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

Public Service Board Docket No. 6330

     On November 23, 1999, the Company and GMP ("Companies") filed a joint Petition and Supporting Materials with the PSB asking that the PSB open an investigation to establish retail access policies and procedures to resolve issues that must be decided to implement the Companies' Restructuring Plan. Specifically, the Petition requests that the PSB issue such orders and approvals as are necessary or advisable to:

     1) permit the Companies to suspend their provision of power supply Services ("Generation Service") to customers located within their respective service territories;

     2) permit the Companies to amend their service tariff obligations to clarify that they retain their exclusive service franchises as providers of electric delivery services ("Delivery Service") to customers within their respective service territories;

     3) permit the Companies to implement a Retail Open Access Tariff ("R-OAT") that enables customers located within the Companies' respective service territories to choose their power supplier from an array of approved energy service providers ("ESP"), and to purchase Generation Service from such ESPs at market-determined prices;

     4) select through a competitive bidding process an ESP or ESPs to deliver "Default Service" for energy to customers located within the Companies' service territories that do not otherwise have an arrangement with an ESP for the Provision of Generation Service;

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

     An initial pre-hearing conference was held in this investigation on January 31, 2000. The parties to Docket No. 6330 have agreed to consider the Companies proposal in a proceeding consisting of two phases. In Phase I parties will identify the scope and extent of consensus on docket issues (Module 1) and attempt to negotiate agreements on matters where consensus does not initially emerge (Module
2). In Phase II, parties will litigate unresolved issues. At this time, it is premature to predict the date upon which a final PSB resolution of the matters raised in this investigation will be decided although, the Companies proposed an initial start date for retail competition of September 1, 2001, provided that all of the elements of the joint Restructuring Plan are completed by that time.

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

     On November 24, 1998, Connecticut Valley filed with the NHPUC its annual FAC/PPCA rates to be effective January 1, 1999. On January 4, 1999, the NHPUC issued an Order allowing Connecticut Valley to implement the proposed FAC and PPCA rates on a temporary basis, effective on all bills rendered on or after January 1, 1999. In addition, the NHPUC also ordered Connecticut Valley to pay refunds plus interest to its retail customers for any overcharges collected as a result of the April 9, 1998 Court Order should it be overturned or modified, which are included in the estimated total losses of $4.3 million discussed below.

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

         On March 6, 2000 the Court granted summary judgment to Connecticut Valley and the Company on their claim under the filed-rate doctrine and issued a permanent injunction mandating that the NHPUC allow Connecticut Valley to pass through to its retail customers its wholesale costs incurred under the RS-2 rate schedule with the Company. The Court also ruled that Connecticut Valley is entitled to recover those wholesale costs that the NHPUC has disallowed in retail rates since January 1, 1997. This decision is subject to implementation by the NHPUC and has been appealed by the NHPUC to the Court of Appeals. The NHPUC also requested the Court of Appeals to stay the Court's Order pending the Court's review on appeal. In response, Connecticut Valley offered to place the additional revenues in escrow pending the outcome of appeal.
The Court of Appeals denied the NHPUC's request for a stay so long as the incremental revenues were placed in escrow. The appeal is fully briefed and was argued before the Court of Appeals on May 8, 2000. The Company expects a decision on the appeal within 90 days.

     Pursuant to the March 6, 2000 Court's Order, on March 17, 2000 Connecticut Valley filed a rate request with the NHPUC for an Interim FAC/PPCA to recover the balance of wholesale costs not recovered since January 1997. To mitigate the rate increase percentage, the Interim FAC/PPCA were designed to recover current power costs and a substantial portion of past under collections by the end of 2000; the remainder of the past under collections will be collected during 2001 along with 2001 power costs. The NHPUC held a hearing on April 7, 2000 to review the 12.3% increase that would raise $1.6 million of revenues in 2000. The NHPUC issued an order approving the rates effective May 1, 2000.

FERC Proceedings

     The Company filed an application with the FERC in June 1997, to recover stranded costs in connection with its wholesale rate schedule with Connecticut Valley and a notice of cancellation of the Connecticut Valley rate schedule (contingent upon the recovery of the stranded costs that would result from the cancellation of this rate schedule). In December 1997, the FERC rejected the Company's proposal to recover stranded costs through the imposition of a surcharge on our transmission tariff, but indicated that it would consider an exit fee mechanism for collecting stranded costs. The FERC denied the Company's motion for a rehearing regarding the surcharge proposal, so the Company filed a request with the FERC for an exit fee mechanism to collect the stranded costs resulting from the cancellation of the contract with Connecticut Valley. The stranded cost obligation sought to be recovered through an exit fee, expressed on a net present value basis as of January 1, 2000, is approximately $44.9 million. During April and May 1999, nine days of hearings were held at the FERC before an Administrative Law Judge, who will determine, among other things, whether Connecticut Valley qualifies for an exit fee, and if so, the amount of Connecticut Valley's stranded cost obligation to be paid to the Company as an exit fee. The ruling of the Administrative Law Judge is expected at any time. Thereafter the FERC will act on the judge's recommendations.

     If the Company is unable to obtain an order authorizing the recovery of costs in connection with the June 1997 FERC filing or in the Federal Court, it is possible that the Company would be required to recognize a pre-tax loss under this contract totaling approximately $56.3 million as of December 31, 1999. The Company would also be required to write-off approximately $3.0 million (pre-tax) in regulatory assets associated with its wholesale business as of December 31, 1999. However, even if the Company obtains a FERC order authorizing the updated requested exit fee, if Connecticut Valley is unable to recover its costs by increasing its rates, Connecticut Valley would be required to recognize a loss under this contract of approximately $44.9 million (pre-tax) representing future under recovery of power costs as of December 31, 1999.

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

     For further information on New Hampshire restructuring issues and other regulatory events in New Hampshire affecting the Company or Connecticut Valley and the 1997, 1998 and 1999 charges and reversals of charges, see the Company's Current Reports on Form 8-K dated January 12, 1998, January 28, 1998, April 1, 1998 and February 1, 1999; the Company's Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 1998; and March 31, June 30 and September 30, 1999. Also, Item 1. Business-New Hampshire Retail Rates, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Electric Industry Restructuring-New Hampshire and Item 8. Financial Statements and Supplementary Data-Note 13, Retail Rates-New Hampshire in the Company's 1999, 1998 and 1997 Annual Reports on Form 10-K.

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

     As described in Note 1 of Notes to Consolidated Financial Statements, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont service territory and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $59.3 million on a pre-tax basis as of March 31, 2000. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

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

Recent Accounting Pronouncements

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

Items 2 and 3.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a)  The Registrant held its Annual Meeting of Stockholders on
             May 2, 2000.

        (b)  To approve the Stock Option Plan for Key Employees:

                 For      8,775,317
                 Against    993,841
                 Abstain    318,593
                 Non-vote         2

        (c)  Directors elected whose terms will expire in year 2003:

                                       Votes FOR       Votes WITHHELD
                                       ---------       --------------
               Robert L. Barnett       9,886,182           201,571
               Frederic R. Bertrand    9,875,264           212,489
               Robert G.  Clarke       9,882,673           205,080
               Mary Alice McKenzie     9,876,543           211,210

             Other Directors whose terms will expire in 2001:

                                       Votes FOR       Votes WITHHELD
                                       ---------       --------------

               Timothy S. Cobb         9,855,532           232,221


             Other Directors whose terms will expire in 2001:

               Luther F. Hackett
               Janice L. Scites

             Other Directors whose terms will expire in 2002:

               Rhonda L. Brooks
               Patrick J. Martin
               Robert H. Young

Item 5. Other Information.

      (a) In the summer of 1997, the City of Claremont ("Claremont"), New Hampshire engaged a consulting firm to conduct a study to determine Claremont's options under New Hampshire law including the possible municipalization of Connecticut Valley's service area located within its jurisdiction. The City Council ("Council") appropriated approximately $75,000 for purposes of the study which has been completed. In May 1999, the City Council of Claremont considered whether to publicly warn a vote to acquire the Company's facilities located in Claremont and to establish a municipal electric utility pursuant to N.H.R.S.A. Chapter 38 et. sec. By vote of six to three, the Council voted to proceed towards the establishment of a municipal electric utility and acquisition of Company facilities. This action required that Claremont hold an election within one year of the Council's action to determine if a majority of the qualified voters will confirm the Council's decision. Should the Council's decision be confirmed by Claremont voters, the Council will have thirty days from the date of the confirming vote to notify the Company of its intention to purchase all or such portion of the Company's plant and property located within Claremont and such portion of the plant lying within the municipality as the public interest may require. The Company would thereafter have sixty days to reply to the Claremont's inquiry. If there is no agreement between the Company and Claremont, Claremont may proceed to condemn the Company's facilities with proceedings before the NHPUC as provided for in Chapter 38 and the FERC as provided for in its Rule 35.26 (18CFR Chapter 1). On September 8, 1999, the City Council voted to postpone indefinitely the citizens' vote on municipalization which had been set for November 2, 1999. A group of Claremont citizens opposed to a government electric takeover actively participated in the November 2, 1999 municipal election, resulting in the election of three challengers opposed to the idea, and the creation of a majority on the city council against the municipalization of Connecticut Valley's system. The Company cannot predict at this time when or if a citizens' vote on municipalization will be held in connection with this initiative.

      (b) On May 2, 2000, Joan F. Gamble was elected Vice President of Human Resources and Strategic Planning.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits

            10.  Material Contracts

                 A 10.91  Management Incentive Plan for Executive
                          Officers dated January 1, 2000

                 A 10.92  Change Of Control Agreement as approved
                          April 3, 2000

                          A - compensation related plan, contract or
                              arrangement

                27.  Financial Data Schedule

      (b)  Item 5.  Other Events, dated March 17, 2000 re: Sale of a 50 percent interest in the Home Service Store, Inc. to Jupiter Partners II L.P.

                               SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                        (Registrant)



                  By                 Francis J. Boyle
                     Francis J. Boyle
                     Authorized Signatory and Senior Vice President, Principal Financial Officer and Treasurer










Dated  May 12, 2000