Form 10-Q
period 2000-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2000-08-11
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   Form 10-Q


            | x | QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended   June 30, 2000



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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2000 there were outstanding 11,505,730 shares of Common Stock, $6 Par Value.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                  Form 10-Q

                              Table of Contents



                                                                        Page
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Consolidated Statement of Income and Retained Earnings
             for the six months ended June 30, 2000 and 1999               3


            Consolidated Balance Sheet as of June 30, 2000 and
             December 31, 1999                                             4


            Consolidated Statement of Cash Flows for the six
             months ended June 30, 2000 and 1999                           5


            Notes to Consolidated Financial Statements                  6-17


  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       18-35



PART II.  OTHER INFORMATION                                               36



SIGNATURE                                                                 37

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements
            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                         (Dollars in thousands, except per share amounts)
                                            (Unaudited)


                                         Three Months Ended        Six Months Ended
                                               June 30                  June 30
                                           2000       1999         2000       1999
Operating Revenues                       $73,867     $93,139     $173,816    $191,781

Operating Expenses
  Operation
    Purchased power                       44,432      62,899       98,008     112,934
    Production and transmission            6,811       5,761       13,314      10,760
    Other operation                       10,181      11,195       20,863      23,234
  Maintenance                              3,408       4,156        6,233       7,040
  Depreciation                             4,223       4,212        8,506       8,397
  Other taxes, principally property taxes  2,818       2,815        5,843       5,902
  Taxes on income                            (83)        238        6,408       7,795
                                         -------     -------     --------    --------

  Total operating expenses                71,790      91,276      159,175     176,062
                                         -------     -------     --------    --------

Operating Income                           2,077       1,863       14,641      15,719

                                         -------     -------     --------    --------

Other Income and Deductions
  Equity in earnings of affiliates           731         760        1,477       1,505
  Other income net                         1,623         326       (1,414)      1,290
  Benefit (provision) for income taxes      (440)        (17)         823        (262)
                                         -------     -------     --------    --------

  Total other income and deductions, net   1,914       1,069          886       2,533
                                         -------     -------     --------    --------

Total Operating and Other Income           3,991       2,932       15,527      18,252

Net Interest Expense                       3,717       2,516        7,294       5,106
                                         -------     -------     --------    --------

Net Income (Loss)                            274         416        8,233      13,146

Retained Earnings at Beginning of Period  79,885      80,013       72,371      67,748
                                         -------     -------     --------    --------

Retained Earnings before Dividends        80,159      80,429       80,604      80,894

Cash Dividends Declared
  Preferred stock                            890         466        1,335         931
  Common stock                             5,049       2,527        5,049       2,527
                                         -------     -------     --------    --------

  Total dividends declared                 5,939       2,993        6,384       3,458
                                         -------     -------     --------    --------

Other Adjustments                           (168)          -         (168)          -
                                         -------     -------     --------    --------

Retained Earnings at End of Period       $74,052     $77,436     $ 74,052    $ 77,436
                                         =======     =======     ========    ========

Earnings (Losses) Available For          $  (171)    $   (50)    $  7,343    $ 12,215
 Common Stock

Average Shares of Common Stock
 Outstanding                          11,476,556  11,462,417   11,471,680  11,461,778

Earnings (Losses) Per Basic and
  Diluted Share of Common Stock          $  (.01)    $   .00     $    .64    $   1.07
                                         =======     =======     ========    ========

Dividends Paid Per Share of Common Stock $   .22     $   .22     $    .44    $    .44
The accompanying notes are an integral part of these consolidated financial statements.

                           CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                     (Dollars in thousands)         June 30    December 31
                                                               2000         1999
Assets
Utility Plant, at original cost                              $477,615       $475,845
  Less accumulated depreciation                               181,054        173,605
                                                             --------       --------

                                                              296,561        302,240
  Construction work in progress                                13,572         11,315
  Nuclear fuel, net                                               888          1,177
                                                             --------       --------

  Net utility plant                                           311,021        314,732
                                                             ========       ========
Investments and Other Assets
  Investments in affiliates, at equity                         25,575         25,501
  Non-utility investments                                      43,493         45,269
  Non-utility property, less accumulated depreciation           2,326          2,513
                                                             --------       --------

  Total investments and other assets                           71,394         73,283
                                                             --------       --------
Current Assets
  Cash and cash equivalents                                    54,012         35,461
  Special deposits                                                114            113
  Accounts receivable, less allowance for uncollectible
   accounts ($1,684 in 2000 and $1,595 in 1999)                21,612         38,381
  Unbilled revenues                                            13,697         20,605
  Materials and supplies, at average cost                       3,578          3,126
  Prepayments                                                   2,845          1,964
  Other current assets                                          6,115          6,510
                                                             --------       --------

  Total current assets                                        101,973        106,160
                                                             --------       --------

Regulatory Assets                                              56,356         62,808
                                                             --------       --------

Other Deferred Charges                                          7,075          6,976
                                                             --------       --------

Total Assets                                                 $547,819       $563,959
                                                             ========       ========

Capitalization and Liabilities
Capitalization
  Common stock, $6 par value, authorized
   19,000,000 shares; outstanding 11,785,848 shares          $ 70,715       $ 70,715
  Other paid-in capital                                        45,351         45,340
  Accumulated other comprehensive income                         (246)          (246)
  Treasury stock (303,818 shares and 319,043 shares,
   respectively, at cost)                                      (3,963)        (4,159)
  Retained earnings                                            74,052         72,371
                                                             --------       --------

  Total common stock equity                                   185,909        184,021
  Preferred and preference stock                                8,054          8,054
  Preferred stock with sinking fund requirements               16,000         17,000
  Long-term debt                                              156,058        155,251
  Capital lease obligations                                    14,570         15,060
                                                             --------       --------

  Total capitalization                                        380,591        379,386
                                                             --------       --------

Current Liabilities
  Current portion of long-term debt and preferred stock        17,691         16,688
  Accounts payable                                              5,063         14,843
  Accounts payable - affiliates                                10,970         12,311
  Accrued income taxes                                              -            675
  Dividends declared                                            2,971          2,523
  Nuclear decommissioning costs                                 2,634          3,457
  Disallowed purchased power costs                              2,859          2,859
  Other current liabilities                                    17,483         18,823
                                                             --------       --------

  Total current liabilities                                    59,671         72,179
                                                             --------       --------

Deferred Credits
  Deferred income taxes                                        44,025         48,631
  Deferred investment tax credits                               6,244          6,440
  Nuclear decommissioning costs                                17,377         18,548
  Other deferred credits                                       39,911         38,775
                                                             --------       --------

  Total deferred credits                                      107,557        112,394
                                                             --------       --------
Total Capitalization and Liabilities                         $547,819       $563,959
                                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                            (Unaudited)


                                                             Six Months Ended
                                                                 June 30
                                                            2000        1999
Cash Flows Provided (Used) By
 Operating Activities
     Net income                                           $ 8,233     $13,146
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Equity in earnings of affiliates                    (1,477)     (1,505)
       Dividends received from affiliates                   1,914       1,697
       Equity in (earnings) losses of non-utility
       investments                                          2,028      (1,520)
       Distribution of earnings from non-utility
        investments                                         2,793       2,758
       Depreciation                                         8,506       8,397
       Deferred income taxes and investment tax credits    (4,151)      1,499
       Net deferral and amortization of nuclear refueling
        replacement energy and maintenance costs            3,038       1,377
       Amortization of conservation and load management
        Costs                                               2,610       3,304
       Amortization of capital leases                         544         541
       Decrease in accounts receivable and unbilled
        revenues                                           23,389       1,400
       Increase (decrease) in accounts payable            (10,460)      2,514
       Decrease in accrued income taxes                    (1,682)     (1,657)
       Change in other working capital items                 (889)       (122)
       Other, net                                             (78)      1,070
     Net cash provided by operating activities             34,318      32,899

  Investing Activities
     Construction and plant expenditures                   (6,113)     (5,817)
     Conservation & load management expenditures             (606)     (1,547)
     Return of capital                                         93          93
     Non-utility investments                               (3,507)     (1,601)
     Other investments, net                                     9         (10)
     Net cash used for investing activities               (10,124)     (8,882)

  Financing Activities
     Short-term debt, net                                       2      (8,750)
     Long-term debt, net                                      807         (11)
     Common and preferred dividends paid                   (5,936)     (5,509)
     Reduction in capital lease obligations                  (544)       (541)
     Sale of common stock                                      28          20
                                                          -------     -------

     Net cash used for financing activities                (5,643)    (14,791)
                                                          -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents       18,551       9,226
Cash and Cash Equivalents at Beginning of Period           35,461      10,051
                                                          -------     -------

Cash and Cash Equivalents at End of Period                $54,012     $19,277
                                                          =======     =======

Supplemental Cash Flow Information
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $ 6,946     $ 4,953
    Income taxes (net of refunds)                         $11,379     $ 8,213

The accompanying notes are an integral part of these consolidated financial statements.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 2000


Note 1 - Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies, but considers each interim period as an integral part of an annual period.

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

     The Company continues to investigate, evaluate, monitor and, where appropriate, remediate contaminated sites related to these past activities. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated. As part of that process, the Company also researches the possibility of insurance coverage that could defray any such remediation expenses.

Cleveland Avenue Property The Company's Cleveland Avenue property, located in the City of Rutland, Vermont, was a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl ("PCB") contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies in the late 1980's and early 1990's to determine the magnitude and extent of the contamination. After completing its preliminary investigation, the Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5.0 million. This was charged to expense in the fourth quarter of 1992. Site investigation has continued over the last several years and the Company continues to work with the State of Vermont in a joint effort to develop a mutually acceptable solution.

Brattleboro Manufactured Gas Facility From the early to late 1940's, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont ("VT"). The Company received a letter from the State of New Hampshire ("NH")asking the Company to conduct a scoping study in and around the site of the former facility. The Company commissioned an environmental site assessment in late 1999. In April 2000, the Company presented the assessment findings to the states of NH and VT and the town of Brattleboro. The State of VT concluded that additional site monitoring is necessary. The State of NH has yet to comment on the assessment findings. At this time the Company has not finalized an estimate of its potential liability at this site.

Dover, New Hampshire Manufactured Gas Facility The Company was recently contacted by Public Service Company of New Hampshire ("PSNH") with respect to this site. PSNH alleges the Company is partially liable for remediation of this site. PSNH's allegation is premised on the fact that prior to PSNH's purchase of the facility, it was operated by Twin State Gas and Electric ("Twin State"). Twin State merged with the Company on the same day the facility was sold to PSNH. The Company is researching the underlying transactions in an effort to determine the nature and extent of any liability it may have. The State of NH subsequently notified the Company that they received notice from PSNH that the Company is liable for the site. Accordingly, the Company responded to the State of NH and agreed to participate in future discussions about the site but did not acknowledge liability pending the completion of research related to the transaction. At this time, the Company has not finalized an estimate of its potential liability at this site.

     The Company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the Company to incur material remediation expenses, nor has the EPA or other federal or state agency sought contribution from the Company for the study or remediation of any such sites.

     As of June 30, 2000, a reserve of $9.6 million has been established representing management's best estimate of the costs to remediate the sites.

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

     In response to the Company's September 1997 rate increase filing, the Vermont Public Service Board ("PSB") decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company made a filing with the PSB stating that the PSB as well as other parties should be barred from reviewing past decisions because the PSB already examined the Company's decision to buy power from Hydro-Quebec in a 1994 rate case in which the Company was penalized for "improvident power supply management". During February 1998, the Vermont Department of Public Service ("DPS") filed testimony in opposition to the Company's retail rate increase request. The DPS recommended that the PSB instead reduce the Company's then current retail rates by 2.5% or $5.7 million. The Company sought, and the PSB granted, permission to stay this rate case and to file an interlocutory appeal of the PSB's denial of the Company's motion to preclude a re-examination of the Company's Hydro-Quebec contract in 1991. The Company has argued its position before the Vermont Supreme Court ("VSC"). The VSC has not yet rendered a decision and it is uncertain at this time when a decision is forthcoming.

     The Company filed, on June 12, 1998 with the PSB, for a 10.7% retail rate increase that supplanted the September 22, 1997 rate increase request of 6.6%, to be effective March 1, 1999. On October 27, 1998, the Company reached an agreement with the DPS regarding the June 1998 retail rate increase request providing for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered on or after January 1, 1999. The agreement was approved by the PSB on December 11, 1998.

     The 4.7% rate increase is subject to retroactive or prospective adjustment upon future resolution of issues arising under the Hydro-Quebec and Vermont Joint Owners ("VJO") Power Contract presently before the VSC. The agreement temporarily disallows approximately $7.4 million (based on 1999 power costs)for the Company's purchased power costs under the VJO Power Contract pending resolution of the issues before the VSC. As a result of the 4.7% rate increase agreement, during the fourth quarters of 1998 and 1999, the Company recorded pre-tax losses of $7.4 million, and $2.9 million, respectively, for disallowed purchased power costs, representing the Company's estimated under recovery of power costs, prior to further resolution, under the VJO Power Contract for 1999 and the first quarter of 2000, respectively. In the first six months of 2000, an additional $5.7 million pre-tax loss was recorded for the estimated under recovery of Hydro-Quebec power costs for the second and third quarter of 2000. If in the future, the Company is unable to increase rates to recover the temporary disallowed purchased power costs prior to further resolution under the VJO power contract or otherwise mitigate these costs, the Company would be required to record losses for any estimated future under recovery.

     These temporary disallowances were calculated using comparable methodology to that used by the PSB in the Green Mountain Power ("GMP") rate case on February 28, 1998. In that case, the PSB found GMP's decision to commit to the VJO Power Contract in 1991 "imprudent" and that power purchased under it was not "used and useful." As a result, the PSB concluded that a portion of GMP's current costs should not be imposed on GMP's customers and were disallowed. GMP is appealing that rate order to the VSC. Should the Company receive a similar order from the PSB, the Company would experience a material adverse effect on its results of operations and financial condition.

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

     On April 13, 2000, the Company and the DPS filed a stipulated agreement with the PSB to end winter-summer rate differentials for the Company's Vermont customers. On June 8, 2000, the PSB approved the Company's request to end the winter-summer rate differential and, therefore the Company will now have flat rates throughout a given year. Winter rates will be reduced by 14.9%, while summer rates will increase 10.5%. The rate design change will be revenue neutral over a 12-month period. The additional 2000 revenues, resulting from implementing this change in mid-year, will be applied to reduce or eliminate certain regulatory deferrals.

     New Hampshire Retail Rate/Federal Court Proceedings: Connecticut Valley's, retail rate tariffs, approved by the NHPUC, contain a Fuel Adjustment Clause ("FAC") and a Purchased Power Cost Adjustment ("PPCA"). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity which are reconciled when actual data is available.

     On February 28, 1997 the NHPUC published its detailed Final Plan to restructure the electric utility industry in New Hampshire. Also on February 28, 1997, the NHPUC, in a supplemental order specific to Connecticut Valley, found that Connecticut Valley was imprudent for not terminating the FERC-authorized power contract between Connecticut Valley and the Company. The NHPUC required Connecticut Valley to give notice to cancel its contract with the Company and denied stranded cost recovery related to this power contract. Connecticut Valley filed for rehearing of the February 28, 1997 NHPUC Order.

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

     On January 19, 1998, Connecticut Valley and the Company filed with the Federal District Court ("Court") for a Temporary Restraining Order ("TRO") to maintain the status quo ante by staying the NHPUC Order of December 31, 1997 and preventing the NHPUC from taking any action that
(i) compromises cost-based rate making for Connecticut Valley; (ii) interferes with FERC's exclusive jurisdiction over the Company's pending application to recover wholesale stranded costs upon termination of its wholesale power contract with Connecticut Valley; or (iii) prevents Connecticut Valley from recovering through retail rates the stranded costs and purchased power costs that it incurs pursuant to its FERC-authorized wholesale rate schedule with the Company.

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

     Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of Statement of Financial Accounting Standards No. 71 ("SFAS No. 71"). As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business as of December 31, 1997. This write-off amounted to approximately $1.2 million on a pre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss in 1997 for disallowed power costs.

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

     On April 3, 1998, Court held a hearing on the Companies' motion for a TRO and Preliminary Injunction against the NHPUC at which time both the companies and the NHPUC presented arguments. In an oral ruling from the bench, and in a written order issued on April 9, 1998, the Court concluded that the companies had established each of the prerequisites for preliminary injunctive relief and directed and required the NHPUC to allow Connecticut Valley to recover through retail rates all costs for wholesale power that Connecticut Valley purchases from the Company pursuant to its FERC-authorized wholesale rate schedule effective January 1, 1998 until further court order. Connecticut Valley received an order from the NHPUC authorizing retail rates to recover such costs beginning in May 1998. On April 14, 1998, the NHPUC filed a notice of appeal and a motion for a stay of the Court's preliminary injunction. The NHPUC's request for a stay was denied. At the same time, the NHPUC permitted Connecticut Valley to recover in rates the full cost of its wholesale power purchases from the Company.

     Also, on April 3, 1998, the Court indicated its earlier TRO enjoining the NHPUC's restructuring orders applied to Connecticut Valley which prohibits the enforcement of the restructuring orders until the Court conducts a consolidated hearing and rules on the requests for permanent injunctive relief by plaintiff PSNH and the other utilities that had been allowed to intervene in these proceedings, including the Company and Connecticut Valley. The plaintiffs-interveners thereafter filed a motion asking the Court to extend its stay of action by the NHPUC to implement restructuring and to make clear that the stay encompasses the NHPUC's order of March 20, 1998.

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

     On May 11, 1998, the NHPUC issued an order requiring Connecticut Valley to show cause why it should not be held in contempt for its failure to meet the compliance filing requirements of its March 20, 1998 Order. A hearing on this matter was scheduled for June 11, 1998, which was subsequently canceled because of the Court's June 5, 1998 Order, discussed below.

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

     The Court of Appeals affirmed the preliminary injunction, issued by the Court, staying restructuring until the plaintiff utilities' claims (including those of the Company and Connecticut Valley) are fully tried. The Court of Appeals found that PSNH had sufficiently established that, without the preliminary injunction against restructuring, it would suffer substantial irreparable injury and that it had sufficient claims against restructuring to warrant a full trial. The Court of Appeals also affirmed the extension of the preliminary injunction to protect the other plaintiff utilities, including Connecticut Valley and the Company, although it questioned whether the other utilities had arguments as strong against restructuring as PSNH because they did not have formal agreements with the State similar to PSNH's Rate Agreement. The Court of Appeals stated that if the Court awards the utilities permanent injunctive relief against restructuring after the case is tried, then it must explain why the other utilities are also entitled to such relief. The NHPUC filed a petition for rehearing on December 17, 1998. The Court of Appeals denied the petition on January 13, 1999.

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

     As a result of the December 3, 1998 Court of Appeals' decision discussed above, on March 22, 1999, the NHPUC issued an Order which directed Connecticut Valley to file within five business days its calculation of the difference between the total FAC and PPCA revenues that it would have collected had the 1997 FAC and PPCA rate levels been in effect the entire year. In its Order, the NHPUC also directed Connecticut Valley to calculate a rate reduction to be applied to all billings for the period April 1, 1999 through December 31, 1999, to refund the 1998 over collection relative to the 1997 rate level. The Company estimated this amount to be approximately $2.7 million on a pre-tax basis. Connecticut Valley filed the required tariff page with the NHPUC, under protest and with reservation of all rights, on March 26, 1999, and implemented the refund effective April 1, 1999.

     As a result of legal and regulatory actions discussed above, Connecticut Valley no longer qualified as of December 31, 1998 for the application of SFAS No. 71, and wrote-off in the fourth quarter of 1998 all of its regulatory assets associated with its New Hampshire retail business estimated at approximately $1.3 million on a pre-tax basis at December 31, 1998. In addition, Connecticut Valley recorded estimated total losses of $4.3 million pre-tax during the fourth quarter of 1998 for disallowed power costs of $1.6 million and its refund obligations of $2.7 million.

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

     On June 14, 1999, PSNH and various parties in New Hampshire announced that a "Memorandum of Understanding" had been reached that is intended to result in a detailed settlement proposal to the NHPUC that would resolve PSNH's claims against the NHPUC's restructuring plan. On July 6, 1999, PSNH petitioned the Court to stay its proceedings indefinitely while the proposed settlement is reviewed and approved by the NHPUC and the New Hampshire Legislature. On July 12, 1999, the Company and Connecticut Valley objected to any stay that would allow the NHPUC's rate freeze order to remain in effect for an extended period and asked the Court to proceed with prompt hearings on its summary judgement motion and trial on the merits. On October 20, 1999, the Court heard oral arguments pertaining to the pretrial motions of the Company and the NHPUC for summary judgement and dismissal, respectively.

     On December 1, 1999, Connecticut Valley filed with the NHPUC a petition for a change in its FAC and PPCA rates effective on bills rendered on and after January 1, 2000. On December 30, 1999, the NHPUC denied Connecticut Valley's request to increase its FAC and PPCA rates above those in effect at December 31, 1997, subject to further investigation and reconciliation until otherwise ordered by the NHPUC. Accordingly, during the fourth quarter of 1999 Connecticut Valley recorded a pre-tax loss of $1.2 million for under collection of year 2000 power costs.

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

        On March 6, 2000, the Court granted summary judgment to Connecticut Valley and the Company on their claim under the filed-rate doctrine and issued a permanent injunction mandating that the NHPUC allow Connecticut Valley to pass through to its retail customers its wholesale costs incurred under the RS-2 rate schedule with the Company. The Court also ruled that Connecticut Valley is entitled to recover those wholesale costs that the NHPUC has disallowed in retail rates since January 1, 1997. This decision is subject to implementation by the NHPUC and has been appealed by the NHPUC to the Court of Appeals. The NHPUC also requested the Court of Appeals to stay the Court's order pending the Court's review on appeal. In response, Connecticut Valley offered to place the additional revenues in escrow pending the outcome of appeal.
The Court of Appeals denied the NHPUC's request for a stay so long as the incremental revenues were placed in escrow.

     Pursuant to the March 6, 2000 Court's Order, on March 17, 2000 Connecticut Valley filed a rate request with the NHPUC for an Interim FAC/PPCA to recover the balance of wholesale costs not recovered since January 1997. To mitigate the rate increase percentage, the Interim FAC/PPCA were designed to recover current power costs and a substantial portion of past under collections by the end of 2000; the remainder of the past under collections will be collected during 2001 along with 2001 power costs. The NHPUC held a hearing on April 7, 2000 to review the 12.3% increase that would raise $1.6 million of revenues in 2000. The NHPUC issued an order approving the rates as temporary effective May 1, 2000.

     On July 25, 2000, the Court of Appeals affirmed the Court's March 6, 2000 Order granting summary judgement to Connecticut Valley and the Company. The Court of Appeals decision is subject to a reconsideration and an appeal process. None the less, those amounts held in escrow have been released to the Company as a result of the March 6, 2000 order.

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

Claremont Municipalization

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

     The Company's reportable operating segments include Central Vermont Public Service Corporation ("CV") which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont; Connecticut Valley Electric Company Inc. ("CVEC") which distributes and sells electricity in parts of New Hampshire; Catamount which invests in non-regulated, energy-supply projects and SmartEnergy which pursues retail alliances to market energy and related products and services, engages in the sale of or rental of electric water heaters and has a 37.5% ownership interest in The Home Service Store, Inc. ("HSS"). CVEC, while managed on an integrated basis with CV, is presented separately because of its separate and distinct regulatory jurisdiction. Other operating segments include a segment below the quantitative threshold for separate disclosure. This operating segment is C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease certain real and personal property and interests therein related to the utility business. Segment information for the second quarter of 1999 has been restated to separately present SmartEnergy which became a reportable segment during the fourth quarter of 1999.

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

     Financial information by industry segment for the three and six months ended June 30, 2000 and 1999, is as follows (dollars in thousands):

                                                                                Reclassifications
Three Months Ended June 30  CV         CVEC                                      & Consolidating
     2000                 Vermont New Hampshire  Catamount SmartEnergy Other<F1>     Entries      Consolidated
     ----                 ------- -------------  --------- ----------- -------  ----------------- ------------
Revenues from external
 customers               $ 69,932      $ 4,637   $   125    $   768                 $   895         $ 73,867
Intersegment revenues       3,322                                                     3,322              -
Net income (loss)              44         (263)       40        450    $   3            -                274
Total assets             $489,936      $12,245   $46,039    $ 5,544    $ 307        $ 6,252         $547,819


     1999
     ----

Revenues from external
 customers               $ 88,221      $ 4,918   $   166    $ 1,964    $   2        $ 2,132         $ 93,139
Intersegment revenues       3,132                                                     3,132              -
Net income (loss)             248          271       308       (413)       2            -                416
Total assets             $468,220      $12,639   $43,954    $ 4,725    $ 358        $ 5,795         $524,101

(1) Includes segments below the quantitative threshold for separate disclosure.

                                                                                Reclassifications
Six Months Ended June 30    CV         CVEC                                      & Consolidating
     2000                 Vermont New Hampshire  Catamount SmartEnergy Other<F1>     Entries      Consolidated
     ----                -------- -------------  --------- ----------- -------- ----------------- ------------
Revenues from external
 customers               $164,170      $ 9,649   $   224    $ 1,656                 $ 1,883         $173,816
Intersegment revenues       6,457                                                     6,457              -
Net income (loss)          10,426         (154)      297     (2,341)   $   5            -              8,233
Total assets             $489,936      $12,245   $46,039    $ 5,544    $ 307        $ 6,252         $547,819

     1999
     ----

Revenues from external
 customers               $180,480      $11,303   $   295    $ 4,284    $   4        $ 4,585         $191,781
Intersegment revenues       6,455                                                     6,455              -
Net income (loss)          12,459          324       913       (554)       4            -             13,146
Total assets             $468,220      $12,639   $43,954    $ 4,725    $ 358        $ 5,795         $524,101

(1) Includes segments below the quantitative threshold for separate disclosure.

Note 5 - Investment in Vermont Yankee Nuclear Power Corporation



     The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information for Vermont Yankee Nuclear Power Corporation follows:
                                     Three Months Ended    Six Months Ended
                                          June 30                June 30
                                      2000       1999        2000       1999
                                      ----       ----        ----       ----

    Operating revenues             $44,702    $46,376     $85,394    $90,153
    Operating income               $ 4,027    $ 3,607     $ 7,910    $ 7,393
    Net income                     $ 1,639    $ 1,638     $ 3,383    $ 3,294
    Company's equity in net income $   524    $   523     $ 1,060    $ 1,041


Note 6 - Subsequent Events:
---------------------------

Millstone Unit #3

     On August 7, 1997, the Company and eight other non-operating owners of Unit #3 filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company, both Northeast Utilities ("NU") affiliates, and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     On July 27, 2000, the Company executed a settlement agreement with NU, resolving all issues asserted by the Company in the arbitration and lawsuits. The settlement will become effective upon the approval of the Company's withdrawal from these actions.

                  CENTRAL VERMONT PUBLIC SERVICE CORPORATION

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 2000

Earnings Overview

     The Company recorded net income and a loss per share of common stock for the quarter ended June 30, 2000 of $.3 million and ($.01) compared to $.4 million and $.00 for the corresponding period last year.

     Lower second quarter 2000 earnings compared to last year resulted primarily from expenses booked of $1.7 million after-tax, or $.15 per share of common stock, for expected under recovery of power costs to be incurred on the Hydro-Quebec (HQ) power contract during the third quarter of 2000. In addition, Catamount Energy Corporation had lower net earnings of $.3 million after-tax, or $.03 per share of common stock. This was offset by improved net earnings compared to last year, primarily related to SmartEnergy's partial ownership of Home Service Store, Inc. ($.9 million after-tax, or $.08 per share of common stock) and favorable utility revenues of $1.1 million after-tax, or $.09 per share of common stock, primarily resulting from retail customer mix and a 2.2% (11,749 mWh) increase in retail mWh sales.

     In the first six months of 2000, the Company had net income of $8.2 million, or $.64 per share of common stock, compared to net income of $13.1 million or $1.07 per share of common stock, for the first six months of 1999.

     Lower six month 2000 earnings compared to last year resulted primarily from expenses booked of $3.4 million after-tax, or $.30 per share of common stock for expected under recovery of power costs to be incurred on the Hydro-Quebec (HQ) power contract during the second and third quarters of 2000 and increased net losses at Smart Energy Services, Inc. (incurred in the first quarter of 2000) compared to last year ($1.8 million after-tax, or $.15 per share of common stock.)

     Other factors affecting results for 2000 are described in Results of Operations below.

RESULTS OF OPERATIONS

     The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and mWh Sales

     A summary of mWh sales and operating revenues for the three and six months ended June 30, 2000 and 1999 (and the related percentage changes from 1999) is set forth below:

                                                     Three Months Ended June 30
                                                       Percentage                     Percentage
                                       mWh Sales        Increase    Revenues (000's)   Increase
                                    2000       1999    (Decrease)     2000     1999   (Decrease)
     Retail sales:
       Residential                 217,814    212,248      2.6      $26,538  $25,159      5.5
       Commercial                  221,891    228,114     (2.7)      24,349   23,704      2.7
       Industrial                  110,015     97,612     12.7        8,222    7,303     12.6
       Other retail                  1,574      1,571       .2          446      449      (.7)
                                   -------  ---------               -------  -------

         Total retail sales        551,294    539,545      2.2      $59,555  $56,615      5.2
                                   -------  ---------               -------  -------

     Resale sales:
       Firm                            439        432      1.8      $    32  $    37    (12.0)
       Entitlement                  79,388     54,155     46.6        2,798    3,031     (7.7)
       Alliance                     89,000    725,924    (87.7)       3,398   25,305    (86.6)
       Other                       205,026    274,702    (25.4)       7,107    4,303     65.2
                                 --------- ----------               -------  -------

         Total resale sales        373,853  1,055,213    (64.6)     $13,335  $32,676    (59.2)
                                 ---------  ---------               -------  -------

       Other revenues                  -          -         -       $   977  $ 1,663    (41.2)
                                 ---------  ---------               -------  -------

         Total sales               925,147  1,594,758    (42.0)     $73,867  $90,954    (18.8)
                                 ========= ==========               ======= ========

                                                       Six Months Ended June 30
                                                       Percentage                     Percentage
                                       mWh Sales        Increase    Revenues (000's)   Increase
                                    2000       1999    (Decrease)     2000     1999   (Decrease)
     Retail sales:
       Residential                 495,167    486,945      1.7     $ 64,968 $ 63,852      1.8
       Commercial                  452,491    463,434     (2.4)      52,356   54,028     (3.1)
       Industrial                  235,657    212,793     10.7       19,767   18,579      6.4
       Other retail                  3,139      3,109      1.0          889      888        -

                                 ---------  ---------               -------  -------

         Total retail sales      1,186,454  1,166,281      1.7     $137,980 $137,347       .5
                                 ---------  ---------               -------  -------

     Resale sales:
       Firm                          1,102      1,346    (18.1)    $     70 $     79    (10.5)
       Entitlement                 134,978    108,583     24.3        4,754    5,135     (7.4)
       Alliance                    450,800    949,161    (52.5)      16,510   31,714   (47.94)
       Other                       361,935    539,423    (32.9)      11,606   10,542     10.1
                                 ---------  ---------               -------  -------

         Total resale sales        948,815  1,598,513    (40.6)    $ 32,940 $ 47,470    (30.6)
                                 ---------  ---------               -------  -------

       Other revenues                  -          -         -      $  2,896 $  2,152     34.6
                                 ---------  ---------               -------  -------

         Total sales             2,135,269  2,764,794    (22.8)    $173,816 $186,969     (7.0)
                                 ========= ==========              ======== ========

     Retail mWh sales for the second quarter of 2000 increased 2.2% compared to the second quarter of 1999 and retail revenues increased $2.9 million, or 5.2% compared to last year. This retail revenues variance is attributable to a $.9 million impact of higher mWh sales in the second quarter of 2000 as compared to the second quarter of 1999 and a $2.0 million increase in price, primarily from the commercial sector.

     For the first half of 2000, retail mWh sales increased 1.7% compared to the first half of 1999, primarily from the industrial sector.

     Effective January 1, 2000 power purchased from Hydro-Quebec is recorded net of entitlement sales to Hydro-Quebec. The 1999 entitlement sales included in Resale sales has been restated for comparison purposes, along with Purchased and Produced Energy (mWh) shown in the table below.

     Alliance resale sales decreased 636,924 mWh and 498,361 mWh and related revenues decreased $21.9 million and $15.2 million for the second quarter and first half of 2000, respectively. This decrease results from reduced activity by the Company through its alliance with Virginia Power in jointly supplying wholesale power primarily in the Northeast states. In the third quarter of 1999 the Company decided to discontinue this alliance.

     For the second quarter and first six months of 2000, other resale sales decreased 69,676 mWh and 177,488 mWh and related revenues increased $2.8 million and $1.1 million, respectively. These variances reflect current market conditions in Vermont and New England. These sales made on a short-term basis include sales to the New England Power Pool ("NEPOOL") and other utilities in New England.

     Other revenues decreased for the second quarter of 2000 primarily due to the recording of $1.1 million associated with the 1999 and 2000 provisions for rate refund for Connecticut Valley.

Net Purchased Power and Production Fuel Costs

     The net cost components of purchased power and production fuel costs for the three and six months ended June 30, 2000 and 1999 are as follows (dollars in thousands):

                                                            Three Months Ended June 30

                                                          2000                     1999
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (mW)                                   404      $24,001          749     $22,427
      Energy (mWh)                                835,209       20,430    1,541,384      38,287
                                                               -------                  -------

         Total purchased power costs                           $44,431                  $60,714
    Production fuel (mWh)                         135,263        1,203       90,202         730
                                                               -------                  -------

         Total purchased power and
          production fuel costs                                $45,634                  $61,444
    Entitlement and other resale sales (mWh)      373,853       13,335     1,055,213     32,676
                                                               -------                  -------

         Net purchased power and production
          fuel costs                                           $32,299                  $28,768
                                                               =======                  =======



                                                              Six Months Ended June 30

                                                          2000                     1999
                                                    Units      Amount         Units     Amount
    Purchased and produced:
      Capacity (mW)                                   432     $ 46,847          917    $ 44,911
      Energy (mWh)                              1,989,504       51,161    2,671,943      63,211
                                                               -------                  -------

         Total purchased power costs                          $ 98,008                 $108,122
    Production fuel (mWh)                         251,262        2,056      205,616       1,346
                                                               -------                  -------

         Total purchased power and
          production fuel costs                               $100,064                 $109,468
    Entitlement and other resale sales (mWh)      948,815       32,940    1,598,513      47,470
                                                               -------                  -------

         Net purchased power and production
          fuel costs                                          $ 67,124                 $ 61,998
                                                               =======                  =======


     Purchased and produced capacity (mW) costs increased $1.6 million for the second quarter of 2000 versus last year, primarily due to an additional $2.9 million pre-tax loss for the estimated future under recovery of Hydro-Quebec power costs for the third quarter of 2000. Partially offsetting this increase is the positive impact of $1.0 million for Hydro-Quebec power cost reversals, representing the reversal of a portion of disallowed Hydro-Quebec power costs accrued during the fourth quarter of 1998, and 1999 and lower Vermont Yankee capacity costs of $.5 million.

     Purchased and produced energy (mWh) purchases decreased $17.9 million for the second quarter of 2000 primarily due to a 45.8%, or $17.5 million decrease in the amount of mWh purchased primarily related to reduced activity with Virginia Power.

     For the first half of 2000, net purchased power and production fuel costs increased $5.1 million or 8.3% compared to the first half of 1999 primarily due to an additional $5.7 million pre-tax loss for the estimated future under recovery of Hydro-Quebec power costs.

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in the Millstone Unit #3 ("Unit #3"), an 1149 mW nuclear unit of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by NU. The Company also owns 2%, 3.5% and 31.3% equity interest in Maine Yankee, Yankee Atomic and Vermont Yankee, respectively.

Millstone Unit #3

     On September 15, 1999, NU announced that it intends to auction its nuclear generating plants, including Unit #3. We cannot predict at this time the effect of such an auction on the Company.

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

     On January 19, 1999, Maine Yankee and the active interveners filed an Offer of Settlement with the FERC which the FERC has approved. As a result, all issues raised in the FERC proceeding, including recovery of anticipated future payments for closing, decommissioning and recovery of the remaining investment in Maine Yankee are resolved. Also resolved are the issues raised by the secondary purchasers, who purchased Maine Yankee power through agreements with the original owners, by limiting the amounts they will pay for decommissioning the Maine Yankee plant and by settling other points of contention affecting individual secondary purchasers. As a result, it is possible that the Company will not be able to recover approximately $.5 million of these costs.

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

     Vermont Yankee estimates that the price to be paid by AmerGen for the non-transmission assets will range from $10 million to $23.5 million depending on when the sale occurs. Additionally, Vermont Yankee's current owners will make a one-time payment of approximately $54.0 million to pre-pay the plant's decommissioning fund and to pay the Texas, Maine and Vermont Low-Level Waste compact fees. Based on the expected regulatory treatment of these costs, the Company does not believe the sale will have a material impact on the financial condition or operation of the Company. Proceedings before the Vermont Public Service Board for approval of the sale have ended and the Board is expected to issue a decision by late summer or early fall.

Maine Yankee, Connecticut Yankee and Yankee Atomic Decommissioning Costs

     Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee, Connecticut Yankee and Yankee Atomic's decisions to discontinue operation is estimated to be $12.2 million, $7.7 million and $.1 million, respectively, at June 30, 2000. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and nuclear dismantling liabilities (current and non-current).

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

     On March 22, 2000, the phase angle regulator (PAR), which controls power flows over the transmission line between Plattsburg, New York, and Milton, Vermont, suffered a serious failure of insulation in its windings. Automatic equipment immediately took the line out of service. Operations were restored within a week, but without the PAR. The PAR, which is owned by the New York Power Authority (NYPA), will be repaired. VELCO has requested NYPA to commence repairs, and has informed NYPA that VELCO will bear the cost of repair, to the extent that regulatory authorities do not allocate any of the costs to others. The final costs to repair the PAR and CV's share of such costs is not currently known. The unit has been shipped to the repair facility and is expected to be returned to service by about February 2001.

     To compensate for the loss of PAR control, VELCO plans to operate the affected transmission line during high load periods by employing inductor coils to provide impedance to restrict flows across the line. This mode of operation will increase reactive power support requirements in Vermont. Consequently, VELCO has installed one synchronous condenser near the Vermont terminus of this line to provide that support. The unit will be operable as either a generator or a synchronous condenser, and it is continuing studies to determine the need for a second unit. VELCO received all required regulatory approvals and permits required for the installation.

     The total cost of the facilities VELCO has installed will be substantial (approximately $10.0 million of expenses through April
2001). Such costs will be spread among all electric customers in New England. The total cost to be borne by VELCO will be about 5% of the total.

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

Merrimack Unit #2

     Until its termination on April 30, 1998, the Company purchased power and energy from Merrimack #2, pursuant to a contract dated July 16, 1966 entered into by and between VELCO and PSNH. Pursuant to the contract, as amended, VELCO agreed to reimburse PSNH, in the proportion which the VELCO quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the unit incurred by PSNH, which are reasonable and cost-effective for the remaining term of the VELCO contract. In early 1998, PSNH took the Merrimack Unit #2 facility off line, shut it down and commenced a maintenance outage. In February, March and April of 1998, PSNH billed VELCO for costs to complete the maintenance outage. VELCO disputes the validity of a portion of the charges on grounds that the maintenance performed at the unit was to extend the life of the Merrimack plant beyond the term of the VELCO contract and that the charges in connection with said investments were not reasonable and cost-effective for the remaining term of the VELCO contract. As part of the settlement with NU of the Millstone Unit #3 litigation, NU has agreed to indemnify and hold the Company harmless from all liabilities arising from this litigation.

Cogeneration/Independent Power Qualifying Facilities ("IPPs")

     A number of IPPs using hydroelectric, biomass, and refuse-burning generation are currently producing energy that is allocated to the Company for the benefit of its customers by operation of Vermont law. The majority of this energy is purchased by a state appointed purchasing agent who purchases and redistributes the power to all Vermont utilities, for the benefit of customers, based on their pro-rata share of total Vermont retail kilowatt-hour sales for the previous calendar year.

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

     On September 3, 1999, the PSB responded to the Company's petition by opening a formal investigation in Docket No. 6270 regarding these contracts. Shortly thereafter, Citizens Utilities, Hardwick Electric Department and the Burlington Electric Department notified the PSB that they were withdrawing from the petition but they will participate in the case as a non-moving parties. In a separate VSC action brought by several IPP's owners, GMP's full participation in this PSB proceeding was enjoined. That injunction is now on appeal to the VSC. The Company, the other moving utilities and the DPS have requested that the PSB issue an order requiring GMP's full participation in the PSB proceeding. The IPPs have also filed a related proceeding in the Washington County Superior Court contending that the PSB rules pertaining to IPPs, which the utilities have relied upon, in part, in their petition before the PSB contains a so-called "scrivener's error." At this time, it cannot be determined when the scrivener's error claim will be resolved. In addition, proceedings are continuing in PSB Docket No. 6270. The PSB has not established a schedule for final resolution of this matter.

Production and Transmission

     Primarily as a result of higher production fuel costs and reduced activity with the alliance with Virginia Power, production and transmission expenses increased $1.0 million for the second quarter of 2000 compared to the second quarter of 1999.

     Production and transmission expenses for the first six months of 2000, compared to last year increased by $2.6 million, primarily related to the above factors and a refund in 1999 related to transmission billings to Hydro-Quebec in the first quarter of 1999.

Other Operation

     Other operation expenses decreased $1.0 million and $2.4 million for the three and six months of 2000, respectively, compared to last year, primarily related to the increased deferral of Hydro-Quebec ice storm arbitration costs.
Maintenance

     Principally due to lower Millstone Unit #3 costs related to the 1999 power outage, maintenance expenses decreased $.7 million and $.8 million for the three and six months of 2000, respectively, compared to the same periods in 1999.

Income Taxes

     Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences. For the second quarter and first six months of 2000 these taxes decreased as a result of lower pre-tax earnings.

Other Income and Deductions

     Other income and deductions increased for the second quarter of 2000, primarily due to higher net earnings from non-utility subsidiary companies mostly related to SmartEnergy's ownership share in HSS.

Interest on Long-Term Debt

     In July 1999, the Company sold $75.0 million aggregate principal amount of 8 1/8% Second Mortgage Bonds due 2004. Accordingly, interest on long-term debt increased for the three and six months of 2000.

Other Interest Expense

     Other interest expense decreased for the second quarter and six months ending June 30, 2000 compared to same periods last year due to a decrease in average outstanding short-term debt.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction and C&LM programs. Net cash flow provided by operating activities generated $34.3 million and $32.9 million for the first six months ended June 30, 2000 and 1999, respectively.

     The Company ended the first six months of 2000 with cash and cash equivalents of $54.0 million, an increase of $18.6 million from the beginning of the year. The increase in cash for the first six months of 2000 was the result of $34.3 million provided by operating activities, offset by $10.1 million used for investing activities and $5.6 million used for financing activities.

     Operating Activities - Net income, depreciation and deferred income taxes and investment tax credits provided cash of $12.6 million.
Approximately $21.7 million of cash was provided by working capital and other operating activities.

     Investing Activities - Construction and plant expenditures consumed cash of approximately $6.1 million, while $3.5 million was used for non-utility investments.

     Financing Activities - Dividends paid on common stock were $5.0 million, while preferred stock dividends were $.9 million. Long-term debt provided $.8 million and reduction in capital lease obligations required $.5 million.

     The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and market conditions.

     On July 30, 1999, the Company sold $75.0 million aggregate principal amount of 8 1/8% Second Mortgage Bonds due 2004 at a price of 99.915%. The net proceeds of the offering were used to repay $15.0 million of outstanding loans under the Company's revolving credit facility and are expected to be used for other general corporate purposes relative to the Company's utility business. In addition, the Company canceled its $40.0 million revolving credit facility.

     The Company has an aggregate of $16.9 million of letters of credit with expiration dates of May 31, 2001.

     On February 2, 1999, Standard & Poor's Corporation ("Standard & Poor's") lowered its corporate credit rating on the Company to BBB- (triple-'B'-minus) from BBB (triple-'B'), the senior secured rating to BBB+ (triple-'B'-plus) from A- (single-'A'-minus), and the preferred stock rating to BB+ (double-'B' -plus) from BBB- (triple-'B'-minus).
In addition, the ratings were also placed on CreditWatch with negative implications. On February 17, 1999, Standard & Poor's rating on the Company's preferred stock was automatically reduced to BB (double-'B') from BB+ (double -'B' plus) in response to a policy change in the way Standard & Poor's rates preferred stock.

     On March 28, 2000, Standard & Poor's reaffirmed that its ratings on the Company remain on CreditWatch with negative implications, reflecting the potentially adverse impact of pending legal and regulatory decisions that could seriously weaken the Company's credit profile.

     In this regard, Standard & Poor's had the following excerpted comments:

     "Standard & Poor's remains highly concerned about several important events, which are expected to occur in mid- to late-2000 and could result in significantly lower ratings. These events include the outcome of contract renegotiations with key power suppliers, most notably Hydro-Quebec, the arbitration related to the January 1998 ice storm, and a Vermont Supreme Court appeal, offset in part by the pending sale of the Vermont Yankee nuclear plant. Furthermore, if the PSB disallows the full recovery of power costs associated with the Hydro-Quebec contract, the utility may be required to record substantial write-offs. The outcome of key regulatory decisions will be the principal rationale for any rating or outlook adjustments.

     CV's ratings reflect a below-average business profile, coupled with a weak financial profile for the current ratings when adjusted for off-balance-sheet power and transmission obligations. The utility's business profile reflects increasingly restrictive regulation, rising power costs, and nuclear asset exposure. This is tempered only partially by a diverse service area economy with limited industrial concentration, regionally competitive rates, and improving operational efficiency."

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

     On July 16, 1999, Duff & Phelps assigned a rating of
"BBB-" (Triple-B-minus) to the Company's then proposed $75 million issue of second mortgage bonds and lowered its rating on the Company's preferred stock to "BB+" (Double-B-plus) from "BBB-" (Triple-B-minus) with all ratings remaining on Rating Watch--Down.

     On April 4, 2000, Duff & Phelps reaffirmed the Company's credit ratings and has maintained the ratings on Rating Watch-Down. Duff & Phelps had the following excerpted comments:

     "The watch status reflects the continued high level of regulatory and public policy uncertainty in Vermont and the ultimate legal and regulatory outcome associated with the Company's wholly owned subsidiary, Connecticut Valley, which adds risk to the Company's financial profile going forward. Approximately $190 million of debt and preferred securities are affected."

     Duff & Phelps also said, "The Company's ratings and watch status incorporate past negative rulings issued by the PSB regarding purchased power costs, which have led to financial instability and uncertainty among electric utilities in Vermont. Consequently, this uncertain public policy environment has directly impacted CV's overall credit quality, resulting in lower coverage ratios and reduced financial flexibility. Positively, CV has taken initiatives to offset the short-term financial and liquidity constraints of this regulatory induced situation. CV's recent second mortgage issuance (July 1999) provides the Company increased financial flexibility to meet its upcoming mandatory debt and preferred retirements over the next few years while a resolution to Vermont's above-market purchased power obligations, stranded cost recovery and ultimately industry restructuring is attained."

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

         (1) All Standard and Poor's ratings are placed on "CreditWatch with negative implications."
         (2) All Duff & Phelps ratings are placed on "Rating
             Watch- Down."

     In 1998, Catamount, replaced its $8.0 million credit facility with a $25.0 million revolving credit/term loan facility maturing November 2006 which provides for up to $25.0 million in revolving credit loans and letters of credit of which $6.3 million was outstanding at June 30, 2000. This facility has a security interest in Catamount's assets. Catamount currently has a $1.2 million letter of credit outstanding to support certain of its obligations in connection with a debt service requirement in the Appomattox Cogeneration project. In addition, letters of credit for $11.0 million are outstanding in support of construction and equity commitments for its Gauley River Power project.

     SmartEnergy Water Heating Services, Inc., a wholly owned subsidiary of SmartEnergy, has a secured $1.5 million, seven-year term loan with Bank of New Hampshire with an outstanding balance of $1.4 million at June 30, 2000. The interest rate is fixed at 9.50%.

     Financial obligations of the Company's subsidiaries are non-recourse to the Company.

     The Company cannot assure that its business will generate sufficient cash flow from operations or that future borrowing will be available to the Company in an amount sufficient to enable the Company to pay its indebtedness, including the $75.0 million second mortgage bonds, when due or to fund its other liquidity needs. The Company's ability to repay its indebtedness is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond its control. The type, timing and terms of future financing that the Company may need will be dependent upon its cash needs, the availability of refinancing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that financing sources will be available to the Company at any given time or that the terms of such sources will be favorable.

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

     In September 1999, an initial two weeks of hearings were held dealing primarily with issues of contract interpretation. The second phase of the arbitration hearings have concluded and a final decision in the case is expected late this year or in early 2001. In accordance with a PSB Accounting Order, the Company has deferred incremental costs associated with this arbitration of approximately $3.9 million through June 30, 2000. Recovery of these costs will be determined in the next rate proceedings.

Diversification

     Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities. Catamount, a subsidiary of Catamount Resources Corporation, invests in energy generation projects in North America and Western Europe. Through its wholly owned subsidiaries, Catamount has interests in seven operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; and Fort Dunlop, England. In addition, Catamount has interests in a project under construction in Summersville, West Virginia. In November 1999 Catamount created a new subsidiary, Catamount Investment Company LLC, which will provide additional capital for investment in new generation projects. Catamount has partnered with CIT Group, a major equipment finance company, and Dana Commercial Credit Corporation, the finance subsidiary of Dana Corporation. Capital commitments from these two joint venture partners are $60.0 million, expected to be invested over the next four years. Catamount's after-tax earnings were $.0 million and $.3 million for the second quarter of 2000 and 1999, respectively and $.3 million and $.9 million for the first six months of 2000 and 1999, respectively.

     SmartEnergy, also a subsidiary of Catamount Resources Corporation invests in unregulated energy and service related businesses. SmartEnergy also has an ownership interest in HSS. Overall, SmartEnergy incurred after-tax earnings of $.4 million and net losses of $.4 million for the second quarter of 2000 and 1999, respectively and net losses of $2.3 million and $.5 million for the first six months of 2000 and 1999, respectively. HSS establishes a network of affiliate contractors who perform home maintenance repair and improvements via membership. SmartEnergy's investment in HSS is accounted for using the equity method. HSS began operations in the first quarter of 1999 and is subject to risks and challenges similar to a company in the early stage of development. HSS' pre-tax loss for the first six months of 2000 was $10.0 million, resulting primarily from the national rollout of HSS, of which SmartEnergy's share was $3.7 million.

     HSS began a test rollout through Sam's Club in late spring 1999. After a successful test market, the national rollout anticipated for year 2000 was accelerated to begin at the end of 1999. In December 1999 HSS announced that it had developed another marketing relationship with TruServ Corporation, the cooperative entity for True Value Hardware Stores. On March 14, 2000, HSS issued 3,500,000 shares of convertible preferred stock. The proceeds, net of transaction costs of approximately $32.0 million, will be used by HSS to finance the national rollout of HSS. As a result of the sale of 50% of the ownership in HSS, and losses that have already been incurred on the Company's investment in HSS, the Company expects to recognize insignificant losses during the balance of calendar year 2000. The Company's current ownership of HSS is 37.5%.

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

     On March 3, 1999, the Company filed its Restructuring Plan, a Working Plan to restructure a significant portion of Vermont's Electric Utility Industry, with the PSB and parties in Docket No. 6140. The Company's plan was a joint plan with GMP. On July 12, 1999, the PSB issued a Status Order concluding that the objective of implementing power supply reform may be advanced more effectively in ways other than holding further technical conferences in this docket. Absent good reason to hold one or more technical conferences pertinent to power supply reform, the PSB indicated that the docket would be closed on December 31, 1999, which action has occurred. As a companion proceeding to its Docket No. 6140 investigation, on January 19, 1999, the PSB issued an order opening a new contested case proceeding, Docket No. 6140-A, where it indicated that it intended to issue final, binding and appealable orders concerning matters related to the reform and restructuring of Vermont's electric utility industry. Initially, the PSB notified parties that it intended proceedings in Docket No. 6140-A to consider matters associated with the bankruptcy of one or more of the Vermont electric utilities. After an opportunity for comment, the focus of the proceeding was amended to consider the principles, authority and proposals for reform of Vermont's electric power supply. This included issues associated with the scope and extent of the Board's authority to approve "securitization" and other financing proposed to be entered into in connection with the buy-out or buy-down of power contracts and the criteria to be applied by the PSB when considering voluntary utility restructuring proposals.

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

     With regard to financing, no party to the investigation asked that the PSB clarify its authority or issue a declaratory ruling concerning the criteria to be considered when approving utility financing for the buy-out or buy-down of committed power contracts. During the investigation, both the Company and Green Mountain Power Corporation asserted that anticipated refinancing approaches could be accomplished utilizing the existing Vermont and federal legislative regime that governs the regulation of electric utilities and that "securitization" style financing were not presently being contemplated. Because no party to the Docket contradicted these statements, the Board accepted our assertions and took no further action to evaluate specific utility financing proposals.

     In contrast, Vermont Electric Power Producers, Inc.("VEPP"), purchasing agent for the purchase of power from qualifying facilities pursuant to PSB Rule 4.100, proposed to use administrative securitization to finance the reform of its power purchase contracts. However, at the request of all commenting parties, the PSB determined to withhold judgment on the issue as to whether the PSB had jurisdiction to authorize a VEPP financing until such time as a specific proposal was actually filed with the PSB. In the absence of any requests for further investigation or action to be filed within 30 days of the Docket No. 6140-A Order, the PSB indicated that this investigation would be closed, which action has occurred. To follow up on its proposal, on June 15, 2000, VEPP filed a petition requesting that the PSB issue a declaratory ruling confirming the authority of the PSB to issue voluntary administrative securitization orders relative to those qualifying facilities currently holding purchase power contract under PSB Rule
4.100. By order dated June 30, 2000 the PSB opened Docket No. 6396. A final order in that proceeding is expected by year end.

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

   - Contract and asset disposition: seeking to sell power purchase contracts and generating assets, including the Company's interest in the Vermont Yankee nuclear generating plant. On October 15, 1999, the Company and the other owners of Vermont Yankee accepted a bid for sale of the plant to AmerGen Energy Company ("AmerGen"), which is owned by PECO Energy Company and British Energy. This transaction will also involve taking back a contract to purchase a portion of the power produced by this plant. The Vermont Yankee sale needs to be approved by numerous state and federal regulatory bodies. On November 4, 1999 the PSB opened Docket No. 6300 to consider the issues attendant to the approval of the sale of Vermont Yankee and approval of various related agreements including the Company's agreement to continue to purchase its share of the output of Vermont Yankee. A final order in that proceeding is expected by year end.

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

   - Energy efficiency activities: creating a state sponsored "energy-efficiency utility" to take over most system-wide energy-efficiency services for electric customers. On
     September 30, 1999, the PSB issued a final Order approving a Memorandum of Understanding between the Company, the Vermont Department of Public Service, all other Vermont electric utility companies and other interested parties that calls for the establishment of the energy-efficiency utility and provides for its funding via a separate stated Energy Efficiency Charge. As of March 2000, system-wide energy-efficiency services are provided to the Company's customers by Efficiency Vermont, the contractor selected by the PSB to serve as the energy-efficiency utility.

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

Public Service Board Docket No. 6330

     On November 23, 1999, the Company and GMP (together the "Companies") filed a joint Petition and Supporting Materials with the PSB asking that the PSB open an investigation to establish retail access policies and procedures to resolve issues that must be decided to implement the Companies' Restructuring Plan. Specifically, the Petition requests that the PSB issue such orders and approvals as are necessary or advisable to:

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

     The consent to retail access within the Companies' service areas established by the Petition is voluntary and conditional. Pursuant to the Petition, the Companies' consent to customer choice and retail competition is expressly conditioned upon approval of all elements of the Companies' Restructuring Plan including the approval of any proposed mitigation measures to reduce power costs and financing measures related thereto, and a mechanism to recover the costs rendered stranded on account of the move to retail access and customer choice.

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

Competition and Risk Factors

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

     As described in Note 1 of Notes to Consolidated Financial Statements, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont service territory and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $56.4 million on a pre-tax basis as of June 30, 2000. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

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

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133 and in June 2000, issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Activities, an amendment of FASB Statement No.
133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement this Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements. The Company has organized an implementation team and established a schedule for implementation by January 1, 2000, as required by SFAS 133, as amended.

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

               CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On August 7, 1997, the Company and eight other non-operating owners of Millstone Unit #3 ("Unit #3")filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company, both NU affiliates, and lawsuits against NU and its trustees. The arbitration and lawsuits seek to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

     On July 27, 2000, the Company executed a settlement agreement with NU, resolving all issues asserted by the Company in the arbitration and lawsuits. The settlement will become effective upon the approval of the Company's withdrawal from these actions.

     Except as otherwise described under Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 2, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the company or any of its subsidiaries is a party or to which any of their property is subject.

Items 2 and 3 and 4:  None.

Item 5. Other Information.

      (a) On May 22, 2000, John J. Holtman joined the Company as Vice President and Controller.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits

            10.  Material Contracts

                 10.8.8   Amendment No. 8, dated November 17, 1999
                          Power Contract between the Company and Vermont
                          Yankee

                 10.8.9   Amendment No. 9, Dated November 17, 1999
                          Power Contract between the Company and Vermont
                          Yankee

                 10.27.6  1987 Supplementary Power Contract, dated
                          April 1, 1987
                          Power Contract between the Company and
                          Connecticut Yankee

                 10.27.7  1996 Amendatory Agreement, dated
                          December 1, 1996
                          Power Contract between the Company and
                          Connecticut Yankee

                 10.27.8 2000 Amendatory Agreement, dated May, 2000 Power Contract between the Company and Connecticut Yankee

                27.  Financial Data Schedule

      (b)  Item 5.  Report on Form 8-K for the second quarter
                    2000 - None

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                          (Registrant)



                  By /s/ Francis J. Boyle
                     Francis J. Boyle, Senior Vice President, Principal
                            Financial Officer and Treasurer



                  By /s/ John J. Holtman
                     John J. Holtman, Vice President and Controller,
                            Principal Accounting Officer











Dated August 11, 2000