Form 10-Q
period 2000-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2000-11-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2000 there were outstanding 11,507,980 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

Form 10-Q

Table of Contents

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements
Consolidated Statement of Income and Retained Earnings for the three and nine months ended September 30, 2000 and 1999		3
Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999		4
Consolidated Statement of Cash Flows for the nine months ended September 30, 2000 and 1999		5
Notes to Consolidated Financial Statements		6-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-40

PART II.	OTHER INFORMATION	41
SIGNATURE		42

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2000	1999	2000	1999
Operating Revenues	$ 73,947	$ 113,221	$ 247,763	$ 305,002

Operating Expenses
Operation
Purchased Power	42,463	79,538	140,471	192,472
Production and transmission	6,319	5,996	19,634	16,756
Other Operation	10,785	12,932	31,647	36,166
Maintenance	4,074	5,660	10,307	12,700
Depreciation	4,179	4,308	12,685	12,705
Other taxes, principally property taxes	2,827	2,952	8,670	8,854
Taxes on income	347	77	6,755	7,872
Total operating expenses	70,994	111,463	230,169	287,525

Operating Income	2,953	1,758	17,594	17,477

Other Income and Deductions
Equity in earnings of affiliates	812	699	2,289	2,204
Other income net	8,075	146	6,661	1,436
Benefit (provision) for income taxes	(3,235)	4	(2,412)	(258)
Total other income and deductions, net	5,652	849	6,538	3,382

Total Operating and Other Income	8,605	2,607	24,132	20,859

Net Interest Expense	3,803	2,197	11,097	7,303

Net Income (Loss)	4,802	410	13,035	13,556

Retained Earnings at Beginning of Period	74,052	77,436	72,371	67,748
Retained Earnings before Dividends	78,854	77,846	85,406	81,304

Cash Dividends Declared
Preferred Stock	0	466	1,335	1,397
Common Stock	2,536	5,043	7,586	7,570
Total dividends declared	2,536	5,509	8,921	8,967

Other Adjustments	81	-	(86)	-

Retained Earnings at End of Period	$ 76,399	$ 72,337	$ 76,399	$ 72,337

Earnings (Losses) Available for Common Stock	$ 4,357	$ (56)	$ 11,700	$ 12,159

Average Shares of Common Stock Outstanding	11,502,433	11,463,019	11,482,006	11,462,196

Earnings (Losses) Per Basic and Diluted Share of Common Stock	$ .38	$ .00	$ 1.02	$ 1.06

Dividends Paid Per Share of Common Stock	$ .22	$ .22	$ .66	$ .66

The accompanying notes are an integral part of these consolidates financial statements. Page 3 of 42
CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
			September 30	December 31
			2000	1999
Assets
Utility Plant, at original cost			$ 477,531	$ 475,845
Less accumulated depreciation			184,823	173,605
			292,708	302,240
Construction work in progress			16,976	11,315
Nuclear fuel, net			891	1,177
Net Utility Plant			310,575	314,732
Investments and Other Assets
Investments in affiliates, at equity			24,826	25,501
Non-utility investments			45,913	45,269
Non-utility property, less accumulated depreciation			2,243	2,513
Total investments and other assets			72,982	73,283
Current Assets
Cash and cash equivalents			60,868	35,461
Special deposits			116	113
Accounts receivable, less allowance for uncollectible accounts ($1,628 in 2000 and $1,595 in 1999)			23,861	38,381
Unbilled revenues			12,234	20,605
Materials and supplies			3,174	3,126
Prepayments			3,193	1,964
Other current assets			7,034	6,510
Total current assets			110,480	106,160
Regulatory Assets			45,800	62,808
Other Deferred Charges			6,702	6,976
Total Assets			$ 546,539	$ 563,959
Capitalization and Liabilities
Capitalization
Common stock, $6 par value, authorized 19,000,000 shares; outstanding 11,785,848 shares			$ 70,715	$ 70,715
Other paid-in capital			45,233	45,340
Accumulated other comprehensive income			(246)	(246)
Treasury stock (280,118 shares and 319,043 shares, respectively, at cost)			(3,654)	(4,159)
Retained earnings			76,399	72,371
Total common stock equity			188,447	184,021
Preferred and preference stock			7,054	8,054
Preferred stock with sinking fund requirements			17,000	17,000
Long-term debt			157,039	155,251
Capital lease obligations			14,249	15,060
Total capitalization			383,789	379,386
Current Liabilities
Current portion of long-term debt and preferred stock			17,691	16,688
Accounts payable			4,515	14,843
Accounts payable - affiliates			11,538	12,311
Accrued income taxes			10	675
Dividends declared			2,531	2,523
Nuclear decommissioning costs			2,226	3,457
Disallowed purchased power costs			2,859	2,859
Other current liabilities			18,623	18,823
Total current liabilities			59,993	72,179
Deferred Credits
Deferred income taxes			44,033	48,631
Deferred investment tax credit			6,147	6,440
Nuclear decommissioning costs			15,337	18,548
Other deferred credits			37,240	38,775
Total deferred credits			102,757	112,394
Total Capitalization and Liabilities			$ 546,539	$563,959
The accompanying notes are an integral part of these consolidated financial statements. Page 4 of 42
CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

			Nine Months Ended
			September 30
			2000	1999
Cash Flows Provided (Used) By Operating Activities
Net income			$ 13,035	$ 13,556
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of affiliates			(2,289)	(2,204)
Dividends received from affiliates			3,301	2,591
Equity in (earnings) losses of non-utility investments			198	(1,146)
Distribution of earnings from non-utility investments			3,040	2,906
Depreciation			12,685	12,705
Deferred income taxes and investment tax credits			(3,915)	2,884
Net deferral and amortization of nuclear refueling replacement energy and maintenance costs			4,707	1,575
Amortization of conservation and load management costs			4,004	5,080
Amortization of capital leases			817	811
Decrease in accounts receivable and unbilled revenues			22,194	3,461
Increase (decrease) in accounts payable			(10,281)	2,415
Decrease in accrued income taxes			(2,188)	(2,975)
Change in other working capital items			(350)	(8,102)
Other, net			3,285	(1,462)
Net cash provided by operating activities			48,243	32,095

Investing Activities
Construction and plant expenditures			(10,307)	(9,209)
Conservation & load management expenditures			(908)	(2,118)
Return of capital			267	140
Non-utility investments			(4,247)	(3,305)
Other investments, net			1	162
Net cash used for investing activities			(15,194)	(14,330)

Financing Activities
Short-term debt, net			2	(28,750)
Long-term debt, net			1,789	76,483
Common and preferred dividends paid			(8,912)	(8,496)
Reduction in capital lease obligations			(817)	(811)
Sale of common stock			505	25
Other			(209)	(5)
Net cash used for financing activities			(7,642)	38,446

Net Increase (Decrease) in Cash and Cash Equivalents			25,407	56,211
Cash and Cash Equivalents at Beginning of Period			35,461	10,051

Cash and Cash Equivalents at End of Period			$ 60,868	$ 66,262

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of amounts capitalized)			$ 10,695	$ 5,490
Income taxes (net of refunds)			$ 14,951	$ 9,717

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

      The Company is an amalgamation of more than 100 predecessor companies. Those companies engaged in various operations and activities prior to being merged into the Company. At least two of these companies were involved in the production of gas from coal to sell and distribute to retail customers at four different locations. These activities were discontinued by the Company in the late 1940's or early 1950's. The coal gas manufacturers, other predecessor companies, and the Company itself may have engaged in waste disposal activities which, while legal and consistent with commercially accepted practices at the time, may not meet modern standards and thus represent potential liability.

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

Brattleboro Manufactured Gas Facility From the early to late 1940's, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont ("VT"). The Company received a letter from the State of New Hampshire ("NH") asking the Company to conduct a scoping study in and around the site of the former facility. The Company commissioned an environmental site assessment in late 1999. In April 2000, the Company presented the assessment findings to the states of NH and VT and the town of Brattleboro. The State of VT concluded that additional site monitoring is necessary and the Company must develop a Corrective Action Plan that includes a long-term groundwater monitoring program and implement institutional controls at the site to restrict access and exposure. The State of NH recently concluded that additional biological monitoring of the river sediment affected by site wastes is necessary. The State of NH requires this additional work to validate certain findings and conclusions made by the Company's consultant after completing its initial investigation in 1999. The Company expects to develop and submit responses to both the VT and NH agencies in 2000. At this time the Company has not finalized an estimate of its potential liability at this site.

Dover, New Hampshire Manufactured Gas Facility The Company was recently contacted by Public Service Company of New Hampshire ("PSNH") with respect to this site. PSNH alleges the Company is partially liable for remediation of this site. PSNH's allegation is premised on the fact that prior to PSNH's purchase of the facility, it was operated by Twin State Gas and Electric ("Twin State"). Twin State merged with the Company on the same day the facility was sold to PSNH. The Company is researching the underlying transactions and the transactions initially appear vague and complex regarding environmental liability. In view of this, the Company proposed, and PSNH tentatively accepted, an agreement that calls for an environmental mediator to assist in a non-binding evaluation of the Company's liability. The Company expects to start this mediation process in 2000. Concurrently, PSNH plans to submit a work plan to the State of NH for further investigation of this site. The Company agreed, with reservations, to participate in the development and completion of that work since the State of NH considers the Company potentially liable at the site. This work requires state review, comment and approval and will likely start in 2001. At this time, the Company has not finalized an estimate of its potential liability at this site.

      The Company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the Company to incur material remediation expenses, nor has the EPA or other federal or state agency sought contribution from the Company for the study or remediation of any such sites.

      As of September 30, 2000, a reserve of $9.6 million has been established representing management's best estimate of the costs to remediate the sites.

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

      On June 12, 1998, the Company filed with the PSB for a 10.7% retail rate increase that supplanted the September 22, 1997 rate increase request of 6.6%, to be effective March 1, 1999. On October 27, 1998, the Company reached an agreement with the DPS regarding the June 1998 retail rate increase request providing for a temporary rate increase in the Company's Vermont retail rates of 4.7% or $10.9 million on an annualized basis beginning with service rendered on or after January 1, 1999. The agreement was approved by the PSB on December 11, 1998.

      The 4.7% rate increase is subject to retroactive or prospective adjustment upon future resolution of issues arising under the Hydro-Quebec and Vermont Joint Owners ("VJO") Power Contract presently before the VSC. The agreement temporarily disallows approximately $7.4 million (based on 1999 power costs) for the Company's purchased power costs under the VJO

Power Contract pending resolution of the issues before the VSC. As a result of the 4.7% rate increase agreement, during the fourth quarters of 1998 and 1999, the Company recorded pre-tax losses of $7.4 million, and $2.9 million, respectively, for disallowed purchased power costs, representing the Company's estimated under recovery of power costs, prior to further resolution, under the VJO Power Contract for 1999 and the first quarter of 2000, respectively. In the nine months ended September 30, 2000, an additional $8.6 million pre-tax loss was recorded for the estimated under recovery of Hydro-Quebec power costs for the second, third, and fourth quarters of 2000. If in the future, the Company is unable to increase rates to recover the temporary disallowed purchased power costs prior to further resolution under the VJO Power Contract or otherwise mitigate these costs, the Company would be required to record losses for any estimated future under recovery.

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

      If the Company receives an unfavorable ruling from the VSC and the PSB subsequently issues a final rate order adopting the disallowance methodology used to determine the temporary Hydro-Quebec disallowance described above for the duration of the VJO Power Contract, the Company would not be able to recover approximately $198.2 million of power costs over the life of the contract, including $11.5 million in 2000, $11.6 million in 2001, $11.8 million in 2002, $11.9 million in 2003 and $12.1 million in 2004. In such an event, the Company would be required to take an immediate charge to earnings of approximately $198.2 million (pre-tax). Such an outcome could jeopardize the Company's ability to continue as a going concern. However, at this time, the Company does not believe that such a loss is probable.

      On April 13, 2000, the Company and the DPS filed a stipulated agreement with the PSB to end winter-summer rate differentials for the Company's Vermont customers. On June 8, 2000, the PSB approved the Company's request to end the winter-summer rate differential and, therefore, the Company will now have flat rates throughout a given year. Winter rates will be reduced by 14.9%, while summer rates will increase 10.5%. The rate design change will be revenue neutral over a 12-month period. The additional 2000 revenues, resulting from implementing this change in mid-year, will be applied to reduce or eliminate certain regulatory deferrals.

      In an effort to mitigate eroding earnings and cash flow prospects in the future, due mainly to under recovery of power costs, on November 9, 2000, the Company filed with the PSB a request for a 7.6% rate increase ($19.0 million of annualized revenues) effective July 1, 2001.

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

      Based on the December 31, 1997 NHPUC Order as well as the NHPUC's February 23, 1998 announcement, which resulted in the establishment of Connecticut Valley's rates on a non cost-of-service basis, Connecticut Valley no longer qualified, as of December 31, 1997, for the application of Statement of Financial Accounting Standards No. 71 ("SFAS No. 71"). As a result, Connecticut Valley wrote-off all of its regulatory assets associated with its New Hampshire retail business as of December 31, 1997. This write-off amounted to approximately $1.2 min on a prmatre-tax basis. In addition, Connecticut Valley recorded a $5.5 million pre-tax loss in 1997 for disallowed power costs.

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

      On July 25, 2000, the Court of Appeals affirmed the Court's March 6, 2000 Order granting summary judgement to Connecticut Valley and the Company. The NHPUC then asked the Court of Appeals to reconsider its decision. That request was denied. The Order is still subject to a possible appeal to the United States Supreme Court. As a result of the favorable Court of Appeals action, Connecticut Valley recorded an after-tax gain in the third quarter of $2.0 million.

Wheelabrator: Connecticut Valley purchases power from several Independent Power Producers ("IPP's"), who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In 1999, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 40,145 mWh, of which 37,309 mWh were purchased from Wheelabrator Claremont Company, L.P., ("Wheelabrator") who owns a solid waste plant. Connecticut Valley had filed a complaint with FERC stating its concern that Wheelabrator has not been a qualifying facility since the plant began operation. On February 11, 1998, the FERC issued an Order denying Connecticut Valley's request of a refund of past purchased power costs and lower future costs. The Company filed a request for rehearing with the FERC on March 13, 1998 which was denied. Subsequently, Connecticut Valley appealed to the D.C. Circuit Court of Appeals, which denied the Company's appeal, but indicated that the Company could seek relief from the NHPUC. On May 12, 2000, the Company filed a petition with the NHPUC seeking substantially the same relief that was requested of FERC.

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

      If the Company is unable to obtain an order authorizing the recovery of costs in connection with the June 1997 FERC filing or in the Federal Court, it is possible that the Company would be required to recognize a pre-tax loss under this contract totaling approximately $56.3 million as of December 31, 1999. The Company would also be required to write-off approximately $3.0 million (pre-tax) in regulatory assets associated with its wholesale business as of December 31 ,

1999. If the Company obtains a FERC order authorizing the requested exit fee, Connecticut Valley will have to apply to the NHPUC to increase rates in order to pay the exit fee. The Company believes that the NHPUC must permit Connecticut Valley to raise rates to recover the cost of the exit fee. However, if Connecticut Valley is unable to recover its costs by increasing its rates, Connecticut Valley would be required to recognize a loss under this contract of approximately $44.9 million (pre-tax) representing future under recovery of power costs as of December 31, 1999.

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

      The Company's reportable operating segments include Central Vermont Public Service Corporation ("CV") which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont; Connecticut Valley Electric Company Inc. ("CVEC") which distributes and sells electricity in parts of New Hampshire; Catamount which invests in non-regulated, energy-supply projects and SmartEnergy which pursues retail alliances to market energy and related products and services, engages in the sale of or rental of electric water heaters and currently has a 31.3% ownership interest in The Home Service Store, Inc. ("HSS"). CVEC, while managed on an integrated basis with CV, is presented separately because of its separate and distinct regulatory jurisdiction. Other operating segments include a segment below the quantitative threshold for separate disclosure. This operating segment is C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease certain real and personal property and interests therein related to the utility business. Segment information for the third quarter of 1999 has been restated to separately present SmartEnergy which became a reportable segment during the fourth quarter of 1999.

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

Financial information by industry segment for the three and nine months ended September 30, 2000 and 1999, is as follows (dollars in thousands):

Three Months Ended September 30, 2000	CV Vermont	CVEC New Hampshire	Catamount	SmartEnergy	Other (1)	Reclassifications & Consolidating Entries	Consolidated
Revenues from external customers	$ 65,573	$ 8,377	$ 145	$ 645	-	$ (793)	$ 73,947
Intersegment revenues	2,946	-	-	-	-	(2,946)	-
Net Income (loss)	2,043	2,323	492	(60)	$ 4	-	4,802
Total Assets	$ 485,544	$ 12,283	$ 47,701	$ 5,641	$ 312	$ (4,942)	$ 546,539
1999
Revenues from external customers	$ 108,813	$ 4,408	$ 140	$ 1,097	$ -	$ (1,237)	$ 113,221
Intersegment revenues	2,858	-	-	-	-	(2,858)	-
Net Income (loss)	459	159	334	(441)	(101)	-	410
Total Assets	$ 520,374	$ 12,247	$ 41,298	$ 6,741	$ 2,366	$ (6,372)	$ 576,654
(1) Includes segments below the quantitative threshold for separate disclosure.
Nine Months Ended September 30, 2000	CV Vermont	CVEC New Hampshire	Catamount	SmartEnergy	Other (1)	Reclassifications & Consolidating Entries	Consolidated
Revenues from external customers	$ 229,743	$ 18,026	$ 370	$ 2,300	-	$ (2,676)	$ 247,763
Intersegment revenues	9,403	-	-	-	-	(9,403)	-
Net Income (loss)	12,469	2,169	789	(2,402)	10	-	13,035
Total Assets	$ 485,544	$ 12,283	$ 47,701	$ 5,641	$ 312	$ (4,942)	$ 546,539
1999
Revenues from external customers	$ 289,293	$ 15,710	$ 436	$ 5,383	$ -	$ (5,820)	$ 305,002
Intersegment revenues	9,313	-	-	-	-	(9,313)	-
Net Income (loss)	12,558	483	1,247	(995)	263	-	13,556
Total Assets	$ 520,374	$ 12,247	$ 41,298	$ 6,741	$ 2,366	$ (6,372)	$ 576,654
(1) Includes segments below the quantitative threshold for separate disclosure.

Note 5 - Investment in Vermont Yankee Nuclear Power Corporation

      The Company accounts for its investment in Vermont Yankee using the equity method. Summarized financial information for Vermont Yankee Nuclear Power Corporation follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2000	1999	2000	1999
Operating revenues	$44,648	$49,029	$130,042	$131,182
Operating income	$ ,263	$ 3,651	$ 12,173	$ 11,044
Net income	$ 1,560	$ 1,580	$ 4,942	$ 4,874
Company's equity in net income	$ 481	$ 463	$ 1,541	$ 1,504

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Overview

      The Company recorded net income, including non-recurring gains, of $4.8 million, or $.38 per share of common stock for the quarter ended September 30, 2000 compared to net income of $.4 million, or $.00 per share of common stock, for the corresponding period last year.

      Higher third quarter 2000 earnings compared to last year resulted mainly from nonrecurring gains related to a favorable Millstone Unit #3 settlement and a favorable Connecticut Valley Electric Company ("CVEC") First Circuit Court of Appeals decision amounting to $3.2 million after-tax, or $.28 per share of common stock, and $2.0 million after-tax, or $.18 per share of common stock, respectively, and lower operating and other costs of $2.4 million after-tax, or $.21 per share of common stock, primarily due to lower distribution costs. In addition, SmartEnergy Services, Inc., had lower net losses of $.4 million after tax, or $.04 per share of common stock. This was offset by net expenses booked of $1.7 million after-tax, or $.15 per share of common stock, for expected under recovery of power costs to be incurred on the Hydro-Quebec ("HQ") power contract during the fourth quarter of 2000. In addition, utility revenues were lower by $2.2 million after-tax or $.19 per share of common stock, primarily resulting from a decrease in retail prices and a 3.54% (20,632 mWh) decrease in retail mWh sales.

      For the nine months ended September 30, 2000, the Company had net income, including nonrecurring gains, of $13.0 million, or $1.02 per share of common stock, compared to net income of $13.6 million or $1.06 per share of common stock, for the nine months of 1999.

      Lower nine months ended September 30, 2000 earnings compared to last year resulted primarily from expenses booked of $5.0 million after-tax, or $.45 per share of common stock, for expected under recovery of power costs on the HQ power contract during the second, third and fourth quarters of 2000. Lower utility revenues and higher net power costs were $1.0 million after-tax, or $.09 per share of common stock, and $.8 million after-tax, or $.07 per share of common stock, respectively. Increased net losses at SmartEnergy Services, Inc. (incurred in the first quarter of 2000) compared to last year were $1.4 million after-tax, or $.12 per share of common stock. This was offset by nonrecurring gains related to a favorable Millstone Unit #3 settlement and a favorable CVEC First Circuit Court of Appeals decision of $3.2 million after-tax, or $.28 per share of common stock and $2.0 million after-tax, or $.14 per share of common stock, respectively, and lower operating and other costs were $3.0 million after-tax, or $.31 per share of common stock, primarily due to lower distribution costs.

      Other factors affecting results for 2000 are described in Results of Operations below.

RESULTS OF OPERATIONS

      The major elements of the Consolidated Statement of Income are discussed below.

Operating Revenues and mWh Sales

      A summary of mWh sales and operating revenues for the three and nine months ended September 30, 2000 and 1999 (and the related percentage changes from 1999) is set forth below:

	Three Months Ended September 30
			Percentage			Percentage
	MWh Sales		Increase	Revenues (000's)		Increase
	2000	1999	(Decrease)	2000	1999	(Decrease)
Retail sales:
Residential	217,652	225,927	(3.7)	$ 25,365	$ 26,907	(5.7)
Commercial	236,975	246,269	(3.8)	23,912	25,625	(6.7)
Industrial	106,374	109,445	(2.8)	7,808	7,739	0.9
Other retail	1,587	1,579	0.5	450	454	(0.9)
Total retail sales	562,588	583,220	(3.5)	$ 57,535	$ 60,725	(5.3)
Resale sales:
Firm	329	307	7.2	$ 33	$ 37	(10.8)
Entitlement	108,490	53,115	104.3	3,690	2,357	56.6
Alliance	80,000	1,103,173	(92.7)	2,837	40,881	(93.1)
Other	134,426	50,424	166.6	5,274	4,559	15.7
Total resale sales	323,245	1,207,019	(73.2)	$ 11,834	$ 47,834	(75.3)
Other revenue	-	-	-	$ 4,578	$ 2,001	128.8
Total sales	885,833	1,790,239	(50.5)	$ 73,947	$ 110,560	(33.1)

	Nine Months Ended September 30
			Percentage			Percentage
	MWh Sales		Increase	Revenues (000's)		Increase
	2000	1999	(Decrease)	2000	1999	(Decrease)
Retail sales:
Residential	712,819	712,872	0.0	$ 90,333	$ 90,759	(0.5)
Commercial	689,466	709,703	(2.9)	76,268	79,653	(4.2)
Industrial	342,031	322,238	6.1	27,574	26,317	4.8
Other retail	4,725	4,688	0.8	1,339	1,343	(0.3)
Total retail sales	1,749,041	1,749,501	0.0	$ 195,514	$ 198,072	(1.3)
Resale sales:
Firm	1,431	1,653	(13.4)	$ 103	$ 116	(11.2)
Entitlement	243,468	161,697	50.6	8,444	7,494	12.7
Alliance	530,800	2,118,915	(74.9)	19,347	76,882	(74.8)
Other	496,361	523,267	(5.1)	16,880	10,815	56.1

Total resale sales	1,272,060	2,805,532	(54.7)	$ 44,774	$ 95,307	(53.0)
Other revenue	-	-	-	$ 7,475	$ 4,153	80.0
Total sales	3,021,101	4,555,033	(33.7)	$ 247,763	$ 297,532	(16.7)

      Retail mWh sales for the third quarter of 2000 decreased 3.5% compared to the third quarter of 1999 and retail revenues decreased $3.2 million, or 5.3% compared to last year. This retail revenue variance is attributable to a $2.2 million impact of lower mWh sales in the third quarter of 2000 as compared to the third quarter of 1999 and a $1.0 million decrease in price, primarily due to the rate reduction for the funding of the State of Vermont sponsored Energy Efficiency Utility ("EEU").

      For the nine months of 2000, retail revenues decreased 1.3% compared to the nine months of 1999, attributable to the rate reduction for funding the EEU. These reduced revenues were offset by reduced amortization of C&LM expenses in other operating expenses.

      Effective January 1, 2000 power purchased from Hydro-Quebec is recorded net of entitlement sales to Hydro-Quebec. The 1999 entitlement sales included in Resale sales has been restated for comparison purposes, along with Purchased and Produced Energy (mWh) shown in the table below.

      Alliance resale sales decreased 1,023,173 mWh and 1,588,115 mWh for the third quarter and nine months of 2000, respectively, and related revenues decreased $38.0 million and $57.5 million for those same periods, respectively. This decrease resulted from reduced activity by the Company through its alliance with Virginia Power in jointly supplying wholesale power primarily in the Northeast states. In the third quarter of 1999 the Company decided to discontinue this alliance.

      For the third quarter and nine months of 2000, other resale sales increased 84,002 mWh and decreased 26,906 mWh and related revenues increased $.7 million and $6.1 million, respectively. These variances reflect current market conditions in Vermont and New England. These sales made on a short-term basis, include sales to ISO New England ("ISO-NE") and other utilities in New England.

      Other revenues increased $2.6 million and $3.3 million for the third quarter and nine months of 2000 primarily due to a non-recurring gain for the reversal of the provision for rate refunds ($3.2 million and $2.6 million for the third quarter and nine months of 2000, respectively) related to a favorable First Circuit Court of Appeals decision allowing CVEC to recover all of its power costs in rates.

Net Purchased Power and Production Fuel Costs

      The net cost components of purchased power and production fuel costs for the three and nine months ended September 30, 2000 and 1999 are as follows (dollars in thousands):

	Three Months Ended September 30
	2000		1999
	Units	Amount	Units	Amount
Purchased and produced:
Capacity (mW)	400	$ 23,102	734	$ 20,397
Energy (mWh)	839,551	19,361	1,753,132	56,482
Total purchased power costs		$ 42,463		$ 76,879
Production fuel (mWh)	94,996	1,292	87,035	1,208
Total purchased power and production fuel costs		$ 43,755		$ 78,087
Entitlement and other resale sales (mWh)	322,916	11,801	1,206,712	47,797
Net purchased power and production fuel costs	611,631	$ 31,954	633,455	$ 30,290

	Nine Months Ended September 30
	2000		1999
	Units	Amount	Units	Amount
Purchased and produced:
Capacity (mW)	421	$ 69,949	856	$ 62,364
Energy (mWh)	2,829,054	70,522	4,425,076	122,638
Total purchased power costs		$140,471		$185,002
Production fuel (mWh)	346,257	3,347	292,651	2,554
Total purchased power and production fuel costs		$143,818		$187,556
Entitlement and other resale sales (mWh)	1,270,629	44,671	2,803,879	95,191
Net purchased power and production fuel costs	1,904,682	$ 99,147	1,913,848	$ 92,365

      Purchased and produced capacity (mW) costs increased $2.7 million pre-tax for the third quarter of 2000 versus 1999, primarily due to a $2.9 million pre-tax loss accrual for the estimated future under recovery of Hydro-Quebec power costs for the fourth quarter of 2000 and $1.6 million pre-tax increase in capacity costs related to the VJO contract. This increase is offset by the positive impact of $1.0 million pre-tax for Hydro-Quebec power cost reversals, representing the reversal of a portion of disallowed Hydro-Quebec power costs accrued during the fourth quarter of 1998, and the second quarter of 2000.

      Purchased and produced energy (mWh) purchases decreased $37.1 million for the third quarter of 2000 compared to the third quarter of 1999, primarily due to a 92%, or $37.9 million decrease in the amount of mWh purchased related to reduced activity with Virginia Power.

      For the nine months of 2000, net purchased power and production fuel costs increased $6.8 million pre-tax or 7.3% compared to the nine months of 1999 due to $8.6 million in pre-tax loss accruals for the estimated future under recovery of Hydro-Quebec power costs booked in 2000 and a $4.9 million pre-tax increase in capacity costs related to the VJO contract. The increased net purchased power and production fuel costs are partially offset by the positive impact of $3.1 million pre-tax for Hydro Quebec power cost reversals, representing the reversal of a portion of disallowed Hydro-Quebec power costs accrued during the fourth quarter of 1998 and 1999, and the first and second quarters of 2000, and $4.5 million pre-tax related to net purchases and sales to ISO-NE.

NUCLEAR MATTERS

      The Company maintains a 1.7303% joint-ownership interest in the Millstone Unit #3 ("Unit #3"), a 1,149 mW nuclear unit of the Millstone Nuclear Power Station and owns a 2% equity interest in Connecticut Yankee. These two plants are operated by Northeast Utilities ("NU"). The Company also owns 2%, 3.5% and 31.3% equity interest in Maine Yankee, Yankee Atomic and Vermont Yankee, respectively.

Millstone Unit #3

      On September 15, 1999, NU announced its intent to auction its nuclear generating plants, including Unit #3. On August 7, 2000, the Connecticut Department of Public Utility Control announced that Dominion Resources, Inc. was the successful bidder in the auction. Pursuant to the terms of the settlement agreement with NU which resolved the Company's claims against NU relating to the extended outage of Unit #3, the Company participated as a potential seller in that auction. Upon notification of the sales price the Company evaluated and declined the purchase offer.

Maine Yankee

      On August 6, 1997, the Maine Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Maine Yankee for less than 5% of its required system capacity. Future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee are estimated to be approximately $624.6 million in 2000 dollars including a remaining decommissioning obligation of $278.1 million.

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

      On August 31, 1998, a FERC Administrative Law Judge recommended that the owners of Connecticut Yankee, including the Company, may collect from customers $350.0 million for decommissioning the Connecticut Yankee nuclear power plant rather than the $426.7 million requested. The settlement was approved on July 26, 2000. It provides for a lower cost of service for the period through June 29, 2007 and for full recovery of those costs as they are incurred.

Yankee Atomic

      In 1992, the Yankee Atomic nuclear power plant was retired from commercial operation. The Company relied on Yankee Atomic for less than 1.5% of its system capacity.

Vermont Yankee

      During 1996, Vermont Yankee initiated a Design Basis Documentation project expected to be complete by December 31, 2001. This project was undertaken to incorporate all design documentation into a centralized system. The objective is to ensure that Vermont Yankee maintains its safety margins in connection with any plant modifications. The Design Basis Documentation project will create a set of design basis documents which will support more efficient systematic problem solving, maintenance, and system overview. This effort supports the safe, cost effective, long term operation of the Vermont Yankee Plant. Vermont Yankee received FERC approval in 1996 to defer these unrecovered study costs and amortize the costs through billings to Sponsors over the remaining license life of the Plant. The Company's 35% share of the total cost for this Project is expected to be $6.2 million by the 2001 planned project completion.

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

      Within the original sales terms, Vermont Yankee estimates that the price to be paid by AmerGen for the non-transmission assets will range from $10 million to $23.5 million depending on when the sale occurs. Additionally, Vermont Yankee's current owners will make a one-time payment of approximately $54.0 million to pre-pay the plant's decommissioning fund and to pay the Texas, Maine and Vermont Low-Level Waste compact fees. Based on the expected regulatory treatment of these costs, the Company does not believe the sale will have a material impact on the financial condition or operation of the Company. All scheduled proceedings before the Vermont Public Service Board for approval of the sale have ended and a PSB decision was expected in mid to late October subject to requests by the petitioners to withhold a decision in order to allow ongoing negotiations among the stakeholders parties to conclude. The PSB has issued an order giving AmerGen, Vermont Yankee and its sponsors, and the DPS until November 15, 2000 to file a settlement agreement; if none is filed, the PSB has stated it will issue its decision in this docket shortly thereafter. The Company does not know if these negotiations will prove successful and cannot predict whether any resulting terms will receive and meet petitioner needs for appropriate regulatory approvals.

Maine Yankee, Connecticut Yankee and Yankee Atomic Decommissioning Costs

      Presently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. As of September 30, 2000, the company has completed its obligation for decommissioning costs (based on current estimates) related to Yankee Atomic. The Company's share of remaining costs with respect to Maine Yankee and Connecticut Yankee's decisions to discontinue operation is estimated to be $10.6 million and $4.8 million, respectively, at September 30, 2000. These amounts are subject to ongoing review and revisions and are reflected in the accompanying balance sheet both as regulatory assets and nuclear dismantling liabilities (current and non-current).

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

      The Company is currently in the process of relicensing or preparing to relicense eight separate hydroelectric projects under the Federal Power Act. These projects, some of which are grouped together under a single license, represent approximately 29.9 mW, or about 66.8% of the Company's total hydroelectric nameplate capacity. In the new licenses, the FERC is expected to impose conditions designed to address the impact of the projects on fish and other environmental concerns. The Company is unable to predict the specific impact of the imposition of such conditions, but capital expenditures and operating costs are expected to increase in the short term to meet these licensing obligations and net generation from these projects will decrease in future periods.

      In addition, the Company maintains joint-ownership interests in Joseph C. McNeil, a 53 mW wood, gas and oil-fired unit and Wyman #4, a 619 mW oil-fired unit.

Peterson Dam: The Company has worked with environmental groups and the State of Vermont since 1998 to develop a plan to relicense Peterson Dam, a 6.2 mW hydroelectric station on the Lamoille River. The Vermont Natural Resources Council ("VNRC") has proposed removal of the dam, a 1948 hydro-generating unit that produces power to energize approximately 3,000 homes per year.

      In August 2000, talks broke down, and the VNRC called publicly for removal of the dam. The Company has initiated broader discussions with VNRC, Trout Unlimited, the Vermont Agency of Natural Resources and other parties, related to the economic, reliability and environmental issues that Peterson's removal would create. Management cannot predict the outcome of this issue or the cost of replacement power, if any.

Transmission Matters

      Vermont Electric Power Company, Inc. ("VELCO") owns and operates most of the high voltage transmission system in Vermont. The Company owns 56.8% of the Class B common stock of VELCO and 46.6% of the Class C preferred stock of VELCO. Approximately 47% of VELCO's costs are borne by the Company.

      On March 22, 2000, the phase angle regulator ("PAR"), which controls power flows over the transmission line between Plattsburg, New York, and Milton, Vermont, suffered a serious failure of insulation in its windings. Automatic equipment immediately took the line out of service. Operations were restored within a week, but without the PAR. The PAR, which is owned by the New York Power Authority ("NYPA"), will be repaired. VELCO has requested NYPA to commence repairs, and has informed NYPA that VELCO will bear the cost of repair, to the extent that regulatory authorities do not allocate any of the costs to others. The final costs to repair the PAR and CV's share of such costs is not currently known. The unit has been shipped to the repair facility and is expected to be returned to service by about February 2001.

      To compensate for the loss of PAR control, VELCO plans to operate the affected transmission line during high load periods by employing inductor coils to provide impedance to restrict flows across the line. This mode of operation will increase reactive power support requirements in Vermont. Consequently, VELCO has installed one synchronous condenser near the Vermont terminus of this line to provide that support. The unit will be operable as either a generator or a synchronous condenser. VELCO received all required regulatory approvals and permits required for the installation.

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

Merrimack Unit #2

      Until its termination on April 30, 1998, the Company purchased power and energy from Merrimack Unit #2, pursuant to a contract dated July 16, 1966 entered into by and between VELCO and PSNH. Pursuant to the contract, as amended, VELCO agreed to reimburse PSNH, in the proportion which the VELCO quota bears to the demonstrated net capability of the plant, for all fixed costs of the unit and operating costs of the unit incurred by PSNH, which are reasonable and cost-effective for the remaining term of the VELCO contract. In early 1998, PSNH took the Merrimack Unit #2 facility off line, shut it down and commenced a maintenance outage. In February, March and April of 1998, PSNH billed VELCO for costs to complete the maintenance outage. VELCO disputes the validity of a portion of the charges on grounds that the maintenance performed at the unit was to extend the life of the Merrimack plant beyond the term of the VELCO contract and that the charges in connection with said investments were not reasonable and cost-effective for the remaining term of the VELCO contract. As part of the settlement with NU of the Millstone Unit #3 litigation, NU has agreed to indemnify and hold the Company harmless from all liabilities arising from this litigation.

Cogeneration/Independent Power Producers ("IPPs")

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

      On September 3, 1999, the PSB responded to the Company's petition by opening a formal investigation in Docket No. 6270 regarding these contracts. Shortly thereafter, Citizens Utilities, Hardwick Electric Department and the Burlington Electric Department notified the PSB that they were withdrawing from the petition but they will participate in the case as non-moving parties. In a separate action before the Chittenden County Superior Court brought by several IPP owners, GMP's full participation in this PSB proceeding was enjoined. That injunction is now on appeal to the Vermont Supreme Court. The Company, the other moving utilities and the DPS have requested that the PSB issue an order requiring GMP's full participation in the PSB proceeding. The PSB declined to rule on the request but retain authority to require GMP to provide specific information or to submit any other specific filing. The IPPs have also filed a related proceeding in the Washington County Superior Court contending that the PSB rules pertaining to IPPs, which the utilities have relied upon, in part, in their petition before the PSB contains a so-called "scrivener's error." By motion filed in the Superior Court in September, 2000, the IPPs have sought summary judgement in this action.

Simultaneously, the PSB has asked the Superior Court to dismiss the IPP's action. At this time, it cannot be determined when the scrivener's error claim will be resolved. In addition, proceedings are continuing in PSB Docket No. 6270. The PSB has not yet established a schedule for final resolution of this matter.

Production and Transmission

      Primarily as a result of higher production fuel costs and reduced activity with the alliance with Virginia Power, production and transmission expenses increased $0.3 million for the third quarter of 2000 compared to the third quarter of 1999.

      Production and transmission expenses for the nine months of 2000, compared to last year increased by $2.9 million, primarily related to the above factors and a refund in 1999 related to transmission billings to Hydro-Quebec in the first quarter of 1999.

Other Operation

      Other operation expenses decreased $2.1 million and $4.5 million for the three and nine months of 2000, respectively, compared to last year, primarily because of the increased deferral of Hydro-Quebec ice storm arbitration costs in 2000.

Maintenance

      Principally due to lower service restoration costs because of fewer storms in 2000, maintenance expenses decreased $1.6 million and $2.4 million for the three and nine months of 2000, respectively, compared to the same periods in 1999.

Income Taxes

      Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences. For the third quarter, taxes increased slightly due to permanent differences, and for the nine months of 2000, income taxes decreased as a result of lower pre-tax earnings.

Other Income and Deductions

      Other income and deductions increased for the third quarter and nine months ended September 30, 2000, primarily due to a non-recurring gain from the Millstone Unit #3 settlement of $5.4 million related to the NRC's 1996 shutdown of the power plant due to operational and management deficiencies. In addition, higher net earnings of $.6 million for the third quarter, from non-utility subsidiary companies mostly related to lower losses from SmartEnergy's ownership share in HSS contributed to the favorable variance.

Interest on Long-Term Debt

      In July 1999, the Company sold $75.0 million aggregate principal amount of 8 1/8% Second Mortgage Bonds due 2004. Accordingly, interest on long-term debt increased for the three and nine months of 2000.

Other Interest Expense

      Other interest expense decreased for the third quarter and nine months ending September 30, 2000 compared to same periods last year due to a decrease in average outstanding short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction programs. Net cash flow provided by operating activities generated $48.2 million and $32.1 million for the nine months ended September 30, 2000 and 1999, respectively.

      The Company ended the nine months of 2000 with cash and cash equivalents of $60.9 million, an increase of $25.4 million from the beginning of the year. The increase in cash for the nine months of 2000 was the result of $48.2 million provided by operating activities, offset by $15.2 million used for investing activities and $7.6 million used for financing activities.

      Operating Activities - Net income, depreciation, deferred income taxes and investment tax credits provided cash of $21.8 million. Approximately $26.4 million of cash was provided by working capital and other operating activities including the impact of deseasonalized rates, reduction in the HQ SFAS 5 write-off, settlement of the Virginia Alliance accounts receivable, and increased amortizations for nuclear refueling outages.

      Investing Activities - Construction and plant expenditures consumed cash of approximately $10.3 million, while $.9 million was used for C&LM programs and $4.2 million was used for non-utility investments.

      Financing Activities - Dividends paid on common stock were $7.6 million, while preferred stock dividends were $1.3 million. Long-term debt provided $1.8 million and reduction in capital lease obligations required $.8 million.

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

      Standard & Poor's also said "resolution of the CreditWatch listing will depend on the Hydro-Quebec renegotiations, the arbitration related to the January 1998 ice storm, the Vermont Supreme Court appeal, and other state and federal legal proceedings, which could be resolved in mid- to late-2000. In addition, adequate rate relief and/or successful mitigation of high power costs through contract renegotiations or other methods are essential for maintaining ratings".

      On February 17, 1999, Duff & Phelps Credit Rating Co. ("Duff & Phelps"), now Fitch, placed the credit ratings of the Company on Rating Watch-Down due to the high level of regulatory and public policy uncertainty in Vermont and the unfavorable ruling by the United States Court of Appeals relating to Connecticut Valley, the Company's wholly owned New Hampshire subsidiary.

      On July 16, 1999, Duff & Phelps assigned a rating of "BBB-" (Triple-B-minus) to the Company's then proposed $75 million issue of second mortgage bonds and lowered its rating on the Company's preferred stock to "BB+" (Double-B-plus) from "BBB-" (Triple-B-minus) with all ratings remaining on Rating Watch-Down.

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

      Current credit ratings of the Company's securities by Standard & Poor's and Duff & Phelps remain as follows:

	Standard & Poor's (1)	Duff & Phelps (2) (3)
Corporate Credit Rating	BBB-	N/A
First Mortgage Bonds	BBB+	BBB
Second Mortgage Bonds	BBB-	BBB-
Preferred Stock	BB	BB+

(1) All Standard & Poor's ratings are placed on "CreditWatch with negative implications."
(2) All Duff & Phelps ratings are placed on "Rating Watch--Down."
(3) In June, 2000, Fitch Ratings Service acquired Duff & Phelps. New rating information will be provided in the future by Fitch.

      In 1998, Catamount, replaced its $8.0 million credit facility with a $25.0 million revolving credit/term loan facility maturing November 2006 which provides for up to $25.0 million in revolving credit loans and letters of credit of which $7.3 million was outstanding at September 30, 2000. This facility has a security interest in Catamount's assets. Catamount currently has a $1.2 million letter of credit outstanding to support certain of its obligations in connection with a debt service requirement in the Appomattox Cogeneration project. In addition, letters of credit for $11.0 million are outstanding in support of construction and equity commitments for its Gauley River Power project. Catamount has provided a $2.1 million letter of credit as well as a security interest in the stock of Catamount Energy Corporation securing the payment of cost overruns at the project which is currently behind schedule.

      SmartEnergy Water Heating Services, Inc., a wholly owned subsidiary of SmartEnergy, has a secured $1.5 million, seven-year term loan with Bank of New Hampshire with an outstanding balance of $1.3 million at September 30, 2000. The interest rate is fixed at 9.50%.

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

      In September 1999, an initial two weeks of hearings were held dealing primarily with issues of contract interpretation. The second phase of the arbitration hearings have concluded and a final decision in the case is expected late this year or in early 2001. In accordance with a PSB Accounting Order, the Company has deferred incremental costs associated with this arbitration of approximately $6.3 million through September 30, 2000. The deferred costs have been offset by the incremental revenue from deseasonalized rates that were implemented July 1, 2000, as directed by the Vermont Public Service Board. As of September 30, 2000 excess revenues of $7.4 million have been applied to these deferred costs. While the current regulatory asset balance is negative ($1.1 million) at September 30, 2000, it is expected to become a positive number because of the ongoing cost of the Hydro-Quebec arbitration, and the expected negative impact of deseasonalized revenues during the fourth quarter.

Diversification

      Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities. Catamount, a subsidiary of Catamount Resources Corporation, invests in energy generation projects in North America and

Western Europe. Through its wholly owned subsidiaries, Catamount has interests in seven operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; and Fort Dunlop, England. In addition, Catamount has interests in a project under construction in Summersville, West Virginia. In November 1999 Catamount created a new subsidiary, Catamount Investment Company LLC, which will provide additional capital for investment in new generation projects. Catamount has partnered with CIT Group, a major equipment finance company, and Dana Commercial Credit Corporation, the finance subsidiary of Dana Corporation. Capital commitments from these two joint venture partners are $60.0 million, expected to be invested over the next four years. Catamount's after-tax earnings were $.5 million and $.3 million for the third quarter of 2000 and 1999, respectively and $.8 million and $1.2 million for the nine months of 2000 and 1999, respectively. In September 2000, Catamount created a new subsidiary, Catamount Energy (Gibralter) Limited. This is a foreign holding company which has been formed for the purpose of providing capital for investments in foreign generation projects.

      Catamount has provided a $2.1 million letter of credit as well as a security interest in the stock of Catamount Energy Corporation securing the payment of cost overruns at the Gauley River Power project which is currently behind schedule.

      Doug Barba, Executive Vice President and General Manager of Catamount has tendered his resignation and the Company has retained an executive search firm to find a successor for him.

      SmartEnergy, also a subsidiary of Catamount Resources Corporation invests in unregulated energy and service related businesses. SmartEnergy also has an ownership interest in HSS. Overall, SmartEnergy incurred after-tax losses of $.1 million and net losses of $.4 million for the third quarter of 2000 and 1999, respectively and net losses of $2.4 million and $1.0 million for the nine months of 2000 and 1999, respectively. HSS establishes a network of affiliate contractors who perform home maintenance repair and improvements via membership. SmartEnergy's investment in HSS is accounted for using the equity method. HSS began operations in the first quarter of 1999 and is subject to risks and challenges similar to a company in the early stage of development. HSS' pre-tax loss for the first nine months of 2000 was $20.0 million, resulting primarily from the national rollout of HSS, of which SmartEnergy's share was $3.7 million incurred in the first quarter of 2000 .

      HSS began a test rollout through Sam's Club in late spring 1999. After a successful test market, the national rollout anticipated for year 2000 was accelerated to begin at the end of 1999. In December 1999, HSS announced that it had developed another marketing relationship with TruServ Corporation, the cooperative entity for True Value Hardware Stores. On March 14, 2000, HSS issued 3,500,000 shares of convertible preferred stock. The proceeds, of approximately $32.0 million, net of transaction costs, will be used by HSS to finance the national rollout of HSS. On October 4, 2000 HSS acquired ServiceBeyond.com, a web-based home services management company serving the San Diego, Denver and Dallas markets. As a result of the losses that have already been incurred on the Company's investment in HSS, the Company expects to recognize insignificant losses during the balance of calendar year 2000. The Company's current ownership of HSS is 31.3%.

Proposed Formation of Holding Company

      In order to further prepare Central Vermont Public Service Corporation for deregulation, on July 24, 1998, the Company filed a petition with the PSB for permission to create a holding company that would have as subsidiaries the Company and non-utility subsidiaries, Catamount and SmartEnergy. The Company believes that a holding company structure will facilitate the Company's transition to a deregulated electricity market. The proposed holding company formation must also be approved by Federal regulators, including the Securities and Exchange Commission and the FERC, and by the Company's shareholders. The Company has negotiated an agreement regarding the formation of a holding company with the DPS. The agreement establishes a code of conduct and affiliate transaction rules. The Company has informed the PSB that it is prepared to present the Code of Conduct and affiliate transaction rules to the PSB for it's review and approval, while the DPS has informed the PSB that it prefers to defer the PSB's review until other regulatory issues are resolved.

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

      On March 3, 1999, the Company filed its Restructuring Plan, a Working Plan to restructure a significant portion of Vermont's Electric Utility Industry, with the PSB and parties in Docket No. 6140. The Company's plan was a joint plan with Green Mountain Power Corporation ("GMP").

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

      With regard to financing, no party to the investigation asked that the PSB clarify its authority or issue a declaratory ruling concerning the criteria to be considered when approving utility financing for the buy-out or buy-down of committed power contracts. During the investigation, both the Company and GMP asserted that anticipated refinancing approaches could be accomplished utilizing the existing Vermont and federal legislative regime that governs the regulation of electric utilities and that "securitization" style financing were not presently being contemplated. Because no party to the Docket contradicted these statements, the Board accepted our assertions and took no further action to evaluate specific utility financing proposals.

      In contrast, Vermont Electric Power Producers, Inc.("VEPP"), purchasing agent for the purchase of power from qualifying facilities pursuant to PSB Rule 4.100, proposed to use administrative securitization to finance the reform of its power purchase contracts. However, at the request of all commenting parties, the PSB determined to withhold judgment on the issue as to whether the PSB had jurisdiction to authorize a VEPP financing until such time as a specific proposal was actually filed with the PSB. In the absence of any requests for further investigation or action to be filed within 30 days of the Docket No. 6140-A Order, the PSB indicated that this investigation would be closed, which action has occurred. To follow up on its proposal, on June 15, 2000, VEPP filed a petition requesting that the PSB issue a declaratory ruling confirming the authority of the PSB to issue voluntary administrative securitization orders relative to those qualifying facilities currently holding purchase power contract under PSB Rule 4.100. By order dated June 30, 2000 the PSB opened Docket No. 6396. As part of the Docket proceedings, the PSB convened a workshop to hear detailed presentations on the VEPP proposal. Parties are to make filings of their positions and arguments on Docket issues by mid-November, 2000. A final order in that proceeding is expected by year end.

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
  Contract and asset disposition: seeking to sell power purchase contracts and generating assets, including the Company's interest in the Vermont Yankee nuclear generating plant. On October 15, 1999, the Company and the other owners of Vermont Yankee accepted a bid for sale of the plant to AmerGen Energy Company ("AmerGen"), which is owned by PECO Energy Company and British Energy. This transaction will also involve taking back a contract to purchase a portion of the power produced by this plant. The Vermont Yankee sale still needs to be approved by the Vermont PSB. On November 4, 1999 the PSB opened Docket No. 6300 to consider the issues attendant to the approval of the sale of Vermont Yankee and approval of various related agreements including the Company's agreement to continue to purchase its share of the output of Vermont Yankee. A final order in that proceeding is expected by year end.
  Cost-cutting: implementing cost-cutting measures to reduce cash flow requirements while maintaining safety and reliability standards.
  Holding company: establishing a holding company in order to further prepare the Company for deregulation.
  Industry consolidation: evaluating possible consolidations with other Vermont electric distribution companies.
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

      An initial pre-hearing conference was held in this investigation on January 31, 2000. The parties to Docket No. 6330 have agreed to consider the Companies proposal in a proceeding consisting of two phases. In Phase I parties will identify the scope and extent of consensus on docket issues (Module 1) and attempt to negotiate agreements on matters where consensus does not initially emerge (Module 2). In Phase II, parties will litigate unresolved issues. As part of the Phase I, Module 1, activities, the PSB convened an extensive two-day education conference to hear presentations on the lessons learned in other jurisdictions and to fill information voids identified by Docket participants during approximately 25 education working group sessions held in the proceeding during much of calendar year 2000. At this time, it is premature to predict the date upon which a final PSB resolution of the matters raised in this investigation will be decided although, the Companies proposed an initial start date for retail competition of September 1, 2001, provided that all of the elements of the joint Restructuring Plan are completed by that time.

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

      As described in Note 1 of Notes to Consolidated Financial Statements, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont service territory and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $45.8 million on a pre-tax basis as of September 30, 2000. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

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

      The EITF has reached a tentative consensus, and no further discussion is planned, that regulatory assets should be assigned to separable portions of the Company's business based on the source of the cash flows that will recover those regulatory assets. Therefore, if the source of the cash flows is from a separable portion of the Company's business that meets the criteria to apply SFAS No. 71, those regulatory assets should not be written off under SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71," but should be assessed under paragraph 9 of SFAS No. 71 for reliability.

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

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133 and in June 2000, issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Activities, an amendment to FASB Statement No. 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement this Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998. The Company has organized an implementation team and established a schedule for implementation by January 1, 2001, as required by SFAS 133, as amended. As of September 30, 2000, the company has taken an inventory of the majority of its contracts and for each one of those contracts has considered the impact of SFAS 133 on such contracts. Based on such evaluation and work performed to-date, SFAS 133, as amended, is not expected to have a material effect on the financial position or results of operations of the Company.

Forward Looking Statements

      This document contains statements that are forward looking. These statements are based on current expectations that are subject to significant risks and uncertainties. Actual results will depend, among other things, upon the actions of regulators, the Company's pending rate cases before the PSB, the outcome of litigation involving Connecticut Valley and Central Vermont, the performance of Vermont Yankee, weather conditions, and the performance of the Company's unregulated businesses. The Company cannot predict the outcome of any of these matters.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      On August 7, 1997, the Company and eight other non-operating owners of Millstone Unit #3 ("Unit #3") filed a demand for arbitration with Connecticut Light and Power Company and Western Massachusetts Electric Company, both NU affiliates, and lawsuits against NU and its trustees. The arbitration and lawsuits sought to recover costs associated with replacement power, operation and maintenance costs and other costs resulting from the shutdown of Unit #3. The non-operating owners claim that NU and two of its wholly owned subsidiaries failed to comply with NRC's regulations, failed to operate the facility in accordance with good operating practice and attempted to conceal their activities from the non-operating owners and the NRC.

      On July 27, 2000, the Company executed a settlement agreement with NU, resolving all issues asserted by the Company in the arbitration and lawsuits. The settlement became effective on August 4, 2000, following approval of the Company's withdrawal from the arbitration and litigation. The settlement agreement provided for a cash settlement of $5,445,000 which has been paid to the Company by NU, the right of the Company to participate in the auction of the Millstone plants, and indemnification by NU of the Company's liability, if any, arising out of the litigation between VELCO and NU's subsidiary, Public Service of New Hampshire ("PSNH"), relating to costs of the Merrimack #2 plant. Under the settlement agreement, the Company released NU from all claims arising from the outage and agreed to waive certain rights against NU which the Company believes could have hindered the auction.

      Except as otherwise described under Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 2, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the company or any of its subsidiaries is a party or to which any of their property is subject.

Items 2 and 3 and 4.  None.

Item 5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

a.  List of Exhibits

                 27. Financial Data Schedule

b.  Item 5.  Other events, dated July 27, 2000 re. Settlement Agreement with Northeast
                  Utilities resolving issues related to the Millstone Nuclear Power Station.

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

Dated  November 13, 2000