Form 10-Q
period 2001-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2001-08-10
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2001 there were outstanding 11,548,827 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended	Six Months Ended
	June 30	June 30
	2001	2000	2001	2000

Operating Revenues	$73,882	$ 73,867	$151,914	$173,816

Operating Expenses
Operation
Purchased power	34,924	44,432	74,374	98,008
Production and transmission	5,347	6,811	11,983	13,314
Other operation	10,687	10,181	22,123	20,863
Maintenance	4,576	3,408	9,201	6,233
Depreciation	4,263	4,223	8,513	8,506
Other taxes, principally property taxes	2,910	2,818	6,012	5,843
Taxes on income	3,656	(83)	6,063	6,408
Total operating expenses	66,363	71,790	138,269	159,175

Operating Income	7,519	2,077	13,645	14,641
Other Income and Deductions
Equity in earnings of affiliates	696	731	1,358	1,477
Allowance for equity funds during construction	14	16	32	42
Other income, net	(7,815)	1,607	(7,298)	(1,456)
Benefit (provision) for income taxes	3,342	(440)	3,175	823
Total other income and deductions, net	(3,763)	1,914	(2,733)	886

Total Operating and Other Income	3,756	3,991	10,912	15,527

Interest Expense
Interest on long-term debt	3,278	3,623	6,488	7,188
Other interest	159	103	217	131
Allowance for borrowed funds during construction	(7)	(9)	(16)	(25)
Total interest expense, net	3,430	3,717	6,689	7,294

Net Income	326	274	4,223	8,233
Retained Earnings at Beginning of Period	81,885	79,885	78,423	72,371
Retained Earnings before Dividends	82,211	80,159	82,646	80,604
Cash Dividends Declared
Preferred Stock	424	890	848	1,335
Common Stock	5,081	5,049	5,084	5,049
Total dividends declared	5,505	5,939	5,932	6,384
Other Adjustments	269	(168)	261	(168)

Retained Earnings at End of Period	$76,975	$ 74,052	$ 76,975	$ 74,052

(Losses) Earnings Available For Common Stock	(98)	(171)	3,375	7,343

Average Shares of Common Stock Outstanding	11,546,937	11,476,556	11,538,961	11,471,680

(Losses) Earnings Per Basic and Diluted Share of Common Stock	(.01)	(.01)	.29	.64

Dividends Paid Per Share of Common Stock	$ .22	$ .22	$ .44	$ .44

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
	June 30	December 31
	2001	2000
Assets
Utility Plant, at original cost	$481,231	$478,324
Less accumulated depreciation	191,855	183,828
	289,376	294,496
Construction work in progress	17,921	15,197
Nuclear fuel, net	1,120	1,283
Net utility plant	308,417	310,976
Investments and Other Assets
Investments in affiliates, at equity	24,417	24,527
Non-utility investments	53,521	46,591
Non-utility property, less accumulated depreciation	2,494	2,172
Total investments and other assets	80,432	73,290
Current Assets
Cash and cash equivalents	41,541	47,986
Special deposits	121	118
Accounts receivable, less allowance for uncollectible accounts ($2,608 in 2001 and $1,655 in 2000)	21,155	25,006
Unbilled revenues	13,762	17,142
Materials and supplies, at average cost	3,770	3,702
Prepayments	1,279	2,593
Other current assets	6,084	6,511
Total current assets	87,712	103,058
Regulatory Assets	38,049	45,797
Other Deferred Charges	9,551	6,717
Total Assets	$524,161	$539,838

Capitalization and Liabilities
Capitalization
Common stock, $6 par value, authorized 19,000,000 shares; Outstanding 11,785,848 shares	$ 70,715	$ 70,715
Other paid-in capital	48,178	45,810
Accumulated other comprehensive income	(608)	(269)
Deferred compensation plans - employee stock ownership plans	(2,300)	(358)
Treasury stock (238,021 shares, and 277,868, respectively, at cost)	(3,105)	(3,624)
Retained Earnings	76,975	78,423
Total Common Stock Equity	189,855	190,697
Preferred and preference stock	8,054	8,054
Preferred stock with sinking fund requirements	15,000	16,000
Long-term debt	159,753	152,975
Capital lease obligations	13,480	13,978
Total capitalization	386,142	381,704
Current Liabilities
Current portion of long - term debt	5,194	4,205
Accounts payable	3,794	6,407
Accounts payable - affiliates	9,886	13,523
Accrued income taxes	0	1,428
Dividends declared	2,541	2,532
Nuclear decommissioning costs	2,348	2,214
Disallowed purchased power costs	0	2,934
Other current liabilities	16,628	23,117
Total current liabilities	40,391	56,360
Deferred Credits
Deferred income taxes	40,221	43,779
Deferred investment tax credits	5,853	6,049
Nuclear decommissioning costs	13,443	14,737
Other deferred credits	38,111	37,209
Total deferred credits	97,628	101,774
Commitments and Contingencies
Total Capitalization and Liabilities	$524,161	$539,838

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30
	2001	2000
Cash Flows Provided (Used) By:
Operating Activities
Net income	$ 4,223	$ 8,233
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of affiliates	(1,358)	(1,477)
Dividends received from affiliates	1,417	1,914
Equity in earnings from non-utility investment	(2,729)	2,028
Distribution of earnings from non-utility investments	2,265	2,793
Depreciation	8,513	8,506
Regulatory Asset write-off	9,000	-
Amortization of capital leases	545	544
Deferred income taxes and investment tax credits	(3,062)	(4,151)
Net deferral and amortization of nuclear replacement energy and maintenance costs	(5,273)	3,038
Amortization of conservation and load management costs	2,036	2,610
Decrease in accounts receivable and unbilled revenues	8,486	23,389
Decrease in accounts payable	(6,030)	(10,460)
Increase in accrued income taxes	(1,859)	(1,682)
Change in other working capital items	(7,209)	(889)
Other, net	(888)	(78)
Net cash provided by operating activities	8,077	34,318
Investing Activities
Construction and plant expenditures	(7,126)	(6,113)
Conservation and load management expenditures	(260)	(606)
Return of capital	93	93
Non-utility investments	(7,602)	(3,507)
Other investments, net	(392)	9
Net cash used for investing activities	(15,287)	(10,124)

Financing Activities
Short-term debt, net	(11)	2
Long-term debt, net	6,779	807
Common and preferred dividends paid	(5,924)	(5,936)
Reduction in capital lease obligations	(545)	(544)
Sale of treasury stock	466	28
Net cash provided (used) by financing activities	765	(5,643)
Net (Decrease) Increase In Cash and Cash Equivalents	(6,445)	18,551
Cash and Cash Equivalents at Beginning of Year	47,986	35,461
Cash and Cash Equivalents at End of Year	$ 41,541	$ 54,012
Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 6,309	$ 6,946
Income taxes (net of refunds)	$ 7,991	$ 11,379

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

New Accounting Pronouncements

Derivative Instruments: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 (subsequently amended by SFAS No.'s 137 and 138), Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). This Statement, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     The Company has one long-term purchased power contract that allows the seller to purchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3). This contract has been determined to be a derivative under FAS 133. On April 11, 2001 the Vermont Public Service Board ("PSB") approved an Accounting Order which allows the fair valuation adjustment of this contract to be deferred on the balance sheet as either a deferred asset or liability. In the first quarter of 2001, this derivative had an estimated fair market value of approximately a $7.5 million unrealized loss which was recorded on the Consolidated Balance Sheet along with an offsetting deferred asset. In the second quarter of 2001, the Company adjusted its valuation methodology for this derivative which resulted in a fair market value of approximately a $1.4 million unrealized loss. The change in estimated fair market value has been recorded in Other deferred credits in the accompanying June 30, 2001 Consolidated Balance Sheet. In the second quarter of 2001, the Company recorded an offsetting deferred asset for the change in estimated fair market value of this contract, which is reflected in the accompanying Consolidated Balance Sheet in Other deferred charges.

Asset Retirement Obligations: In July 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations. This statement provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company has identified potential retirement obligations associated with the decommissioning of its nuclear facilities but has not yet completed its assessment. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet quantified the impacts, if any, of adopting SFAS No. 143 on its financial statements.

Note 2 - Regulatory Assets

     Certain costs are deferred and amortized in accordance with authorized or expected ratemaking treatment. The major components of regulatory assets reflected in the Consolidated Balance Sheet are as follows (dollars in thousands):

	June 30	December 31
	2001	2000
Conservation and load management	$ 4,738	$10,212
Restructuring costs	51	2,472
Nuclear refueling outage costs	7,176	1,928
Income taxes	6,355	7,047
Year 2000 costs and technologies initiatives	87	2,322
Dismantling costs:
Maine Yankee nuclear power plant	10,744	11,505
Connecticut Yankee nuclear power plant	4,954	5,446
Hydro-Quebec arbitration costs, net of deseasonalized revenue impact for 2000	2,531	2,531
Unrecovered plant and regulatory study costs	1,413	1,510
Other regulatory assets	-	824
	$38,049	$45,797

     In the rate order approved by the PSB on June 26, 2001, the Company agreed to take a one-time write-off of certain regulatory assets, as agreed with the DPS. In the second quarter of 2001, the Company wrote-off $9.0 million (pre-tax) of regulatory assets related to Conservation and load management, Year 2000 costs and technologies initiatives, Restructuring costs, and other costs. In addition, the Company has agreed that all amounts collected based on the award issued by the Hydro Quebec arbitration panel, or any settlement agreement with Hydro-Quebec, shall be applied first to reduce the balance of the deferred costs related to the ice storm arbitration, with the remaining balance applied to reduce other regulatory asset accounts as specified by the DPS and approved by the PSB. See Note 4 for discussion of the rate case settlement and Note 6 for discussion of the Hydro Quebec contract. In July 2001, the Company received its share of the settlement with Hydro-Quebec of approximately $4.3 million, which will be recorded in the third quarter of 2001. Vermont Yankee and Millstone Unit #3 had scheduled refueling outages during the first six months of 2001. During regular nuclear refueling outages, the incremental costs attributable to replacement energy purchased from NEPOOL or other parties in New England and maintenance costs are deferred and amortized ratably to expense until the next regularly scheduled refueling shutdown.

Note 3 - Investments in Affiliates

     The company accounts for its investment in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee") and Vermont Electric Power Company using the equity method. Summarized financial information is as follows (dollars in thousands):

Vermont Yankee Nuclear Power Corporation:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Operating revenues	$ 57,032	$ 44,702	$ 97,995	$ 85,394
Operating income	$ 2,625	$ 4,027	$ 6,082	$ 7,910
Net income	$ 1,573	$ 1,639	$ 3,124	$ 3,383

Company's equity in net income	$ 487	$ 524	$ 971	$ 1,060

Vermont Electric Power Company:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000

Operating revenues	$ 8,548	$ 7,425	$ 15,718	$ 14,140
Operating income	$ 798	$ 698	$ 1,539	$ 1,368
Net income	$ 309	$ 310	$ 552	$ 583

Company's equity in net income	$ 153	$ 158	$ 300	$ 299

Note 4 - Retail Rates

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

     In response to the Company's September 1997 rate increase filing, the PSB decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company made a filing with the PSB stating that the PSB as well as other parties should be barred from reviewing past decisions because the PSB already examined the Company's decision to buy power from Hydro-Quebec in a 1994 rate case in which the Company was penalized for "improvident power supply management." During February 1998, the Vermont Department of Public Service ("DPS") filed testimony in opposition to the Company's retail rate increase request. The DPS recommended that the PSB instead reduce the Company's then current retail rates by 2.5% or $5.7 million. The Company sought, and the PSB granted, permission to stay this rate case and to file an interlocutory appeal of the PSB's denial of the Company's motion to preclude a re-examination of the Company's Hydro-Quebec contract in 1991. The Company argued its position before the Vermont Supreme Court.

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

     The 4.7% rate increase was subject to retroactive or prospective adjustment upon future resolution of issues arising under the Hydro-Quebec and the Vermont Joint Owners ("VJO") Power Contract. The agreement temporarily disallowed approximately $7.4 million (based on 1999 power costs) of the Company's purchased power costs under the VJO Power Contract. As a result of the 4.7% rate increase agreement, during the fourth quarters of 1998 and 1999, the Company recorded pre-tax losses of $7.4 million and $2.9 million, respectively, for disallowed purchased power costs, representing the Company's estimated under recovery of power costs, prior to further resolution, under the VJO Power Contract for 1999 and the first quarter of 2000, respectively. In 2000, an additional $11.5 million pre-tax loss was recorded for the estimated under recovery of Hydro-Quebec power costs for the second, third and fourth quarters of 2000, and the first quarter of 2001. In the first quarter of 2001, an additional $2.9 million pre-tax loss was recorded for the estimated under recovery of Hydro-Quebec power costs for the second quarter of 2001. In the second quarter of 2001, the Company reversed its $2.9 million pre-tax liability related to estimated under recovery of Hydro-Quebec power costs for the second quarter of 2001, and discontinued the accrual for future under recovery of those costs. Based on the favorable outcome of the Company's June 26, 2001 rate order, which is described below, the Company will discontinue recording losses for future under recovery of Hydro-Quebec power costs.

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

     In an effort to mitigate eroding earnings and cash flow prospects in the future, due mainly to under recovery of power costs, on November 9, 2000, the Company filed with the PSB a request for a 7.6% rate increase ($19.0 million of annualized revenues) effective July 24, 2001. The PSB suspended the rate filing and a schedule was set to review the case.

     On February 9, 2001, the Vermont Supreme Court issued a decision on the Company's 1998 rate case appeal that reversed the PSB's decision on the preclusion issues and remanded the case to the PSB for further proceedings consistent with the Vermont Supreme Court's decision.

     The Company's June 26, 2001 rate order, which is described below, ended the uncertainty over the future recovery of Hydro-Quebec contract costs and the Company will no longer incur future losses for under recovery of Hydro-Quebec contract costs related to any allegations of imprudence prior to the June 26, 2001 rate order.

     On May 7, 2001, the Company and the DPS reached a rate case settlement that would end uncertainty over the future recovery of Hydro-Quebec contract costs, allow a 3.95 % rate increase, make the January 1, 1999 temporary rates permanent, permit a return on equity of 11% for the twelve months ending June 30, 2002 for the Vermont utility, and create new service quality standards. The Company also agreed to a second quarter $9.0 million one-time write-off ($5.3 million after-tax) of regulatory assets and a rate freeze through January 1, 2003.

     On June 26, 2001 the PSB issued an order on the Company's rate case settlement with the DPS. In addition to the provisions outlined above, the approved rate order requires the Company to return up to $16 million to ratepayers in the event of a merger, acquisition or asset sale. As a result of the rate order, the 3.95% rate increase became effective with bills rendered July 1, 2001, and the Company recorded a $5.3 million after-tax loss to write-off certain regulatory assets as agreed to in the settlement. The Company was able to accept the 3.95% rate increase versus the 7.6% increase it requested since 1) regulatory asset amortizations will decrease approximately $3.5 million, on a twelve month basis, due to the $9 million one-time write-off of regulatory assets and 2) Vermont Yankee decommissioning costs decreased approximately $1.9 million, on a twelve month basis, after the rate case was filed as a result of an agreement in principle between Vermont Yankee and the secondary purchasers. See Management's Discussion and Analysis, Nuclear Matters, Vermont Yankee.

     Deseasonalized Rates: On April 13, 2000, the Company and the DPS filed a stipulated agreement with the PSB to end winter-summer rate differentials for the Company's Vermont customers. On June 8, 2000, the PSB approved the Company's request to end the winter-summer rate differential and, therefore, the Company now has flat rates throughout a given year. Winter rates were reduced, while summer rates were increased. The rate design change was revenue neutral over a 12-month period. The additional 2000 revenues, resulting from implementing this change in mid-year, were applied to reduce or eliminate certain regulatory assets, as ordered by the PSB.

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

     In 1998, management determined that Connecticut Valley no longer qualified for the application of SFAS No. 71, and wrote off all of its regulatory assets associated with its New Hampshire retail business totaling approximately $1.3 million on a pre-tax basis. This determination was based on various legal and regulatory actions including the February 28, 1997 NHPUC Final Plan to restructure the electric utility industry in New Hampshire, a supplemental order which required Connecticut Valley to give notice to cancel its contract with the Company and denied stranded cost recovery related to this power contract, and a December 3, 1998 Court of Appeals decision stating that Connecticut Valley's rates could be reduced to the level prevailing on December 31, 1997. The Company's petition for rehearing with the Court of Appeals as well a petition for writ of certiorari with the United States Supreme Court were subsequently denied.

     As a result of the December 3, 1998 Court of Appeals' decision discussed above, on March 22, 1999 the NHPUC issued an Order which directed Connecticut Valley to file its calculation of the difference between the total FAC and PPCA revenues that it would have collected had the 1997 FAC and PPCA rate levels been in effect the entire year. The NHPUC also directed Connecticut Valley to calculate a rate reduction to be applied to all billings for the period April 1, 1999 through December 31, 1999 to refund the 1998 over-collection relative to the 1997 rate level. The Company estimated this amount to be approximately $2.7 million on a pre-tax basis. On March 26, 1999, Connecticut Valley filed the required tariff page with the NHPUC, under protest and with reservation of all rights, and implemented the refund effective April 1, 1999.

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

     On March 23, 2001, Connecticut Valley filed a request with the NHPUC to make the Interim FAC/PPCA rates permanent and a decision is still pending.

     On May 1, 2001, pursuant to a New Hampshire law, Connecticut Valley's customers became subject to an Electricity Consumption Tax ("ECT"), and Connecticut Valley was no longer subject to the New Hampshire Franchise Tax, but began to incur the New Hampshire Business Profits Tax. Pursuant to an NHPUC directive, in April 2001 Connecticut Valley filed tariff pages to reflect these tax changes in rates. The NHPUC suspended all tariff pages but the ECT. Subsequently NHPUC Staff and Connecticut Valley entered into a Stipulation that would make the Company whole while resulting in a zero overall rate change effective September 1, 2001. A hearing was held July 24, 2001 and the NHPUC is expected to issue an order approving the Stipulation.

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

     The ALJ's Initial Decision is subject to review and approval by the FERC. If the Company is unable to obtain approval by the FERC, and if Connecticut Valley is forced to terminate its relationship as a wholesale customer of the Company, it is possible that the Company would be required to recognize a pre-tax loss under this contract totaling approximately $44.7 million as of December 31, 2000. The Company would also be required to write-off approximately $1.4 million (pre-tax) in regulatory assets associated with its wholesale business as of June 30, 2001. If the Company obtains a FERC order authorizing the updated requested exit fee and notice of termination is given, Connecticut Valley will apply to the NHPUC to increase rates in order to pay the exit fee. The Company believes that the NHPUC must permit Connecticut Valley to include the cost of the exit fee in rates. However, if Connecticut Valley is unable to recover its costs in its rates, Connecticut Valley would be required to recognize the loss discussed above.

     An adverse resolution of the FERC and New Hampshire proceedings would have a material adverse effect on the Company's results of operations and cash flows. However, the Company cannot predict the ultimate outcome of this matter.

     In addition to its efforts before the FERC, Connecticut Valley continues to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC.

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

Note 5 - Environmental

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

Cleveland Avenue Property The Company's Cleveland Avenue property, located in the City of Rutland, Vermont, was a site where one of its predecessors operated a coal-gasification facility and later the Company sited various operations functions. Due to the presence of coal tar deposits and Polychlorinated Biphenyl ("PCB") contamination and uncertainties as to potential off-site migration of those contaminants, the Company conducted studies in the late 1980's and early 1990's to determine the magnitude and extent of the contamination. After completing its preliminary investigation, the Company engaged a consultant to assist in evaluating clean-up methodologies and provide cost estimates. Those studies indicated the cost to remediate the site would be approximately $5.0 million. This was charged to expense in the fourth quarter of 1992. Site investigation has continued over the last several years and the Company continues to work with the State of VT in a joint effort to develop a mutually acceptable solution.

Brattleboro Manufactured Gas Facility From the early to late 1940's, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company commissioned an environmental site assessment in late 1999 upon request by the State of New Hampshire. In April 2000, the Company presented the assessment findings to the States of New Hampshire and Vermont and the town of Brattleboro. The State of Vermont concluded that additional semi-annual site monitoring is necessary and that the Company must develop a corrective action plan. The Company will submit a corrective action plan in the third quarter of 2001, expects to receive State of Vermont approval of the corrective action plan in 2001 and will implement the plan thereafter. At this time the Company has not finalized an estimate of its potential liability at this site.

Dover, New Hampshire, Manufactured Gas Facility In late 1999, the Company was contacted by Public Service of New Hampshire ("PSNH") with respect to this site. PSNH alleges the Company is partially liable for remediation of this site. PSNH's allegation is premised on the fact that prior to PSNH's purchase of the facility, it was operated by Twin State Gas and Electric ("Twin State"). Twin State merged with the Company on the same day the facility was sold to PSNH. The Company proposed, and PSNH accepted, an agreement that calls for an environmental mediator to assist in a non-binding evaluation of the Company's liability. In December 2000, PSNH submitted a work plan to the State of New Hampshire for further investigation of this site. The Company agreed, with reservations, to participate on a limited basis in the development and completion of that work since the State of New Hampshire considers the Company, along with others, as potentially responsible parties at the site. The work plan received state review and approval will likely occur in the third quarter of 2001.

     A mediator on the issue of liability was chosen in April 2001 and the mediation concluded on July 18, 2001. Without admitting liability, both the Company and PSNH agreed to participate in the site remediation for those years Twin State was responsible. The cost of the remediation, the extent to which there are other potentially liable parties, and the amount of insurance recovery are yet to be determined. Phase II of the proposed mediation will occur in late October 2001 among all participating potentially responsible parties. At this time, the Company is unable to estimate its potential liability at this site.

     The Company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the Company to incur material remediation expenses, nor has the EPA or any other federal or state agency sought contribution from the Company for the study or remediation of any such sites.

     As of June 30, 2001, a reserve of $9.5 million exists which represents management's best estimate of the costs to remediate the sites discussed above.

Note 6 - Hydro Quebec Power Contract

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

     During January 1998, a significant ice storm affected parts of New York, New England and the Province of Quebec, Canada. This storm damaged major components of the Hydro-Quebec transmission system over which power is supplied to Vermont under the VJO Power Contract with Hydro-Quebec. This resulted in a 61-day interruption of a significant portion of scheduled contractual energy deliveries into Vermont. The ice storm's effect on Hydro-Quebec's transmission system caused the VJO to examine Hydro-Quebec's overall reliability and ability to deliver energy. On the basis of that examination, the VJO determined that Hydro-Quebec had been and remained unable to make available capacity with the degree of firmness required by the VJO Power Contract. That determination prompted the VJO to initiate an arbitration proceeding. In the arbitration, the VJO sought to terminate the contract, recover damages associated with Hydro-Quebec's failure to comply with the contract, and recover capacity payments made during the period of non-delivery. In September 1999 an initial two weeks of hearings were held dealing primarily with issues of contract interpretation. Additional hearings dealing with technical issues were held in the second and third quarters of 2000.

     On April 17, 2001, the Company received a decision in the arbitration proceeding relating to the failure by Hydro-Quebec to deliver power during the outage in 1998. The decision stated that the long-term power supply contract between Hydro-Quebec and the Vermont utilities remains in effect, that Hydro-Quebec is required to reimburse the Vermont utilities for capacity payments made during the outage for power not delivered and ordered a refund to the VJO, valued at up to approximately $20 million plus interest, which amount would be adjusted downward to reflect either actual deliveries by HQ in the first quarter of 1998 or an agreement by the parties.

     In accordance with a PSB Accounting Order, the Company has deferred legal, consulting and related costs associated with this arbitration of approximately $6.3 million at June 30, 2001. These deferred costs have been offset by incremental revenue of $3.8 million, resulting from the implementation of deseasonalized rates on July 1, 2000 through December 31, 2000, as directed by the PSB. As part of the Company's June 26, 2001 rate order by the DPS, the Company has agreed that all amounts collected based on the award issued by the arbitration panel, or any settlement agreement with Hydro-Quebec or any other party related to the Company's VJO contract power supply costs, shall be applied first to reduce the remaining balances of deferred costs related to the ice storm arbitration, with the remaining balance, if any, applied to reduce other regulatory asset accounts as specified by the DPS and approved by the PSB.

     On July 19, 2001, Hydro-Quebec and the VJO agreed to a final settlement of the arbitration issues. Under the settlement, the VJO will continue to receive power and energy from Hydro-Quebec under this contract through 2016. As part of the settlement, Hydro Quebec has made a $9 million payment to the VJO in July 2001, of which the Company's share was approximately $4.3 million (pre-tax) that will be recorded in the third quarter of 2001.

Note 7 - Segment Reporting

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

     The intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand-alone operating segment net income.

     Financial information by industry segment for the three and six months ended June 30, 2001 and 2000, is as follows (dollars in thousands):

					Reclassification
	CV	CVEC			and Consolidating
Three months ended June 30	VT	NH	Catamount	SmartEnergy	Other (1)	Entries	Consolidated

2001
Revenues from external customers	$ 68,644	$ 5,240	$ 78	$ 551	$ -	$ 631	$ 73,882
Intersegment revenues	2,749	-	-	-	-	2,749	-
Net income (loss)	207	13	170	(66)	2	-	326
Total assets	455,177	12,225	54,144	6,479	318	4,182	524,161
2000
Revenues from external customers	$ 69,232	$ 4,637	$ 125	$ 768	$ -	$ 895	$ 73,867
Intersegment revenues	3,322	-	-	-	-	3,322	-
Net income (loss)	44	(263)	40	450	3	-	274
Total assets	489,936	12,245	46,039	5,544	307	6,252	547,819

    Includes a segment below the quantitative threshold.

					Reclassification
	CV	CVEC			and Consolidating
Six months ended June 30	VT	NH	Catamount	SmartEnergy	Other (2)	Entries	Consolidated

2001
Revenues from external customers	$141,136	$10,781	$ 131	$ 1,042	$ -	$1,176	$151,914
Intersegment revenues	5,930	-	-	-	-	5,930	-
Net income (loss)	3,802	120	526	(229)	4	-	4,223
Total assets	455,177	12,225	54,144	6,479	318	4,182	524,161
2000
Revenues from external customers	$164,170	$ 9,649	$ 224	$ 1,656	$ -	$1,883	$173,816
Intersegment revenues	6,457	-	-	-	-	6,457	-
Net income (loss)	10,426	(154)	297	(2,341)	5	-	8,233
Total assets	489,936	12,245	46,039	5,544	307	6,252	547,819

  Includes a segment below the quantitative threshold.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements Statements contained in this report that are not historical fact (including Management's Discussion and Analysis of Financial Condition and Results of Operation) are forward looking statements intended to qualify for the safe-harbors from liability established by the Private Securities Reform Act of 1995. Statements made that are not historical facts are forward looking and, accordingly, involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. Actual results will depend, among other things, upon the actions of regulators, the outcome of litigation at the FERC involving the Company's regulated companies, the performance of the Vermont Yankee nuclear power plant, weather conditions, the performance of the Company's unregulated businesses, and the state of the economy in the areas served. The Company cannot predict the outcome of any of these matters.

Earnings Overview

     The Company recorded net income of $0.3 million, or a loss of $.01 per basic and diluted share of common stock, for the second quarter of 2001 compared to net income of $0.3 million, or a loss of $.01 per basic and diluted share of common stock, for the second quarter of 2000.

     During the second quarter of 2001, the Company's rate order approved by the PSB on June 26, 2001, permanently resolved the uncertainty over the future recovery of Hydro-Quebec contract costs putting an end to future Hydro-Quebec power cost disallowances. The rate order resulted in a one-time $5.3 million after-tax, or $.46 per share of common stock, write-off of certain regulatory assets, partially offset by a $1.7 million after-tax, or $.15 per share of common stock, favorable impact due to the elimination of under recovery of costs in the third quarter of 2001 related to the Hydro-Quebec power contract. Additionally, the Company recognized a one-time reversal of charges for estimated installed capability ("ICAP") deficiency charges in ISO-New England ("ISO-NE") of $1.5 million after-tax, or $.13 per share of common stock. Excluding these items, the Company had second quarter 2001 pro-forma net income of $2.4 million, or $.17 per basic and diluted share of common stock.

     A breakdown of the factors impacting second quarter 2001 earnings compared to second quarter 2000 earnings follows:

  the Company's June 26, 2001 rate order resulting in a one-time write-off of $5.3 million after-tax, or $.46 per share of common stock, of certain regulatory assets and the elimination of charges for the under recovery of costs related to the Hydro-Quebec power contract which resulted in a favorable $1.7 million after-tax impact, or $.15 per share of common stock, lower net power costs of $1.7 million after-tax, or $.15 per share of common stock, primarily resulting from a one-time reversal of accrued power costs of $1.5 million after-tax, for estimated ICAP deficiency charges in ISO-NE due to the resolution of a December 2000 FERC Order, higher utility revenues of $2.7 million after-tax, or $.23 per share of common stock, primarily resulting from higher average retail revenues in the second quarter of 2001 compared to the same period in 2000 as a result of a PSB Order which deseasonalized or equalized the Company's winter/summer rates beginning July 1, 2000, offset by lower utility revenues of $0.3 million after-tax, or $.02 per share of common stock, primarily resulting from a 2.2% (11,968mWh) decrease in retail mWh sales; and
  losses in the second quarter of 2001 at SmartEnergy Services, Inc. of $0.1 million after-tax, or $.01 per share of common stock, compared to earnings in the second quarter of 2000 of $0.5 million after-tax, or $.04 per share of common stock, primarily related to higher business development costs.

     For the first six months ended June 30, 2001 the Company had net income of $4.2 million, or $.29 per basic and diluted share of common stock, compared to net income of $8.2 million, or $.64 per basic and diluted share of common stock, for the first six months ended June 30, 2000. Excluding the second quarter 2001 nonrecurring items described above, the Company's pro-forma net income for the six months ended June 30, 2001 was $6.3 million, or $.47 per basic and diluted share of common stock, compared to net income of $8.2 million, or $.64 per basic and diluted share of common stock, for the first six months ended June 30, 2000.

     Lower first six months 2001 earnings compared to the same period last year resulted primarily from the following factors:

  the Company's June 26, 2001 rate order resulting in a one-time write-off of $5.3 million after-tax, or $.46 per share of common stock, of certain regulatory assets and the elimination of charges for the under recovery of costs related to the Hydro-Quebec power contract which resulted in a favorable $1.7 million after-tax impact, or $.15 per share of common stock, lower net power costs of $1.9 million after-tax, or $.16 per share of common stock, primarily resulting from a one-time reversal of accrued power costs of $1.5 million after-tax, for estimated ICAP deficiency charges in ISO-NE due to the resolution of a December 2000 FERC Order, lower utility revenues of $1.2 million after-tax, or $.10 per share of common stock, primarily resulting from lower average retail revenues in the first six months of 2001 compared to the same period in 2000 as a result of a PSB Order which deseasonalized or equalized the Company's winter/summer rates beginning July 1, 2000, offset by lower utility revenues of $0.9 million after-tax, or $.08 per share of common stock, primarily resulting from a 2.2% (25,591mWh) decrease in retail mWh sales, lower net losses in the first six months of 2001 at SmartEnergy Services, Inc. of $2.1 million after-tax, or $.18 per share of common stock, and higher operating and other costs of $2.2 million after-tax, or $.19 per share of common stock, primarily due to higher service restoration costs related to storm activity in the first quarter of 2001.

     Other factors affecting results for 2001 are described in the following Results of Operations.

Results of Operations

The major elements of the Consolidated Statement of Income are discussed below.

Operating revenues and megawatt-hour ("mWh") sales A summary of operating revenues and mWh sales for 2001 and 2000 is set forth below:

	Three Months Ended June 30
			Percentage			Percentage
	mWh Sales		Increase	Revenues (000's)		Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)
Residential	215,823	217,813	(.9)	$ 28,104	$26,538	5.9
Commercial	220,468	221,892	(.6)	26,207	24,349	7.6
Industrial	101,448	110,015	(7.8)	8,281	8,222.7
Other retail	1,586	1,573.8		444	446	(.4)
Total retail sales	539,325	551,293	(2.2)	$ 63,036	$59,555	5.8
Resale sales:
Firm	460	439	4.8	$ 36	$ 33	9.1
Entitlement	39,897	79,389	(49.7)	2,742	2,798	(2.0)
Alliance	0	89,000	(100.0)	0	3,398	(100.0)
Other	157,405	205,026	(23.2)	6,398	7,106	(10.0)
Total resale sales	197,762	373,854	(47.1)	9,176	13,335	(31.2)
Other revenues	-	-	-	1,670	977	70.9
Total	737,087	925,147	(20.3)	$ 73,882	$73,867	-

	Six Months Ended June 30
			Percentage			Percentage
	mWh Sales		Increase	Revenues (000's)		Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)
Residential	489,218	495,166	(1.2)	$ 62,474	$ 64,968	(3.8)
Commercial	452,813	452,491.1		52,561	52,356.4
Industrial	215,703	235,657	(8.5)	17,699	19,767	(10.5)
Other retail	3,128	3,139	(.4)	879	889	(1.0)
Total retail sales	1,160,862	1,186,453	(2.2)	$133,613	$137,980	(3.2)
Resale sales:
Firm	1,134	1,101	3.0	$ 74	$ 70	5.7
Entitlement	93,018	134,979	(31.1)	4,711	4,754	(.9)
Alliance	0	450,800	(100.0)	0	16,510	(100.0)
Other	238,832	361,936	(34.0)	10,210	11,606	(12.0)
Total resale sales	332,984	948,816	(64.9)	14,995	32,940	(54.5)
Other revenues	-	-	-	3,306	2,896	14.2
Total	1,493,846	2,135,269	(30.0)	$151,914	$173,816	(12.6)

     Retail mWh sales for the second quarter of 2001 decreased 2.2% compared to the second quarter of 2000, and related revenues increased $3.5 million, or 5.8% compared to last year. The retail revenue variance is attributable to a $4.5 million favorable price variance primarily due to the impact of deseasonalized rates, implemented in July 2000, and an unfavorable $1.0 million impact of lower mWh sales primarily from the industrial sector which is partially offset by fewer short term power purchases included in the table below.

     For the first half of 2001, retail mWh decreased 2.2% or 25,591 mWh compared to the first half of 2000, primarily from the industrial sector. Revenues decreased 3.2% or $4.4 million compared to 2000 due to an unfavorable price variance as a result of deseasonalized rates and an unfavorable volume variance. Partially offsetting this decrease are fewer short term power purchases of approximately $1 million which are included in the table below.

     Wholesale mWh sales for the second quarter of 2001 decreased 47.1%, and revenues decreased 31.2% compared to last year mostly due to the discontinuance of the company's alliance with Virginia Power, the conclusion of a long term contract which ended in late 2000, and the scheduled 2001 Vermont Yankee refueling outage. Alliance sales in 2000 were offset by short term purchases in 2000, which are included in the Net Purchased Power and Production Fuel Costs table below. Entitlement resale sales decreased 49.7% due to the scheduled 2001Vermont Yankee refueling outage. Other resale sales decreased 23.2% or 47,621 mWh and revenues decreased $0.7 million or 10.0%. These sales, made on a short term basis, include sales to ISO-NE and other utilities in New England.

     For the first half of 2001 wholesale mWh sales decreased 64.9% or 615,832 mWh as a result of the discontinuance of the company's alliance with Virginia Power, the conclusion of a long-term contract which ended in late 2000, and the scheduled 2001 Vermont Yankee refueling outage.

     Other revenues for the second quarter of 2001 are higher than the second quarter of 2000 mainly due to the 2000 provision for rate refund of $0.5 million, for Connecticut Valley that was recognized in 2000.

Net Purchased Power and Production Fuel Costs The net cost components of purchased power and production fuel costs for the three and six months ended June 30, 2001 and 2000 are as follows (dollars in thousands):

	Three Months Ended June 30

	2001		2000
	Units	Amount	Units	Amount
Purchased and produced:
Capacity (mW)	444	$ 19,131	404	$ 24,001
Energy (mWh)	686,058	15,793	835,209	20,431
Total purchased power costs		34,924		44,432
Production fuel (mWh) Total purchased power and production fuel costs	103,107	518 35,442	135,263	1,203 45,635

Less entitlement and other resale sales (mWh)	197,302	9,140	373,415	13,302

Net purchased power and production fuel costs		$ 26,302		$ 32,333

	Six Months Ended June 30

	2001		2000
	Units	Amount	Units	Amount
Purchased and produced:
Capacity (mW)	442	$41,516	432	$ 46,847
Energy (mWh)	1,428,685	32,858	1,989,504	51,161
Total purchased power costs		74,374		98,008
Production fuel (mWh) Total purchased power and production fuel costs	173,758	1,474 75,848	251,262	2,056 100,064

Less entitlement and other resale sales (mWh)	331,850	14,921	947,715	32,870

Net purchased power and production fuel costs		$60,927		$ 67,194

     Purchased and produced capacity (mW) decreased $4.9 million for the second quarter of 2001 versus last year, primarily due to the June 26, 2001 rate order which eliminated future disallowances for the under recovery of Hydro-Quebec power costs resulting in a $2.9 million reversal of the accrual for estimated under recovery of Hydro-Quebec costs in the second quarter of 2001, with no accrual for future under recovery of those costs in the third quarter of 2001. Additionally, the second quarter of 2001 included a $2.5 million one-time reversal of accrued power costs for estimated ICAP deficiency charges in ISO-NE due to resolution of a December 2000 FERC Order. Partially offsetting these decreases, were higher capacity purchases from the bilateral market.

     Purchased and produced energy (mWh) costs decreased $5.3 million for the second quarter of 2001 due to the discontinuance of the Company's alliance with Virginia Power, lower production from the Independent Power Producers, and a 2.2% decrease in retail sales compared to the second quarter of 2000.

     For the first six months ended June 30, 2001, net purchased power and production fuel costs decreased $6.3 million or 9.3% compared to the first six months ended June 30, 2000. The $6.3 million decrease is primarily related to lower capacity costs due to the June 26, 2001 rate order which eliminated future disallowances for the under recovery of Hydro-Quebec power costs resulting in a $2.9 million favorable impact from the reversal of the accrual for estimated under recovery of Hydro-Quebec costs in the second quarter of 2001, with no accrual for future under recovery of those costs in the third quarter of 2001 and the $2.5 million one-time reversal of accrued power costs for ICAP deficiency charges in ISO-NE due to resolution of a December 2000 FERC Order. Additionally energy costs decreased due to a 2.2% decrease in retail sales volume which resulted in approximately $1 million fewer short term purchases and the favorable impact of joint energy sale transactions with Hydro-Quebec under the Hydro-Quebec 9600 power contract which expired on June 30, 2001. Partially offsetting this decrease were short-term purchases at higher rates due to lower output from the Company's wholly and joint owned units and the 2001 scheduled Vermont Yankee refueling outage.

NUCLEAR MATTERS

The Company maintains a 1.7303% joint-ownership interest in Millstone Unit #3 and also owns a 31.3%, 2.0%, 2.0%, and 3.5% equity interest in Vermont Yankee, Maine Yankee, Connecticut Yankee and Yankee Atomic, respectively.

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

     Unit #3 began a scheduled nuclear refueling outage on February 3, 2001, which ended on March 31, 2001; 17 days beyond the scheduled outage. Pursuant to the terms of the July 27, 2000 settlement agreement with NU which resolved the Company's claims against NU relating to the extended 1996 outage of Unit #3, the Company received a payment of $0.3 million (pre-tax) from NU in July 2001 for the incremental energy costs associated with replacement power during the 17 day period beyond the scheduled outage. In addition, the settlement agreement limited the Company's obligation to pay NU for certain capital costs during the period in 2001 prior to the sale to DNC.

     Vermont Yankee The Vermont Yankee nuclear power plant, which provides more than one-third of the Company's power supply, began a scheduled refueling outage on April 27, 2001 and ended on May 20, 2001, which was 11 days shorter than budgeted. The previous refueling outage began on October 29, 1999 and the plant returned to service December 2, 1999. The next scheduled refueling outage is October of 2002.

     During 1999 and 2000 the Company and the other owners of Vermont Yankee accepted an initial bid and a revised bid for sale of the plant to AmerGen Energy Company ("AmerGen").

     On February 14, 2001, the PSB issued its Order Dismissing Petition in Docket No. 6300, the proceeding in which the Company, along with GMP, Vermont Yankee and AmerGen sought PSB approval of the sale of the Vermont Yankee nuclear plant to AmerGen. In this Order, the PSB determined that the proposed purchase price, as filed in November 2000, pursuant to a Memorandum of Understanding, did not reflect the fair market value of the plant and, therefore, the sale did not promote the general good of the State of Vermont. This ruling was consistent with the Company's position. The PSB dismissed the petition for approval in March 2001. The management of Vermont

Yankee subsequently concluded that selling the plant at auction would provide the greatest benefit to the owners and consumers. The investment banking firm of JP Morgan has been retained by Vermont Yankee as the exclusive financial advisor for the auction, which is currently in progress. Vermont Yankee expects to announce the results of the auction before the end of 2001. Such results will be subject to regulatory approvals.

     As a result of issues raised related to the cancelled AmerGen sale, Vermont Yankee has reached an agreement in principle with the Vermont Yankee Sponsors and their secondary power purchasers, the DPS, and the FERC staff that reduces the Vermont Yankee cost of service the sponsors and the secondary purchasers will expect to pay through 2012. The agreement in principle is reflected in billings to sponsors and secondary purchasers, effective July 2001 but is contingent upon FERC approval. The timing of the FERC approval is not known at this time.

     Maine Yankee On August 6, 1997, the Maine Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Maine Yankee for less than 5% of its required system capacity. The decommissioning effort continues per project plans. The original decommissioning contractor, Stone and Webster, has filed for bankruptcy. Maine Yankee claims against Stone and Webster are currently not resolved. The Company does not believe the impending bankruptcy will have a significant negative effect on the overall decommissioning effort, or its cost.

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

     Yankee Atomic In 1992, the Yankee Atomic nuclear power plant was retired from commercial operation. The Company relied on Yankee Atomic for less than 1.5% of its required system capacity. As of July 2000, Yankee Atomic had collected from its sponsors sufficient funds based on a current forecast, to complete the decommissioning effort and to recover all other FERC approved costs of service. Therefore, Yankee Atomic discontinued billings to its sponsors pending the need to increase or decrease the funds available for the completion of its financial obligations including decommissioning. Such a change would require a FERC review and approval. Yankee Atomic is successfully decommissioning the site per project plans.

     Maine Yankee, Connecticut Yankee and Yankee Atomic Decommissioning Costs Currently, costs billed to the Company by Maine Yankee, Connecticut Yankee and Yankee Atomic, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. The Company's share of remaining costs with respect to Maine Yankee and Connecticut Yankee's decisions to discontinue operation is estimated to be $10.7 million and $5.0 million, respectively, at June 30, 2001. These amounts are subject to ongoing review and revisions and are reflected in the accompanying Consolidated Balance Sheet both as regulatory assets and nuclear dismantling liabilities (current and non-current).

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

     On September 3, 1999, the PSB responded to the Company's petition by opening a formal investigation in Docket No. 6270 regarding these contracts. Shortly thereafter, Citizens Utilities, Hardwick Electric Department and the Burlington Electric Department notified the PSB that they were withdrawing from the petition but they will participate in the case as non-moving parties. In a separate action before the Chittenden County Superior Court brought by several IPP owners, GMP's full participation in this PSB proceeding was enjoined. That injunction was appealed to and affirmed by the Vermont Supreme Court. The Company, the other moving utilities and the DPS had requested that the PSB issue an order requiring GMP's full participation in the PSB proceeding. The PSB declined to rule on the request but retained authority to require GMP to provide specific information or to submit any other specific filing.

     On November 22, 2000, the IPPs filed dispositive motions in Docket No. 6270 urging the PSB to declare that it lacks jurisdiction to grant relief sought by the Company's Petition. On January 8, 2001, the Company and the other petitioning utilities filed responses to the IPP's motions supporting the PSB's exercise of jurisdiction, as called under the Petition. The DPS also made a filing in support of jurisdiction. On June 1, 2001, the PSB Hearing Officer issued a Proposal for Decision ("PFD") on the PSB's jurisdiction to consider the Petition. The PFD recommends that the PSB find that it has jurisdiction to consider the relief sought under the Petition but that the PSB may be precluded from issuing orders reducing the lengths of a Purchasing Agent contract or requiring buy-outs or buy-downs. Docket participants filed comments on the PFD. A decision from the PSB on the jurisdictional issues is expected at any time.

     The IPPs also filed a related proceeding in the Washington County Superior Court ("Superior Court") contending that the PSB rules pertaining to IPPs, which the utilities have relied upon, in part, in their petition before the PSB, contains a so-called "scrivener's error." By motion filed in the Superior Court in September 2000, the IPPs have sought summary judgement in this action. Simultaneously, the PSB has asked the Superior Court to dismiss the IPP's action. On November 17, 2000, the Company and the other Vermont municipal utilities participating in this action filed a response to the IPP's request urging the Superior Court to decline to exercise jurisdiction over the scrivener's error matter since doubt exists as to whether the IPP's have raised a justiciable controversy suitable for resolution by the Superior Court. On January 19, 2001, the Superior Court dismissed the IPP's action. By notice dated January 22, 2001, the IPP's appealed the Superior Court's dismissal to the Vermont Supreme Court. The IPPs also asked the Supreme Court to stay the proceeding before the PSB pending the outcome of their appeal. By order dated April 5, 2001, the Supreme Court denied their request for a stay. Docket participants have completed all briefing of the issues and a decision on the appeal to the Supreme Court is expected sometime within calendar year 2001.

     On March 15, 2001, the IPPs also filed a related complaint before the FERC ("Commission") requesting that the Commission issue an order preventing the Company and the other Vermont utilities from employing FERC Order 888 to require the IPPs, either directly or indirectly, to reserve transmission service and pay transmission charges in connection with their power sales. In principal part the IPPs argue that such reservations and related charges are prohibited under the regulations adopted by the State of Vermont to implement the Public Utilities Regulatory Policies Act of 1978. On April 4, 2001, the Company and the other Vermont utilities filed their response arguing that the IPP complaint should be dismissed on procedural grounds and opposing the IPPs allegations on the merits. By Order dated May 16, 2001, the Commission declined to grant the relief requested and instead found that the complaint was premature in light of the fact that the PSB has yet to rule on the disputed issues in the proceeding open before it.

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

Production and transmission expenses The decrease in other production and transmission expenses of approximately $1.5 million in the second quarter of 2001 and approximately $1.3 million in the first half of 2001 resulted primarily from lower power management expenses.

Maintenance expenses The increase in maintenance expenses of $1.2 million in the second quarter of 2001 and $3.0 million the first six months of 2001 is primarily due to higher service restoration costs.

Income taxes Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences. For the second quarter of 2001, these taxes increased as a result of an increase in pre-tax earnings and no material change in permanent differences for the period.

Other income and deductions Other income and deductions decreased for the second quarter and first six months of 2001. The decrease primarily resulted from the $9.0 million regulatory asset write-off as part of the June 26, 2001 rate order approved by the DPS and was partially offset by lower equity losses from non-utility subsidiary companies mostly related to SmartEnergy's equity in HSS.

Interest on long-term debt Interest on long-term debt decreased for the second quarter and first six months due to lower debt balances.

Liquidity and Capital Resources

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction programs. Net cash flow provided by operating activities generated $8.1 million and $34.3 million for the first six months ended June 30, 2001 and 2000, respectively.

     The Company ended the first six months of 2001 with cash and cash equivalents of $41.5 million, a decrease of $6.4 million from the beginning of the year. The decrease in cash for 2001 was the result of $8.1 million provided by operating activities, offset by $15.3 million used for investing activities and $0.8 million provided by financing activities.

     Operating Activities - Net income, depreciation, deferred income taxes and investment tax credits provided cash of $9.7 million. Approximately $1.6 million of cash was used for working capital and other operating activities.

     Investing Activities - Construction and plant expenditures used cash of approximately $7.1 million and Conservation and Load Management programs used $0.3 million, while $7.6 million was used for non-utility investments by the Company's subsidiaries and $0.3 million was required for other investing activities.

     Financing Activities - Dividends paid on common stock were $5.1 million, while preferred stock dividends were $0.8 million. Net long-term debt, primarily related to Catamount, provided $6.7 million of capital. In addition, a reduction in capital lease obligations required $0.5 million and sale of treasury stock provided $0.5 million.

     The Company has $16.9 million of letters of credit, which secure three series of Industrial Development Bonds, with expiration dates of May 31, 2002.

     Current credit ratings of the Company's securities by Standard & Poor's and Fitch, Inc. ("Fitch") remain as follows:

	Standard & Poor's (1)	Fitch (2)
Corporate Credit Rating	BBB-	N/A
First Mortgage Bonds	BBB+	BBB
Second Mortgage Bonds	BBB-	BBB-
Preferred Stock	BB	BB+

  Outlook: Stable
  Outlook: Stable

     On July 11, 2001, Fitch removed the Company from its "Rating Watch Negative" status because of the favorable resolution of the Company's rate order with the PSB. Fitch is currently assessing the impact of the rate order on the Company's current credit ratings.

     On July 17, 2001, Standard & Poor's removed the Company from "CreditWatch with negative implications" status in response to the PSB's recent rate order, which stabilized the Company's financial position. Standard & Poor's also affirmed its ratings of the Company, saying that its outlook on the Company is stable.

     Additional information regarding the Company's credit ratings is described in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Catamount has a revolving credit/term loan facility maturing November 2006 which provides for up to $25 million in revolving credit loans and letters of credit, of which $22.6 million of loans and letters of credit were outstanding at June 30, 2001. This facility has a security interest in Catamount's assets.

     In 1999, SmartEnergy Water Heating Services, Inc., a wholly owned subsidiary of SmartEnergy, secured a $1.5 million, seven-year term loan with Bank of New Hampshire which has an outstanding balance of $1.2 million at June 30, 2001. The interest rate is fixed at 9.50%.

     Financial obligations of the Company's subsidiaries are non-recourse to the Company. On April 25, 2001 the Company sought and in June 2001 the Company received unanimous approval from its First Mortgage Bondholders to enter into a 42d Supplemental Indenture to the Company's Mortgage dated October 1, 1929 (the "First Mortgage") to exclude its wholly owned non-regulated subsidiary, Catamount Resources Corporation ("CRC") and its subsidiaries (currently Catamount and SmartEnergy), from the term "subsidiary" under the Mortgage. The 42d Supplemental Indenture (amendment) eliminates the possibility of cross defaults under the First Mortgage occasioned by default on the indebtedness of CRC or its subsidiaries. Gauley River Power Partners, a 50%-owned affiliate of Catamount, which is developing a hydro electric project, experienced construction delays in the past which could have resulted in an opportunity for an event of default to be declared under the project's construction loan agreement. A project loan event of default could have, in turn, caused a default under Catamount's $25 million revolving credit agreement. Absent the amendment from the First Mortgage Bondholders, a Catamount default under its $25 million credit agreement, if any, could have caused a cross default to the Company's First Mortgage Bonds. The First Mortgage amendment will ensure that defaults at CRC or any of its majority-owned subsidiaries, including those due to any default at Catamount or Gauley River, would be limited to those subsidiaries and would not affect the Company's First Mortgage Bonds. The amendment imposes limitations on the level of the Company's future investment in non-regulated subsidiaries. Approval of the 42d Supplemental Indenture required the written consent of 66 2/3% of its outstanding First Mortgage Bonds.

     The Company and its subsidiaries' long-term debt arrangements contain financial and non-financial covenants. The Company and its subsidiaries are in compliance with all debt covenants related to its various debt agreements.

Hydro-Quebec Contract

     The Company is purchasing varying amounts of power from Hydro-Quebec under the VJO contract through 2016. Related contracts were negotiated between the Company and Hydro-Quebec which in effect alter the terms and conditions contained in the VJO contract, reducing the overall power requirements and cost of the original contract.

     See Note 6 to the Consolidated Financial Statements for information related to the Hydro-Quebec contract arbitration.

Diversification

     Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities. Catamount, a subsidiary of CRC, invests through its wholly owned subsidiaries in non-regulated energy generation projects in North America and Western Europe. Through its wholly owned subsidiaries, Catamount has interests in nine operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; Thuringen, Germany; Mecklenburg-Vorpommern, Germany and Fort Dunlop, England. In addition, Catamount has an interest in a project under construction in Summersville, West Virginia, which became operational in July 2001. In

November 1999, Catamount partnered with CIT Group, a major equipment finance company, and Dana Commercial Credit Corporation, the finance subsidiary of Dana Corporation to form Catamount Investment Company, LLC ("CIC"), which intends to invest in independent power projects in North America and Western Europe. CIC participated in the two German projects mentioned above. Dana Commercial Credit Corporation has subsequently suspended its part in CIC activity.

     Catamount has committed to a $2.1 million letter of credit as well as up to a $5.0 million security interest in its stock, to secure the payment of potential cost overruns at the Gauley River Power project. An arbitration proceeding has begun related to delay issues, liquidated damages of $2.9 million and cost overruns of $14.0 million involving a Catamount subsidiary, the turbine supplier and the contractor. These construction delays could cause a default under Catamount's $25 million revolving credit agreement. In June 2001, the Company received unanimous approval from its outstanding First Mortgage Bondholders to enter into a 42d Supplemental Indenture to the Company's Mortgage to exclude its wholly owned non-regulated subsidiary from the term "subsidiary" under the First Mortgage, eliminating a cross default risk. The Gauley River Power project which is currently operating, incurred a $0.6 million liquidated damage liability to its primary purchased power contract holder during July 2001, as a result of power production delays.

     Catamount's Fibrothetford equity investment has been reduced to zero as a result of losses incurred to date. As of June 30, 2001, losses are being applied to Catamount's note receivable balance. Catamount will also reserve against future interest income on the note receivable, which is expected to be approximately $1.3 million over the next twelve months, due to the uncertainty that it will be collected in the future. Fibrothetford is projecting a cash shortfall when the next senior debt principal payment is due September 30, 2001. Fibrowatt is negotiating an arrangement with the Non-Fossil Purchasing Agency to reduce that shortfall. Catamount's after-tax earnings were $0.2 million and $0.0 million for the second quarter of 2001 and 2000, respectively, and $0.6 million and $0.3 million for the first six months of 2001 and 2000, respectively.

     SmartEnergy, also a subsidiary of Catamount Resources Corporation, invests in unregulated energy and service related businesses. Overall, SmartEnergy incurred net income of $(0.1) million and $0.5 million for the second quarter of 2001 and 2000, respectively, and net losses of $0.2 million and $2.3 million for the first six months of 2001 and 2000, respectively. SmartEnergy also has a 26.3% ownership interest, on a fully diluted basis, in HSS, which is accounted for using the equity method. HSS establishes a network of affiliate contractors who perform home maintenance repair and improvements via membership. HSS began operations in 1999 and is subject to risks and challenges similar to a company in the early stage of development. HSS launched a Commercial Services division in 2001,which meets the maintenance, repair and installation needs of small businesses, building owners, and property managers. In May 2001, SmartEnergy entered into a convertible loan agreement with HSS and Jupiter Capital. Under the agreement, SmartEnergy loaned HSS $2.0 million, and Jupiter Capital loaned HSS $5.0 million which, along with current debt balances and accrued interest, will convert to equity at the time HSS issues additional equity securities of $10 million. SmartEnergy's share of HSS's pre-tax loss for the second quarter of 2001 and 2000 was zero and $3.7 million, respectively. As of June 30, 2001, SmartEnergy's net investment in HSS is $3.3 million. SmartEnergy Control Systems, which is a wholly owned subsidiary of SmartEnergy, is currently in arbitration with Westfalia-Surge, the exclusive distributor that markets and sells its SmartDrive Control product, concerning the Company's claim that Westfalia-Surge has not conducted itself in accordance with the exclusive distributorship agreement between the parties. The SmartDrive Control product has generated approximately 95% of the sales revenue of SmartEnergy Control Systems. SmartEnergy Control Systems' revenues represent approximately $0.6 million of the total SmartEnergy revenues of approximately $2.5 million, on an annual basis.

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

     See Note 3 to the Consolidated Financial Statements for information related to Vermont Retail Rates.

Proposed Formation of a Holding Company

     In order to further prepare the Company for deregulation, and to insulate the Company from the risks of its various regulated and unregulated subsidiaries, on July 24, 1998, the Company filed a petition with the PSB for permission to create a holding company that would have as subsidiaries the Company and non-utility subsidiaries, Catamount Energy and SmartEnergy, and their subsidiaries. The proposal has been revised to have Connecticut Valley Electric Company become a direct subsidiary of the holding company, rather than remain as a subsidiary of the Company. The Company believes that a holding company structure will reduce the Company's Vermont utility's cost of capital and thus will be beneficial to its ratepayers. It will also benefit any future transition to a deregulated electricity market in Vermont. The proposed holding company formation must also be approved by Federal regulators, including the Securities and Exchange Commission, the FERC, various States and the Company's shareholders. The Company has negotiated an agreement with the DPS regarding code of conduct and affiliate transaction rules to be utilized once a holding company structure is implemented.

     On May 7, 2001, as part of the settlement in the June 26, 2001 rate order, the Company and the DPS agreed to develop and file a schedule for the consideration of the holding company structure for the Company, and to submit an agreement supporting the approval of affiliate transaction rules and codes of conduct for a new holding company. The PSB recently approved the schedule for the holding company docket, which schedule anticipates a settlement filing, if any, in September and sets forth a schedule for litigation, if necessary, beginning in December. The Company and the DPS are currently engaged in settlement discussions, although the Company cannot predict whether a settlement will be reached or whether the PSB will ultimately approve the Company's holding company proposal.

ELECTRIC INDUSTRY RESTRUCTURING

     The electric utility industry is in a period of transition that may result in a shift away from rate making based on cost of service and return on equity to more market-based rates with energy sold to customers by competing retail energy service providers. Many states, including Vermont and New Hampshire, where the Company does business, are exploring new mechanisms to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system. Recent events, including those related to restructuring in California and uncertainties concerning the operations of the wholesale markets in New England, have resulted in the slowdown of the restructuring process in Vermont.

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

     On July 12, 2001 the FERC issued an order on the New England RTO proposal which found that the RTO proposed by the New England market participants would be insufficient in its proposed scope and regional configuration to effectively perform an RTO's required functions and to support competitive power markets. The FERC required that the participants in the proceedings involving the three proposed RTOs in the northeast, participate in mediation on forming a single Northeastern RTO. The FERC directed an Administrative Law Judge to mediate settlement discussions with the parties for a period of 45 days and file a report within 10 days after that 45-day period. The report is due on September 17, 2001.

     The Company will continue to negotiate with the New England transmission owners to develop an RTO, which meets the requirements of Order No. 2000.

     At this time, the Company has several options for joining an RTO, some of which do not require a transfer of assets. There can be no assurance as to the outcome of this matter, but FERC describes the RTO formation process as voluntary.

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

     As described in Note 1 of Notes to Consolidated Financial Statements, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont service territory and FERC regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $38 million on a pre-tax basis as of June 30, 2001. In the second quarter of 2001, the Company wrote off $9 million ($5.3 million after-tax) of its regulatory assets as part of the July 26, 2001 approved rate order. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

     SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of," as adopted by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of June 30, 2001 based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. Competitive influences or regulatory developments may impact this status in the future.

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

Items 2, 3, and 4.		None.
Item 5.	None.
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	List of Exhibits.
		10.84	Settlement Agreement effective date June 1, 2001 to which the Company is a party re: Vermont Yankee Nuclear Power Station.
	(b)	Item 5.	Other events, dated June 26, 2001 re: Approval of Memorandum of Understanding by the Vermont Public Service Board concerning the Company's pending rate case and recovery of cost associated with HQ.
Dated June 28, 2001 re: Implementation of the Company's Forty-Second Supplemental Indenture to its First Mortgage.
Dated July 19, 2001 re: Settlement agreement between the Vermont Joint Owners and Hydro-Quebec.

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

Dated August 10, 2001