Form 10-Q
period 2002-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2002-05-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2002 there were outstanding 11,644,517 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

Form 10-Q - 2002

Table Of Contents

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(Dollars in thousands, except per share amounts)

(Unaudited)
	Three Months Ended March 31
	2002	2001

Operating Revenues	$76,475	$78,032

Operating Expenses
Operation
Purchased power	37,614	39,449
Production and transmission	6,167	6,637
Other operation	10,676	11,436
Maintenance	3,919	4,626
Depreciation	4,315	4,250
Other taxes, principally property taxes	3,282	3,101
Taxes on income	3,343	2,407
Total operating expenses	69,316	71,906

Operating Income	7,159	6,126
Other Income and Deductions
Equity in earnings of affiliates	634	662
Allowance for equity funds during construction	31	17
Other (deductions) income, net	(5)	517
(Provision) benefit for income taxes	239	(167)
Total other income and deductions, net	899	1,029

Total Operating and Other Income	8,058	7,155

Interest Expense
Interest on long-term debt	3,126	3,209
Other interest	163	58
Allowance for borrowed funds during construction	(15)	(9)
Total interest expense, net	3,274	3,258

Net Income	4,784	3,897
Retained Earnings at Beginning of Period	69,170	78,423
Retained Earnings Before Dividends	73,954	82,320
Cash Dividend Declared
Preferred Stock	403	424
Common Stock	-	-
Total Dividends Declared	403	424
Other Adjustments	91	(11)
Retained Earnings at End of Period	$73,642	$81,885

Earnings Available For Common Stock	$ 4,381	$ 3,473

Average Shares of Common Stock Outstanding - Basic	11,622,118	11,530,896
Average Shares of Common Stock Outstanding - Diluted	11,838,093	11,530,896

Earnings Per Basic and Diluted Share of Common Stock - Basic	$.38	$.30
Earnings Per Basic and Diluted Share of Common Stock - Diluted	$.37	$.30

Dividends Paid Per Share of Common Stock	$.22	$.22

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	March 31	December 31
	2002	2001
Assets
Utility Plant, at original cost	$491,222	$490,137
Less accumulated depreciation	202,047	198,087
	289,175	292,050
Construction work-in-progress	16,953	15,727
Nuclear fuel, net	894	852
Net utility plant	307,022	308,629
Investments and Other Assets
Investments in affiliates, at equity	23,844	23,823
Non-utility investments	39,199	38,514
Non-utility property, less accumulated depreciation	2,326	2,401
Total investments and other assets	65,369	64,738
Current Assets
Cash and cash equivalents	51,956	45,491
Special deposits	8	7
Accounts receivable, less allowance for uncollectible accounts ($1,269 in 2002 and $2,071 in 2001)	20,770	21,951
Unbilled revenues	14,971	16,404
Materials and supplies, at average cost	4,163	4,167
Prepayments	2,024	3,676
Investments held for sale	11,029	11,029
Other current assets	5,685	5,408
Total current assets	110,606	108,133
Regulatory Assets	29,389	32,403
Other Deferred Charges	6,740	7,771
Total Assets	$519,126	$521,674

Capitalization and Liabilities
Capitalization
Common stock, $6 par value, authorized 19,000,000 shares; issued 11,785,848 shares; outstanding 11,635,877	$70,715	$70,715
Other paid-in capital	47,354	47,634
Accumulated other comprehensive income	(776)	(623)
Deferred compensation plans - employee stock ownership plans	(1,011)	(1,097)
Treasury stock (149,971 shares, and 175,165, respectively, at cost)	(1,982)	(2,285)
Retained Earnings	73,642	69,170
Total Common Stock Equity	187,942	183,514
Preferred and preference stock	8,054	8,054
Preferred stock with sinking fund requirements	14,000	15,000
Long-term debt	159,715	159,771
Capital lease obligations	12, 663	12,897
Total capitalization	382,374	379,236
Current Liabilities
Current portion of preferred stock	1,000	1,000
Current portion of long-term debt	7,225	7,225
Accounts payable	3,888	4,796
Accounts payable - affiliates	9,561	12,092
Accrued income taxes	3,341	74
Dividends declared	403	2,978
Nuclear decommissioning costs	2,133	2,298
Other current liabilities	18,944	19,739
Total current liabilities	46,495	50,202
Deferred Credits
Deferred income taxes	37,959	38,828
Deferred investment tax credits	5,560	5,658
Nuclear decommissioning costs	11,741	12,826
Other deferred credits	34,997	34,924
Total deferred credits	90,257	92,236
Commitments and Contingencies
Total Capitalization and Liabilities	$519,126	$521,674

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Three Months Ended March 31
	2002	2001
Cash Flows Provided (Used) By:
Operating Activities
Net income	$4,784	$3,897
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of affiliates	(634)	(662)
Dividends received from affiliates	483	659
Equity in earnings from non-utility investment	(2,567)	(1,521)
Distribution of earnings from non-utility investments	2,604	673
Depreciation	4,315	4,250
Amortization of capital leases	272	272
Deferred income taxes and investment tax credits	(890)	(1,071)
Net (deferral) and amortization of nuclear replacement energy and maintenance costs	1,428	161
Amortization of conservation and load management costs	554	1,342
Decrease in accounts receivable and unbilled revenues	2,600	4,849
Decrease in accounts payable	(3,348)	(4,003)
Increase in accrued income taxes	3,267	2,604
Change in other working capital items	533	(1,202)
Other, net	1,514	(173)
Net cash provided by operating activities	14,915	10,075

Investing Activities
Construction and plant expenditures	(3,255)	(3,465)
Conservation and load management expenditures	(50)	(219)
Return of capital	48	47
Non-utility investments	(1,000)	(5,611)
Other investments, net	12	53
Net cash used for investing activities	(4,245)	(9,195)

Financing Activities
Sale of common stock	106	484
Long-term debt, net	(56)	5,820
Retirement of preferred stock	(1,000)	-
Common and preferred dividends paid	(2,983)	(2,956)
Reduction in capital lease obligations	(272)	(272)
Other	-	138
Net cash (used) provided by financing activities	(4,205)	3,214

Net (Decrease) Increase In Cash and Cash Equivalents	6,465	4,094
Cash and Cash Equivalents at Beginning of Year	45,491	47,986
Cash and Cash Equivalents at End of Year	$51,956	$52,080
Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amounts capitalized)	$3,532	$3,424
Income taxes (net of refunds)	$ 47	$ 953
Non-cash Operating, Investing and Financing Activities
Stock award plans

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies, but considers each interim period as an integral part of an annual period.

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Reclassifications: The Company will record reclassifications to the financial statements of the prior year when considered necessary or to conform to current year presentation. In the fourth quarter of 2001, Catamount Energy Corporation recorded $11.0 million of non-utility investments as held-for-sale, which have been reclassified from non-utility investments to investments held-for-sale. Also see Note 3 of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K, for additional information.

Note 2 - Regulatory Assets

     Certain costs are deferred and amortized in accordance with authorized or expected ratemaking treatment. The major components of regulatory assets reflected in the Consolidated Balance Sheet are as follows (dollars in thousands):

	March 31	December 31
	2002	2001
Conservation and load management (a)	$ 4,393	$ 4,633
Restructuring costs	44	59
Nuclear refueling outage costs (a)	3,017	4,445
Income taxes (b)	6,692	6,770
Dismantling costs (c):
Maine Yankee nuclear power plant	9,600	10,612
Connecticut Yankee nuclear power plant	4,275	4,513
Unrecovered plant and regulatory study costs	1,259	1,310
Other regulatory assets	109	61
	$29,389	$32,403

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

     During regular nuclear refueling outages, in accordance with ratemaking treatment, the incremental costs attributable to replacement energy purchased from ISO-New England or other parties in New England, and maintenance costs, are deferred and amortized ratably to expense until the next regularly scheduled refueling outage.

During the first six months of 2001, Vermont Yankee and Millstone Unit #3 had scheduled refueling outages. The next scheduled refueling outages are October 2002 and September 2002 for Vermont Yankee and Millstone Unit #3, respectively.

Note 3 - Investments in Affiliates

     The Company accounts for its investments in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee") and Vermont Electric Power Company using the equity method. Summarized financial information is as follows (dollars in thousands):

Vermont Yankee Nuclear Power Corporation:
	Three Months Ended March 31
Earnings	2002	2001
Operating revenues	$38,731	$40,964
Operating income	$2,698	$3,458
Net income	$1,487	$1,550

Company's equity in net income	$509	$485

Vermont Electric Power Company:
	Three Months Ended March 31
Earnings	2002	2001
Transmission revenues	$6,484	$7,170
Operating income	$1,164	$740
Net income	$195	$243

Company's equity in net income	$83	$146

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

     On May 7, 2001, the Company and the DPS reached a rate case settlement that would end uncertainty over the future recovery of Hydro-Quebec contract costs, allow a 3.95 % rate increase, make the January 1, 1999 temporary rates permanent, permit a return on equity of 11% for the twelve months ending June 30, 2002 for the Vermont utility, and create new service quality standards. The Company also agreed to a 2001 second quarter $9.0 million one-time write-off ($5.3 million after-tax) of regulatory assets and a rate freeze through January 1, 2003.

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

     As part of the Company's June 26, 2001 rate order, the Company agreed that all amounts collected from the Hydro-Quebec Ice Storm settlement shall be applied first to reduce the remaining balance of deferred costs related to this arbitration with the remaining balance, if any, applied to reduce other regulatory asset accounts as specified by the DPS and approved by the PSB. On July 19, 2001, Hydro-Quebec and the VJO agreed to a final settlement of the arbitration issues. Under the settlement, the VJO will continue to receive power and energy from Hydro-Quebec under this contract through 2016. As part of the settlement, Hydro-Quebec made a $9.0 million payment to the VJO in July 2001, of which the Company's share was approximately $4.3 million. In the third quarter of 2001, the Company applied approximately $2.7 million to the remaining balance of the deferred costs related to the ice storm arbitration. On October 30, 2001, the Company filed a letter with the PSB summarizing its agreement with the DPS on application of the remaining $1.6 million of the Hydro-Quebec settlement to remaining regulatory assets, which agreement is subject to approval by the PSB. Currently, the remaining $1.6 million balance is included as a deferred credit on the Company's Consolidated Balance Sheet.

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

     The New Hampshire electric utilities will begin delivery of consistent, statewide energy efficiency programs by the middle of 2002. The NHPUC approved the design of common, core efficiency programs. By filing letter dated February 27, 2002, Connecticut Valley proposed implementation of several specific, non-core energy efficiency programs and recovery of costs for all the energy efficiency programs via an Interim 2002 - 2003 Conservation and Load Management Percentage Adjustment (C&LMPA) effective June 1, 2002 in accordance with NHPUC Order No. 23,850. Connecticut Valley had ceased providing such programs in 1997. The proposal would raise rates by an average 1.4-%. Negotiations have been ongoing and a hearing is scheduled for May 15, 2002.

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

     The ALJ's Initial Decision is subject to review and approval by the FERC. If the Company is unable to obtain approval by the FERC, and if Connecticut Valley is forced to terminate its relationship as a wholesale customer of the Company, it is possible that the Company would be required to recognize a pre-tax loss under this contract totaling approximately $32.9 million as of December 31, 2003. The Company would also be required to write-off approximately $0.8 million (pre-tax) of regulatory assets associated with its wholesale business as of December 31, 2003. If the Company obtains a FERC order authorizing the updated requested exit fee and notice of termination is given, Connecticut Valley will apply to the NHPUC to increase rates in order to pay the exit fee. The Company believes that the NHPUC must permit Connecticut Valley to raise rates to recover the cost of the exit fee. However, if Connecticut Valley is unable to recover its costs in rates, Connecticut Valley would be required to recognize the loss discussed above.

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

     In December 2000 and January 2001, Wheelabrator, the New Hampshire/Vermont Solid Waste District, and several Connecticut Valley residential customers filed with the NHPUC to intervene. The Office of Consumer Advocate and the NHPUC Staff are automatic parties. A Prehearing Conference was held before the NHPUC on January 4, 2001, at which time each party provided preliminary position statements with regard to the petition. In February and March 2001, the parties filed briefs on the legal issues and Wheelabrator filed a motion to dismiss. The Company cannot predict when the NHPUC will issue a decision on the legal issues.

     On March 29, 2002, the NHPUC issued an order denying Connecticut Valley's petition. The NHPUC further found that its original 1983 order did not authorize sales in excess of 3.6 MW and ordered that Connecticut Valley discontinue purchases in excess of that amount at preferential rates. Wheelabrator has been making sales at the long-term rates for up to 4.5 MW of capacity and related energy since it began operations in 1987. The NHPUC scheduled a status conference in mid May 2002 for the purpose of establishing a proceeding to determine whether Connecticut Valley, Wheelabrator or both parties were responsible for any of the alleged overcharges associated with the purchases in excess of 3.6 MW at the approved long-term rates.

     On April 29, 2002, Connecticut Valley, Wheelabrator, NHPUC Staff and the Office of Consumer Advocate submitted a Stipulation of Settlement with the NHPUC that requires Wheelabrator to make five annual payments of $150,000 and a sixth payment of $25,000, and Connecticut Valley to make six annual payments of $10,000, all of which will be credited to customer bills. The Stipulation of Settlement will not become effective unless and until it is approved by the NHPUC. The settlement does not otherwise change the terms of the existing contract between Connecticut Valley and Wheelabrator.

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

Brattleboro Manufactured Gas Facility From the early to late 1940s, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company commissioned an environmental site assessment in late 1999 upon request by the State of New Hampshire. In early 2001, the Company submitted a work plan to the State of New Hampshire to address their concerns and in October 2001 the Company received a Certificate of No Further Action from the State of New Hampshire; however, the State reserves the right to require additional investigation or remedial measures, if necessary. In the third quarter of 2001, the Company submitted a corrective action plan to the State of Vermont. On January 17, 2002, the Company received a letter from the Vermont Agency of Natural Resources notifying the Company that its corrective action plan for the site is approved. The Company is now implementing the corrective action plan, which includes provisions for periodic groundwater monitoring and institutional controls.

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

     In December 2000, PSNH submitted a work plan to the State of New Hampshire for further investigation of this site. The Company agreed, with reservations, to participate on a limited basis in the development and completion of the work plan since the State of New Hampshire considers the Company, along with others, as potentially responsible parties at the site. The Company, PSNH and Keyspan Energy hired a contractor, which completed the fieldwork in October 2001. A report will be published and submitted to the State of New Hampshire by June 2002. Shortly thereafter, the Company and others will begin evaluating remediation options for the site.

     Having previously agreed to non-binding mediation, a mediator on the issue of liability was chosen in April 2001 and the first phase of mediation, or "Phase I", concluded on July 18, 2001. Without admitting liability, both the Company and PSNH agreed to participate in the site remediation for those years that Twin State and PSNH were responsible. On October 30 and 31, 2001, the Company and PSNH met with others in a "Phase II" mediation process. The subject of the Phase II mediation was the liability of other potentially responsible parties at the site, in particular those that owned the property after Twin State and PSNH. The Phase II mediation process did not achieve the goal of a general agreement on liability between the participants. In the first quarter of 2002, Phase II negotiations continued but did not achieve the goal of a general agreement on liability between the participants.

     The Company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the Company to incur material remediation expenses, nor has the EPA or any other federal or state agency sought contribution from the Company for the study or remediation of any such sites.

     As of March 31, 2002, a reserve of $9.3 million has been established representing management's best estimate of the costs to remediate the sites discussed above.

Note 6 - Redeemable Preferred Stock

The 8.3% Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1.0 million per annum and, at its option, the Company may redeem at par an additional non-cumulative $1.0 million per annum. The Company paid the mandatory sinking fund payment in the amount of $1.0 million in the first quarter of 2002.

Note 7 - Segment Reporting

     The Company's reportable operating segments include Central Vermont Public Service Corporation ("CV"), which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont; Connecticut Valley Electric Company Inc. ("CVEC"), which distributes and sells electricity in parts of New Hampshire; Catamount Energy Corporation ("Catamount"), which has investments in non-regulated, energy-supply projects in the United States and Western Europe; and Eversant Corporation ("Eversant"), which pursues retail alliances to market energy and related products and services, engages in the sale of or rental of electric water heaters to customers in Vermont and New Hampshire and as of March 31, 2002, had a 12.6% ownership interest, on a fully diluted basis, in the Home Services Store ("HSS"), operating nationwide.  The Company has decided to discontinue Eversant's efforts to pursue non-regulated business opportunities. CVEC, while managed on an integrated basis with CV, is presented separately because of its separate and distinct regulatory jurisdiction. Other operating segments include a segment below the quantitative threshold for separate disclosure. This operating segment is

C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business. Information for 2001 has been restated to include equity income.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues include sales of purchased power to CVEC and revenues for support services to CVEC, Catamount and Eversant.

     The intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand-alone operating segment net income. Financial information by industry segment for the three months ended March 31, 2002 and 2001 is as follows (dollars in thousands):
					Reclassification
	CV	CVEC			and Consolidating
	VT	NH	Catamount	Eversant	Other (1)	Entries	Consolidated
2002
Revenues from external customers	$ 71,713	$ 4,766	$ 241	$ 424	-	$ 669	$ 76,475
Intersegment revenues	2,525	-	-	-	-	2,525	-
Equity income - utility affiliates	634	-	-	-	-	-	634
Equity income - non-utility affiliates	-	-	2,567	-	-	2,567	-
Net income (loss)	4,874	71	452	(614)	$ 1	-	4,784
Total assets	448,000	11,897	58,359	4,383	322	3,835	519,126

2001
Revenues from external customers	$ 72,492	$ 5,541	$ 53	$ 491	-	$ 545	$ 78,032
Intersegment revenues	3,181	-	-	-	-	3,181	-
Equity income - utility affiliates	662	-	-	-	-	-	662
Equity income - non-utility affiliates	-	-	1,521	-	-	1,521	-
Net income (loss)	3,596	106	356	(163)	$ 2	-	3,897
Total assets	479,515	12,262	53,981	6,153	316	4,795	547,432

(1)     Includes a segment below the quantitative threshold.

Note 8 - Recent Accounting Pronouncements

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

     The Company has one long-term purchase power contract that allows the seller to purchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3). This contract has been determined to be a derivative under SFAS No. 133. On April 11, 2001, the PSB approved an Accounting Order that allows the fair valuation adjustment of this contract to be deferred on the balance sheet as either a deferred asset or liability. At March 31, 2002, this derivative had an estimated fair market value of approximately a $1.0 million unrealized loss, which is included in Other deferred credits on the Consolidated Balance Sheet along with an offsetting deferred asset which is included in Other deferred charges.

Goodwill and Other Intangible Assets: In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes a new accounting standard for the treatment of goodwill. The new standard continues to require recognition of goodwill as an asset in a business combination but does not permit amortization as is done under current accounting standards. Effective January 1, 2002, SFAS No. 142 requires that goodwill be separately tested for impairment using a fair-value based approach as opposed to the undiscounted cash flow approach used under current accounting standards. If goodwill is found to be impaired, the Company would be required to record a non-cash charge against income, which would be recorded as a cumulative effect of a change in accounting principle. The impairment charge would be equal to the amount by which the carrying amount of the goodwill exceeds its estimated fair value. The Company has no goodwill related to its regulated businesses, however, Catamount has net intangible assets of approximately $2.0 million related to four of its investments. There was no material financial statement impact resulting from the Company's implementation of SFAS No. 142 in the first quarter of 2002.

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

Impairment or Disposal of Long-Lived Assets: In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supercedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business). SFAS No. 144 is effective beginning January 1, 2002 and, generally, is to be applied prospectively. The Company adopted SFAS No. 144 in the first quarter of 2002, and there was no material impact on its financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, current reports on Form 8-K dated March 4, 2002, and March 22, 2002, and the 2001 Form 10-K.

Forward-Looking Statements Statements contained in this report that are not historical fact (including Management's Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements intended to qualify for the safe-harbors from liability established by the Private Securities Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Actual results will depend, among other things, upon the actions of regulators, the outcome of litigation at the Federal Energy Regulatory Commission ("FERC") involving the Company's regulated companies, the performance of the Vermont Yankee nuclear power plant ("Vermont Yankee"), weather conditions, the performance of the Company's non-regulated businesses and the state of the economy in the areas served. The Company cannot predict the outcome of any of these matters.

Critical Accounting Policies

     Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 in the Company's 2001 Form 10-K to the Consolidated Financial Statements is a summary of the significant accounting policies used in the preparation of the Company's financial statements. The following is a discussion of the most critical accounting policies used by the Company.

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

Valuation of Long-Lived Assets The Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of, including its investments in nuclear generating companies, its unregulated investments, and its interests in jointly owned generating facilities, when events and circumstances warrant such a review. The carrying value of such assets is considered impaired when the anticipated undiscounted cash flow from such an asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Based on Management's review, certain of Catamount's investments were impaired at December 31, 2001. See Diversification below for further discussion.

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

Earnings Overview

     The Company reported net income of $4.8 million, or $.38 per basic and $.37 per diluted share of common stock, for the first quarter of 2002 compared to net income of $3.9 million, or $.30 per basic and diluted share of common stock, for the first quarter of 2001. Higher first quarter 2002 earnings compared to the same period in 2001 resulted from the following factors:

          higher retail sales revenue of $0.6 million after-tax, or $.05 per share of common stock, primarily resulting from higher average retail rates due to the June 26, 2001 rate order which allowed for a 3.95% increase in retail rates beginning July 1, 2001, offset by a 1.3% (8,029 mWh) decrease in retail mWh sales related to milder weather in 2002;

          higher net power costs of $0.1 million after-tax, or $.01 per share of common stock, resulting from lower short-term market prices in ISO-New England for resale sales;

          lower operating and other costs of $0.9 million after-tax, or $.08 per share of common stock, related to lower storm restoration costs compared to the first quarter of 2001 and lower costs associated with CV's share of
          Millstone Unit 3; and

          higher losses at Eversant Corporation of $0.4 million after-tax, or $.04 per share of common stock, primarily related to the Company's decision to discontinue Eversant's efforts to pursue non-regulated business opportunities.

     Other factors affecting results for the first quarter of 2002 are described in the following Results of Operations.

Results of Operations

The major elements of the Consolidated Statement of Income are discussed below.

Operating revenues and megawatt-hour ("mWh") sales A summary for 2002 and 2001 follows:
Three Months Ended March 31
			Percentage			Percentage
	mWh Sales		Increase	Revenues (000's)		Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)
Residential	265,287	273,396	(3.0)	$34,337	$34,370	(0.1)
Commercial	228,912	232,346	(1.5)	26,909	26,353	2.1
Industrial	117,780	114,254	3.1	9,910	9,419	5.2
Other retail	1,530	1,542	(0.8)	437	436	0.2
Total retail sales	613,509	621,538	(1.3)	71,593	70,578	1.4
Resale sales:
Firm	558	674	17.3	33	38	(13.1)
Entitlement	-	53,121	(100.0)	-	1,969	(100.0)
Other	121,272	81,427	49.0	3,364	3,812	(11.8)
Total resale sales	121,830	135,222	(9.9)	3,397	5,819	(41.6)
Other revenues	-	-		1,485	1,635
Total	735,339	756,760	(2.8)	$76,475	$78,032	(2.0)

     Retail sales revenue increased $1.0 million, or 1.4%, for the first quarter of 2002 compared to the first quarter of 2001, while retail mWh sales decreased 1.3% over the same period. The increase in retail sales revenue resulted from the 3.95% retail rate increase, which became effective July 1, 2001, and the decrease in retail mWh is primarily related to milder weather in the first quarter of 2002 compared to the same period in 2001.

     Entitlement sales in 2001 were related to a five-year power contract in which the Company sold approximately 15% of its share of Vermont Yankee output at full cost; that contract ended in October 2001. The additional output that the Company receives from Vermont Yankee due to the discontinuance of this contract is either used to support its own-load needs or sold in the short-term market mostly to ISO-New England.

     Other resale sales increased 49% for the first quarter of 2002 compared to the first quarter of 2001, due to the end of both the Vermont Yankee entitlement sale and certain Hydro-Quebec purchases described below. However, other resale sales revenue decreased $0.4 million due to significantly lower short-term market rates in ISO-New England.

Net Purchased Power and Production Fuel The net cost components of purchased power and production fuel costs for the three months ended March 31, 2002 and 2002 are as follows (dollars in thousands):

	2002		2001
	Units	Amount	Units	Amount
Purchased and produced:
Capacity (mW)	450	$21,893	439	$22,384
Energy (mWh)	691,409	15,721	742,627	17,065
Total purchased power costs		37,614		39,449
Production fuel (mWh) Total purchased power and production fuel costs	98,211	571 38,185	70,651	956 40,405
Less entitlement and other resale sales (mWh)	121,272	3,364	134,548	5,781
Net purchased power and production fuel costs		$34,821		$34,624

     For the first quarter of 2002, purchased capacity decreased $0.5 million compared to 2001 due to lower priced capability (ICAP) purchases, a reduction in payments to Hydro-Quebec, and lower Vermont Yankee costs, partially offset by higher volume ICAP purchases.

     Energy purchases for the first quarter of 2002 decreased $1.3 million primarily due to certain purchases made in 2001 but not in 2002, including Hydro-Quebec 9600, a contract in which the Company purchased power from Hydro-Quebec and resold the power in ISO-New England, and the Hydro-Quebec Firm Energy Contract, which expired in 2001. Offsetting these were increased purchases from the Independent Power Producers due to higher volume. Additionally, Vermont Yankee mWh purchases increased due to an increase in the Company's entitlement share, which began in March 2002, while its energy costs decreased slightly due to a reduction in the fuel rate.

     Production fuel costs decreased $0.4 million compared to 2001 primarily due to fewer purchases from the Wyman and McNeil generating stations in 2002. In 2001, the Company purchased more from those generating stations, as a result of the first quarter 2001 Millstone Unit #3 scheduled refueling outage.

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in Unit #3 of the Millstone Nuclear Power Station and owns a 2%, 2% and 3.5% equity interest in Connecticut Yankee, Maine Yankee and Yankee Atomic, respectively. In the first quarter of 2002, the Company's ownership percentage of Vermont Yankee changed from 31.3% to 33.23% related to the repurchase of shares held by minority owners of the plant, which is explained in more detail below.

Millstone Unit #3

     On March 31, 2001, the sale of Millstone Unit #3 to Dominion Nuclear Connecticut ("DNC"), a subsidiary of Dominion Resources, Inc., became final. Millstone Unit #3 continues to be a jointly owned plant, and the Company is one of two minority owners, however the total DNC share is 93.4707%.

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

     On August 15, 2001, Vermont Yankee announced that a sales agreement had been reached with Entergy Corporation ("Entergy") for $180 million, representing $145 million for the plant and related assets and $35 million for nuclear fuel. Entergy will also assume decommissioning liability for the plant and its decommissioning trust fund. The agreement includes a purchase power contract with prices that generally range from 3.9 cents to 4.5 cents per kilowatt-hour subject to a "low-market adjuster" that protects the current Vermont Yankee owner-utilities, including the Company and its power consumers, in the event power market prices drop significantly. On September 27, 2001, the Company filed testimony with the PSB in support of the sale. In an order entered October 26, 2001, the PSB granted intervention to several parties that the Company did not oppose, and established a schedule that provided for discovery, hearings and final briefing by April 29, 2002. Certain of the intervenors were secondary purchasers of Vermont Yankee power, which were seeking adjustments in their power purchase contracts, and stockholders of Vermont Yankee, which were asserting dissenters' rights. On January 16, 2002, Vermont Yankee announced that it had reached an agreement with the secondary purchasers and had repurchased back the shares held by the minority stockholders; these parties have requested to withdraw from the PSB proceeding.

     Following hearings on February 4 - 8 and 14 - 15, 2002, the Company, Green Mountain Power ("GMP"), Vermont Yankee and Entergy filed rebuttal testimony. On March 6, 2002, the Company, GMP, Vermont Yankee, Entergy and the Department of Public Service filed a joint Memorandum of Understanding (MOU) that resolved all issues raised by the DPS earlier in the proceeding and in which the MOU parties recommend approval of the sale in accordance with the terms of the MOU. The intervenors did not join in the MOU. During April 2002, the Board held hearings on the rebuttal testimony of all parties as well as the MOU.

     Initial Briefs were filed by all parties on May 7, 2002, with Reply Briefs being filed on May 14, 2002. The revised schedule anticipates a Board order in June 2002, to allow for a closing, if the transaction is approved, by July 31, 2002, which is the last day for closing provided in the Purchase and Sale Agreement between Entergy and Vermont Yankee. While the Company believes the sale is in the best interest of the state and of the Company's ratepayers, the Company cannot predict whether the sale will be approved by the Board.

     The sale is also subject to other regulatory approvals including the Nuclear Regulatory Commission and the Securities and Exchange Commission.

     The Vermont Yankee plant currently has several fuel assemblies containing potentially defective fuel rods. These, and any other affected fuel assemblies, are expected to be replaced during a 10- to 14-day outage in May 2002. The costs associated with this outage may be material and the current estimated range is from $3.0 million to $6.8 million for the Company's share of incremental costs. Actual costs could differ from this estimate by a material amount based on the duration of the outage, the extent of necessary repairs and the purchase price of replacement power during the outage period. The Company intends to request an Accounting Order from the PSB to defer these incremental costs for inclusion in rates at the next retail rate case.

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

Maine Yankee, Connecticut Yankee and Yankee Atomic Decommissioning Costs

     Currently, costs billed to the Company by Maine Yankee and Connecticut Yankee, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. As of December 31, 2000, the Company completed its obligation for decommissioning costs based on current estimates related to Yankee Atomic. The Company's share of remaining costs with respect to Maine Yankee and Connecticut Yankee's decisions to discontinue operation were estimated to be $9.6 million and $4.3 million, respectively, at March 31, 2002. These amounts are subject to ongoing review and revisions and are reflected in the accompanying Consolidated Balance Sheet both as regulatory assets and nuclear dismantling liabilities (current and non-current).

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

     The Company is responsible for paying its entitlement percentage of decommissioning costs for Vermont Yankee, Connecticut Yankee, Maine Yankee and Yankee Atomic, as well as its joint-ownership percentage of decommissioning costs for Millstone Unit #3. The staff of the Securities and Exchange Commission has questioned certain current accounting practices of the electric utility industry, including the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board ("FASB") issued a new accounting pronouncement related to asset retirement obligations that includes decommissioning of nuclear power plants. See discussion of Recent Accounting Pronouncements above.

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

     On November 22, 2000, the IPPs filed dispositive motions in Docket No. 6270, urging the PSB to declare that it lacks jurisdiction to grant relief sought by the Company's Petition. On September 18, 2001, the PSB issued an Order regarding jurisdiction finding that it has jurisdiction to consider the relief sought under the Petition but that it is precluded from issuing orders reducing the lengths of a Purchasing Agent contract or requiring buy-outs or buy-downs.

     The IPPs also filed a related proceeding in the Washington County Superior Court contending that the PSB rules pertaining to IPPs, which the utilities have relied upon, in part, in their Petition before the PSB, contains a so-called "scrivener's error." By motion filed in the Superior Court in September 2000, the IPPs sought summary judgement in this action. On January 19, 2001, the Washington County Superior Court dismissed the IPPs' action, which the IPPs appealed to the Vermont Supreme Court. The IPPs also asked the Vermont Supreme Court to stay the proceeding before the PSB pending the outcome of their appeal. By order dated April 5, 2001, the Vermont Supreme Court denied the IPPs' request for a stay. By Order dated April 22, 2002, the Vermont Supreme Court denied the IPP's appeal. By Motion of May 3, 2002, the IPPs have sought re-argument before the Vermont Supreme Court in this matter.

     The Company participated in various legal proceedings and regulatory filings related to the Docket throughout 2002 and 2001. In September 2001, the Petitioners and the IPPs agreed to enter into a settlement discussion and on September 28, 2001 filed a Stipulation for Stay requesting that further proceedings in the Docket be stayed to provide the parties an opportunity to engage in settlement negotiations. On October 18, 2001, the PSB Hearing Officer issued an order granting the Stipulation for Stay.

     After several extensions, on January 28, 2002, the Petitioners and the IPPs filed a Memorandum of Understanding with the PSB which, if approved, establishes a comprehensive settlement to the issues in Docket No. 6270. The Memorandum of Understanding would provide:

1.    power cost reductions nominally worth approximately $11.0 million to $14.0 million over ten years;
2.    the agreement of the IPPs to support efforts before the Vermont General Assembly and the PSB to authorize securitization and to negotiate for the buy-out and buy-down of the IPP contracts with the goal of achieving additional power cost savings; and
3.    a global resolution of various related issues.

     At this time, proceedings are continuing in PSB Docket No. 6270 to consider the Memorandum of Understanding. Technical Hearings were held before the PSB's Hearing Officer on May 1 and 2, 2002. At the hearings, certain of the non-petitioning Vermont utilities and the DPS argued that all Vermont electric utility customers should be permitted to share in the benefits arising under the Memorandum of Understanding. Subject to this and other conditions, the DPS argued that the Memorandum of Understanding should be approved. A decision is expected in 2002.

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

     In August 2000, talks broke down, and the VNRC called publicly for removal of the dam. The Company has initiated broader discussions with VNRC, Trout Unlimited, the Vermont Agency of Natural Resources and other parties, related to the economic, reliability and environmental issues that Peterson's removal would create. Negotiations between the parties are continuing.

Other operation expenses The decrease of approximately $0.8 million for the first quarter of 2002 versus 2001 resulted primarily from decreased conservation and load management costs in 2002, as a result of the Vermont Energy Efficiency Utility.

Maintenance expenses The $0.7 million decrease in maintenance expense in the first quarter of 2002 compared to 2001 is primarily due to lower storm restoration costs compared to the first quarter of 2001 and lower costs associated with the Company's share of Millstone Unit #3.

Income taxes Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences. Income taxes increased in the first quarter of 2002 compared to 2001 due to an increase in pre-tax earnings and no material change in permanent differences for the period.

Other income and deductions Other income and deductions decreased $0.1 million for the first quarter of 2002 compared to 2001 mostly due to the Company's decision to discontinue Eversant's efforts to pursue non-regulated business opportunities.

Other interest expense The $0.1 million decrease in Other interest expense in the first quarter of 2002 compared to 2001 resulted from lower interest amortization costs in the first quarter of 2002.

Other adjustments The $0.1 million increase in Other Adjustments in the first quarter of 2002 compared to 2001 resulted from an adjustment to retained earnings related to stock option exercises.

Liquidity and Capital Resources

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction programs. The Company's capital expenditure projections for the years 2002 through 2006 total approximately $ 90.3 million; these projections are revised from time-to-time to reflect changes in conditions. Net cash flow provided by operating activities generated $14.9 million and $10.1 million of cash for the three months ended March 31, 2002 and 2001, respectively.

     The Company ended the first three months of 2002 with cash and cash equivalents of $52.0 million, an increase of $6.5 million from the beginning of the year. The increase in cash for 2002 was the result of $14.9 million provided by operating activities, offset by $4.2 million used for investing activities and $4.2 million used for financing activities.

     Operating Activities Net income and depreciation, deferred income taxes and investment tax credits provided cash of $8.2 million. Approximately $6.7 million of cash was provided by working capital and other operating activities.

     Investing Activities Construction and plant expenditures used cash of approximately $3.2 million and $1.0 million was used for non-utility investments, related to Catamount's investment in Gauley River Power Partners, L.P. ("Gauley River").

     Financing Activities Dividends paid on common stock were $2.6 million, while preferred stock dividends were $0.4 million. The retirement of preferred stock required $1.0 million and the pay down of capital lease obligations required $0.3 million. The sale of common stock from the Company's Treasury shares provided $0.1 million.

Utility

     The 8.3% Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1.0 million per annum and, at its option, the Company may redeem at par an additional non-cumulative $1.0 million per annum. The Company paid the mandatory sinking fund payment in the amount of $1.0 million in the first quarter of 2002.

     The Company has an aggregate of $16.9 million of letters of credit that support three series of Industry Development/Pollution Control Bonds. Two letters of credit totaling $11.1 million expire on August 31, 2003. The Company is in the process of extending the third letter of credit, which currently expires on August 31, 2002. These letters of credit are secured by a first mortgage lien on the same collateral supporting the Company's first mortgage bonds.

     The Company's long-term debt arrangements contain financial and non-financial covenants. At March 31, 2002, the Company was in compliance with all debt covenants related to its various debt agreements.  Substantially all Vermont utility property and plant is subject to liens under the First and Second Mortgage Bonds.

Non-Utility

     In 1998, Catamount replaced its $8.0 million credit facility with a $25.0 million revolving credit/term loan facility, maturing November 2006, which provides for up to $25.0 million in revolving credit loans and letters of credit, of which $21.3 million was outstanding at March 31, 2002. The interest rate is variable, prime-based. Catamount's assets secure the facility. Based on total outstanding debt of $21.5 million at March 31, 2002, the aggregate amount of Catamount's long-term debt maturities are $3.4 million, $3.2 million, $4.2 million, $5.0 million and $5.7 million for the years 2002 through 2006, respectively. Catamount's long-term debt contains financial and non-financial covenants. At March 31, 2002, Catamount was in compliance with all covenants under the revolver except that Catamount was not in compliance with the projected minimum coverage ratio. The Lender has not declared Catamount in default since the noncompliance is due to the timing of the sale or refinancing of certain Catamount equity investments anticipated to close prior to the end of 2002. Management expects to be in compliance with the projected minimum coverage ratio following the sale or refinancing of these investments.

     In 1999, SmartEnergy Water Heating Services, Inc. ("SEWHS"), a wholly owned subsidiary of Eversant, secured a $1.5 million, seven-year term loan with Bank of New Hampshire with an outstanding balance of $1.1 million at March 31, 2002. The interest rate is fixed at 9.5% per annum. Based on outstanding debt at March 31, 2002, the aggregate amount of SEWHS's long-term debt maturities are $0.2 million, $0.2 million, $0.2 million, $0.3 million and $0.2 million for the years 2002 through 2006, respectively. SEWHS's long-term debt contains financial and non-financial covenants. At March 31, 2002, SEWHS was in compliance with all debt covenants related to its various debt agreements.

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

     Catamount has projects under development in the United States and Western Europe. In June 2001, Catamount established Catamount Development GmbH, a German corporate entity, 100% owned by Catamount Heartlands Corp., a wholly owned subsidiary of Catamount. The company was formed to hold Catamount's interests in German "greenfield" development projects or projects that would be purchased by Catamount in mid- to late-stage development. In February 2002, Catamount entered into a joint venture agreement with North American Renewables Corp., a subsidiary of Group EHN-Iberdrola, named New England Windpower. The purpose of the joint venture is to develop, own and operate wind projects in New England. Additionally, in February 2002, Catamount entered into a joint development agreement with force9energy Ltd. of England to develop wind projects in England, Scotland and Wales.

     At December 31, 2001, Gauley River was classified as held-for-sale and the project interests were actively marketed for sale. In the fourth quarter, in accordance with SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), Catamount recorded an after-tax impairment charge to earnings of $1.4 million associated with its interests in Gauley River. The impairment was based on bids received from third parties, less estimated costs to sell. In late December 2001, Catamount issued requests for bids to several parties interested in Gauley River and, in February 2002, entered into an exclusive agreement for the sale of the project. The final $1.0 million payment pursuant to the settlement agreement with Black & Veatch Construction, Inc. for cost overruns associated with the construction of Summersville Hydroelectric Power Station, owned by Gauley River, was made on March 31, 2002.

     Although Catamount has a controlling interest in Gauley River, this investment has not been consolidated in the accompanying financial statements since it is Management's intend to sell this project and therefore control is considered temporary. For equity accounting purposes, the Gauley River investment is treated as 100% ownership.

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

     Catamount's after-tax earnings were $0.5 million and $0.4 million for the first quarter of 2002 and 2001, respectively.

     Eversant, also a subsidiary of Catamount Resources Corporation, invests in unregulated energy and service-related businesses. Eversant had a 12.6% ownership interest, on a fully diluted basis, in HSS as of March 31, 2002. HSS establishes a network of affiliate contractors who perform home maintenance repair and improvements via membership. HSS began operations in 1999 and is subject to risks and challenges similar to a company in the early stage of development. HSS launched a Commercial Services division in 2001, which meets the needs of small businesses, building owners and property managers. In May 2001, Eversant entered into a convertible loan agreement with HSS and Jupiter Capital ("Jupiter"). Under the agreement, Eversant loaned HSS $2.0 million and Jupiter loaned HSS $5.0 million, which, along with current debt balances and accrued interest, was converted to preferred securities when HSS received an additional cash investment from Jupiter in August 2001. In September 2001, Eversant recorded a $1.2 million after-tax write-down of its investment in HSS to fair market value. Eversant has previously recorded losses of $9.0 million related to its investment in HSS. At year end, Jupiter committed, based upon continued satisfactory operating progress, to provide an additional $5.0 million in funding to the business over time. The first $1.0 million was invested in December 2001 and Jupiter received options to acquire up to an aggregate of $4.0 million in preferred securities. In January, February and April 2002, Jupiter invested a total of $3.0 million and predicts that an additional $2.0-$3.0 million in funding above the $5.0 million may be required and they are currently talking to other parties about providing this capital. Eversant's fully diluted ownership position after the $5.0 million Jupiter investment would be 12.0%.

     Eversant's share of the HSS losses for 2002 was zero as the Company's equity investment was reduced to zero as a result of losses incurred to date. As of March 31, 2002, Eversant has a preferred equity investment in HSS of $1.4 million, recorded at estimated fair value.

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

     The Company has decided to discontinue Eversant's efforts to pursue non-regulated business opportunities.

Overall, Eversant's after-tax losses were $0.6 million and $0.2 million for the first quarter of 2002 and 2001, respectively.

Rates and Regulation

     The Company recognizes that adequate and timely rate relief is necessary if it is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be automatically passed on to consumers through rate adjustment clauses. The Company intends to continue its practice of periodically reviewing costs and requesting rate increases when warranted. The Company currently plans, absent any unforeseen developments, to refrain from filing any rate case related to its Vermont utility until 2006.

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

New Hampshire

     The Company is continuing to work for a negotiated settlement with parties to the New Hampshire restructuring proceedings and the NHPUC.

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

     As described in Note 1 of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont and New Hampshire service territory and FERC-regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $29.4 million on a pre-tax basis as of March 31, 2002. Criteria that give rise to the discontinuance of SFAS No. 71 include 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

     SFAS No. 121, adopted by the Company on January 1, 1996, requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 121 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of March 31, 2002, based upon the regulatory environment within which the Company currently operates, SFAS No. 121 did not have an impact on the Company's regulated businesses. Competitive influences or regulatory developments may impact this status in the future.

     Because the Company is unable to predict what form possible future restructuring legislation will take, it cannot predict if or to what extent SFAS No. 71 and 121 will continue to be applicable in the future. Also, see Note 7, Recent Accounting Pronouncements, for the new accounting standard related to impairment or disposal of long-lived assets, which replaces SFAS No. 121 effective January 1, 2002. If the Company is unable to mitigate or otherwise recover stranded costs that could arise from any potentially adverse legislation or regulation, the Company would have to assess the likelihood and magnitude of losses incurred under its power contract obligations.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

     The Company is involved in litigation in the normal course of business, which the Company does not believe will have a material adverse effect on the financial position or results of operations, except as otherwise disclosed herein.

ITEM 2.     Changes in Securities.

None.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders.
(a)	The Registrant held its Annual Meeting of Stockholders on May 7, 2002.
(b)	To approve the 2002 Long-Term Incentive Plan:
	For Against Abstain Non-vote	8,968,346 1,087,681 232,165 0
(c)	Directors elected whose term will expire in year 2005:
		Votes FOR	Votes WITHHELD
	Rhonda L. Brooks Janice B. Case George MacKenzie, Jr. Herbert H. Tate Robert H. Young	10,086,355 10,050,797 10,079,506 10,073,020 9,210,268	201,837 237,395 208,686 215,172 1,077,924
Other Directors whose terms will expire in 2003:
Robert L. Barnett Frederic H. Bertrand Robert G. Clarke Mary Alice McKenzie
Other Directors whose terms will expire in 2004:
William V. Boettcher Timothy S. Cobb Luther F. Hackett Janice L. Scites

ITEM 5.     Other Information.
(a)	On April 15, 2002, Jean H. Gibson was elected Senior Vice President, Chief Financial Officer, and Treasurer.

ITEM 6.     Exhibits and Reports on Form 8-K.
(a)	List of Exhibits
	A 10.95	2000 Stock Option Plan for Key Employees (Exhibit 4.3 to Registration Statement, Registration 333-39664)
	A 10.96	Form of Deferred Compensation Plan for Officers and Directors.
	A 10.97	Management Incentive Plan for Executive Officers dated January 1, 2002.
	A 10.98	Change-In-Control Agreement dated April 15, 2002 between the Company and Jean H. Gibson.
A - Compensation related plan, contract or arrangement
(b)	Item 5.	Other events, dated March 4, 2002 re: Settlement Agreement with Vermont Public Service Board to which the Company is a party relating to the sale of Vermont Yankee.
Dated March 22, 2002 re: Vermont Yankee mid cycle outage and related costs to the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CENTRAL VERMONT PUBLIC SERVICE CORPORATION

                                                                                           ( Registrant)

                                            By                                               /s/ Jean H. Gibson

                                                                      Jean H. Gibson, Senior Vice President, Principal

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

Dated May 13, 2002