Form 10-Q
period 2002-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2002-08-13
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2002 there were outstanding 11,684,101 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q - 2002

Table Of Contents

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Operating Revenues	$71,903	$73,882	$148,378	$151,914

Operating Expenses
Operation
Purchased power	36,263	34,924	73,877	74,374
Production and transmission	6,689	5,347	12,856	11,983
Other operation	9,083	10,687	19,759	22,123
Maintenance	4,293	4,576	8,212	9,201
Depreciation	4,026	4,263	8,341	8,513
Other taxes, principally property taxes	3,269	2,910	6,551	6,012
Taxes on income	2,478	3,656	5,821	6,063
Total operating expenses	66,101	66,363	135,417	138,269

Operating Income	5,802	7,519	12,961	13,645
Other Income and Deductions
Equity in earnings of affiliates	693	696	1,327	1,358
Allowance for equity funds during construction	22	14	53	32
Other income (deductions), net	491	(7,815)	486	(7,298)
(Provision) benefit for income taxes	(204)	3,342	35	3,175
Total other income and deductions, net	1,002	(3,763)	1,901	(2,733)

Total Operating and Other Income	6,804	3,756	14,862	10,912

Interest Expense
Interest on long-term debt	3,140	3,278	6,266	6,488
Other interest	(300)	159	(138)	217
Allowance for borrowed funds during construction	(11)	(7)	(26)	(16)
Total interest expense, net	2,829	3,430	6,102	6,689

Net Income	3,975	326	8,760	4,223
Retained Earnings at Beginning of Period	73,642	81,885	69,170	78,423
Retained Earnings Before Dividends	77,617	82,211	77,930	82,646
Cash Dividend Declared
Preferred Stock	403	424	807	848
Common Stock	5,132	5,081	5,132	5,084
Total Dividends Declared	5,535	5,505	5,939	5,932
Other Adjustments	149	269	240	261
Retained Earnings at End of Period	$ 72,231	$ 76,975	$ 72,231	$ 76,975

Earnings Available For Common Stock	$ 3,572	$(98)	$ 7,953	$3,375

Average Shares of Common Stock Outstanding - Basic	11,662,096	11,546,937	11,642,217	11,538,961
Average Shares of Common Stock Outstanding - Diluted	11,921,435	11,546,937	11,894,594	11,538,961

Earnings Per Basic and Diluted Share of Common Stock - Basic	$.31	$(.01)	$.68	$.29
Earnings Per Basic and Diluted Share of Common Stock - Diluted	$.30	$(.01)	$.67	$.29

Dividends Paid Per Share of Common Stock	$.22	$.22	$.44	$.44

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	June 30	December 31
	2002	2001
	(unaudited)
Assets
Utility Plant, at original cost	$494,520	$490,137
Less accumulated depreciation	204,470	198,087
	290,050	292,050
Construction work-in-progress	14,560	15,727
Nuclear fuel, net	1,305	852
Net utility plant	305,915	308,629
Investments and Other Assets
Investments in affiliates, at equity	23,947	23,823
Non-utility investments	40,306	38,514
Non-utility property, less accumulated depreciation	2,236	2,401
Total investments and other assets	66,489	64,738
Current Assets
Cash and cash equivalents	48,038	45,491
Special deposits	8	7
Accounts receivable, less allowance for uncollectible accounts ($1,522 in 2002 and $2,071 in 2001)	21,361	21,951
Unbilled revenues	12,956	16,404
Materials and supplies, at average cost	4,074	4,167
Prepayments	5,606	3,676
Non-utility investments	10,739	11,029
Other current assets	5,285	5,408
Total current assets	108,067	108,133
Regulatory Assets	26,618	32,403
Other Deferred Charges	10,600	7,771
Total Assets	$517,689	$521,674

Capitalization and Liabilities
Capitalization
Common stock, $6 par value, authorized 19,000,000 shares; issued 11,785,848 shares; outstanding 11,635,877	$70,715	$70,715
Other paid-in capital	47,949	47,634
Accumulated other comprehensive income	(154)	(623)
Deferred compensation plans - employee stock ownership plans	(1,331)	(1,097)
Treasury stock (103,554 and 175,165 shares, respectively, at cost)	(1,369)	(2,285)
Retained Earnings	72,231	69,170
Total Common Stock Equity	188,041	183,514
Preferred and preference stock	8,054	8,054
Preferred stock with sinking fund requirements	14,000	15,000
Long-term debt	156,262	159,771
Capital lease obligations	12,391	12,897
Total capitalization	378,748	379,236
Current Liabilities
Current portion of preferred stock	1,000	1,000
Current portion of long-term debt	10,624	7,225
Accounts payable	3,745	4,796
Accounts payable - affiliates	9,706	12,092
Accrued income taxes	0	74
Dividends declared	2,974	2,978
Nuclear decommissioning costs	2,076	2,298
Other current liabilities	18,993	19,739
Total current liabilities	49,118	50,202
Deferred Credits
Deferred income taxes	39,899	38,828
Deferred investment tax credits	5,463	5,658
Nuclear decommissioning costs	10,652	12,826
Other deferred credits	33,809	34,924
Total deferred credits	89,823	92,236
Commitments and Contingencies
Total Capitalization and Liabilities	$517,689	$521,674

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Six Months Ended June 30
	2002	2001
	(unaudited)	(unaudited)
Cash Flows Provided (Used) By:
Operating Activities
Net income	$8,760	$4,223
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of affiliates	(1,327)	(1,358)
Dividends received from affiliates	1,109	1,417
Equity in earnings from non-utility investments	(5,510)	(2,729)
Distribution of earnings from non-utility investments	4,952	2,265
Depreciation	8,341	8,513
Regulatory asset write-off	-	9,000
VT Yankee fuel rod maintenance deferral	(3,767)	-
Amortization of capital leases	545	545
Deferred income taxes and investment tax credits	1,029	(3,062)
Net (deferral) and amortization of nuclear replacement energy and maintenance costs	2,786	(5,273)
Amortization of conservation and load management costs	1,108	2,036
Decrease in accounts receivable and unbilled revenues	4,040	8,486
Decrease in accounts payable	(3,345)	(6,030)
Increase in accrued income taxes	(74)	(1,859)
Change in other working capital items	(2,739)	(7,209)
Other, net	900	(888)
Net cash provided by operating activities	16,808	8,077

Investing Activities
Construction and plant expenditures	(6,426)	(7,126)
Conservation and load management expenditures	(98)	(260)
Return of capital	93	93
Non-utility investments	(668)	(7,602)
Other investments, net	24	(392)
Net cash used for investing activities	(7,075)	(15,287)

Financing Activities
Short-term debt, net	-	(11)
Long-term debt, net	(109)	6,779
Retirement of preferred stock	(1,000)	-
Common and preferred dividends paid	(5,948)	(5,924)
Reduction in capital lease obligations	(545)	(545)
Sale of treasury stock	416	466
Net cash (used) provided by financing activities	(7,186)	765

Net Increase (Decrease) In Cash and Cash Equivalents	2,547	(6,445)
Cash and Cash Equivalents at Beginning of Period	45,491	47,986
Cash and Cash Equivalents at End of Period	$48,038	$41,541
Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amounts capitalized)	$5,797	$6,309
Income taxes (net of refunds)	$7,581	$7,991

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six-months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Reclassifications: The Company will record reclassifications to the financial statements of the prior year when considered necessary or to conform to current year presentation. In the fourth quarter of 2001, Catamount Energy Corporation recorded $11.0 million of long-term non-utility investments as current. See Note 3 of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K, for additional information.

Note 2 - Regulatory Accounting

     Under Statement of Accounting Standards No. 71 ("SFAS No. 71"), Accounting for Certain Types of Regulation, the Company accounts for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expense by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. In the event that the Company no longer meets the criteria under SFAS No. 71, the Company would be required to write off related regulatory assets, certain other deferred charges and regulatory liabilities as summarized in the following table:

	June 30	December 31
	2002	2001
Regulatory assets
Conservation and load management (a)	$ 4,217	$ 4,633
Restructuring costs	87	59
Nuclear refueling outage costs (a)	1,659	4,445
Income taxes (b)	6,615	6,770
Dismantling costs (c):
Maine Yankee nuclear power plant	8,654	10,612
Connecticut Yankee nuclear power plant	4,074	4,513
Unrecovered plant and regulatory study costs	1,208	1,310
Other regulatory assets	104	61
Subtotal Regulatory assets	$26,618	$32,403

Other deferred charges
Vermont Yankee fuel rod maintenance deferral	$ 3,767	-
Hydro-Quebec Sellback #3 derivative	1,038	$ 1,038
Subtotal Other deferred charges	$ 4,805	$ 1,038

Other deferred credits
Hydro-Quebec ice storm settlement	$ 1,607	$ 1,607
Other regulatory liabilities	864	620
Subtotal Other deferred credits	$ 2,471	$ 2,227

Net Regulatory Assets	$28,952	$31,214

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

     In accordance with ratemaking treatment, the incremental costs attributable to replacement energy and maintenance costs, incurred during regular nuclear refueling outages, are deferred and amortized ratably to expense until the next regularly scheduled refueling outage, which is typically over 18 months. During the first six months of 2001, Vermont Yankee and Millstone Unit #3 had scheduled refueling outages. The next scheduled refueling outages are October 2002 and September 2002 for Vermont Yankee and Millstone Unit #3, respectively. Also see Note 4, Vermont Yankee - Sale.

     In the second quarter of 2002, the Company deferred approximately $3.8 million related to the incremental capacity and replacement energy costs resulting from a May 2002 Vermont Yankee mid-cycle outage to repair defective fuel rods. Based on an approved Accounting Order from the Vermont Public Service Board ("PSB"), the Company has been authorized to defer these costs for recovery in future rates and as such the deferred costs are included in Other deferred charges on the Consolidated Balance Sheet. See Note 4, Vermont Yankee - Operations for additional information related to the Accounting Order.

     The Company records as regulatory liabilities, those costs that have been recovered by the Company but have not yet been included in rates. At June 30, 2002, the Company had approximately $2.5 million in regulatory liabilities, which includes $1.6 million related to the Hydro-Quebec Ice Storm settlement explained in more detail in Note 5 - Retail Rates. The regulatory liabilities are included in Other deferred credits on the Consolidated Balance Sheets.

Note 3 - Investments in Affiliates

     The Company accounts for its investments in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee") and Vermont Electric Power Company using the equity method. Summarized financial information is as follows (dollars in thousands):

Vermont Yankee Nuclear Power Corporation:
	Three Months Ended June 30		Six Months Ended June 30
Earnings	2002	2001	2002	2001
Operating revenues	$46,764	$57,032	$85,495	$97,995
Operating income	$2,956	$2,625	$5,654	$6,082
Net income	$1,462	$1,573	$2,949	$3,124

Company's equity in net income	$471	$487	$980	$971

     In the first quarter of 2002, the Company's ownership percentage of Vermont Yankee changed from 31.3% to 33.23% related to the repurchase of shares held by minority owners of the plant. On July 31, 2002, the Vermont Yankee plant was sold to Entergy, however the Company continues to have a 33.23% equity interest in the remaining corporation, which will administer the long term power purchase contract between Entergy and the former utility owners of the Vermont Yankee plant. The Company's entitlement percentage of Vermont Yankee's output continues to be 35% with two remaining secondary purchasers receiving a small percentage of the Company's entitlement as well. See Note 4, Vermont Yankee - Sale, for more detail.

Vermont Electric Power Company ("VELCO"):
	Three Months Ended June 30		Six Months Ended June 30
Earnings	2002	2001	2002	2001
Transmission revenues	$5,312	$8,548	$11,796	$15,718
Operating income	$1,174	$798	$2,337	$1,539
Net income	$318	$309	$513	$552

Company's equity in net income	$181	$153	$264	$300

     The Company owns 56.8% of VELCO's outstanding common stock, however, the 1985 Four-Party Agreement (as amended) under which VELCO operates, effectively restricts the Company's control of VELCO. The Company also owns 46.6% of VELCO's outstanding preferred stock, $100 par value.

     On June 15, 2002, the Company and Green Mountain Power Corporation ("GMP") filed a joint application to the Federal Energy Regulatory Commission ("FERC") requesting authorization for each to purchase certain shares of non-voting, $100 par value, Class C common stock issued by VELCO. Under the proposed transaction, VELCO will issue up to 16,170 shares of Class C common stock to provide working capital, maintain a debt-to-equity ratio within the guidelines of VELCO's Article of Association, and adjust total equity ownership. On July 15, 2002, the FERC approved the transaction. The Company expects to acquire shares of VELCO's common stock in the third quarter of 2002, however the Company's control of VELCO will continue to be restricted.

Note 4 - Vermont Yankee

Vermont Yankee - Sale

     On August 15, 2001, Vermont Yankee announced that a sales agreement had been reached with Entergy Corporation ("Entergy") for $180 million, representing $145 million for the plant and related assets and $35 million for nuclear fuel. Entergy will also assume decommissioning liability for the plant and its decommissioning trust fund. The agreement includes a purchase power contract with prices that generally range from 3.9 cents to 4.5 cents per kilowatt-hour subject to a "low-market adjuster" that protects the current Vermont Yankee owner-utilities, including the Company and its power consumers, in the event power market prices drop significantly. On September 27, 2001, the Company filed testimony with the PSB in support of the sale. In an order entered October 26, 2001, the PSB granted intervention to several parties that the Company did not oppose, and established a schedule that provided for discovery, hearings and final briefing by April 29, 2002. Certain of the intervenors were secondary purchasers of Vermont Yankee power, which were seeking adjustments in their power purchase contracts, and stockholders of Vermont Yankee, which were asserting dissenters' rights. On January 16, 2002, Vermont Yankee announced that it had reached an agreement with the secondary purchasers and had repurchased the shares held by the minority stockholders; these parties requested to withdraw from the PSB proceeding. On January 1, 2002, as a result of the repurchased shares, the Company's ownership percentage of Vermont Yankee changed from 31.3% to 33.23%.

     Following hearings on February 4 - 8 and 14 - 15, 2002, the Company, GMP, Vermont Yankee and Entergy filed rebuttal testimony. On March 6, 2002, the Company, GMP, Vermont Yankee, Entergy and the Department of Public Service ("DPS") filed a joint Memorandum of Understanding ("MOU") that resolved all issues raised by the DPS earlier in the proceeding and in which the MOU parties recommend approval of the sale in accordance with the terms of the MOU. The intervenors did not join in the MOU. During April 2002, the Board held hearings on the rebuttal testimony of all parties as well as the MOU. All parties filed Initial Briefs on May 7, 2002, with Reply Briefs filed on May 14, 2002.

     On May 17, 2002, the Nuclear Regulatory Commission approved the transfer of the Vermont Yankee operating license to Entergy. The FERC approved the sale on February 1, 2002.

     On June 13, 2002, the PSB issued an Order approving the Vermont Yankee sale to Entergy, along with the associated power purchase agreement between the current owners and Entergy. In approving the transactions, the PSB largely accepted the terms of the MOU reached between the current owners, Entergy and the DPS, however the PSB set several conditions, including:

    Requiring that any money remaining in the decommissioning fund following completion of decommissioning be returned to consumers;
    Requiring that the Company and GMP submit plans for using their share of any excess remaining in the decommissioning fund, toward the development and use of renewable resources for Vermont;
    Significant financial guarantees and corporate commitments from Entergy's parent corporation, ensuring the reliability of its subsidiaries' commitments;
    Requiring the Company to file an updated cost-of-service and appropriate additional information as necessary in April 2003 to determine whether a rate decrease is appropriate in 2003 or 2004; and
    Prohibiting Entergy from operating Vermont Yankee after March 31, 2012 without prior approval of the PSB.

     On June 21, 2002, Entergy filed a Motion to Alter or Amend the PSB's June 13 Order to accept the agreement between the Vermont Yankee owners and the DPS as written and allow the 50-50 sharing with ratepayers of any excess remaining in Vermont Yankee's decommissioning trust fund after the decommissioning is completed after 2022. On July 1, 2002, the DPS issued a response to the PSB regarding Entergy's Motion requesting that the PSB reconsider its ruling of June 13, 2002 and recommended that any excess decommissioning funds be split between ratepayers and Entergy. On July 11, 2002, the PSB rendered a decision on Entergy's Motion in which the PSB confirmed its June 13, 2002 Order.

     On July 18, 2002, Entergy announced that it would not accept the condition included by the PSB in its June 13, 2002 Order and its July 11, 2002 ruling confirming that Order. Instead Entergy said it would examine ways to reengineer the terms of the sale to produce a mutually acceptable agreement within the 12 days left to close the sale.

     On July 22, 2002, Entergy and the utility owners of Vermont Yankee reached agreements that would allow the sale to close before July 31, 2002 when the purchase agreement ends. Under the terms of the agreements, Vermont ratepayers will receive 100% of the Vermont utilities' share of any surplus remaining in the decommissioning fund when the plant is decommissioned. The non-Vermont owners, representing 45% ownership of the plant, will restore the substance of the original agreement by assigning 100% of their excess decommissioning funds to Entergy. The Company and GMP agreed to contribute $1.5 million in stockholder funds to the non-Vermont utility owners of the plant to provide parity for assigning their share of the decommissioning fund to Entergy. The Company's share is approximately $950,000 pre-tax and would be expensed upon the closing of the sale.

     On July 23, 2002, the New England Coalition on Nuclear Pollution ("NECNP") and the Citizens Awareness Network ("CAN") filed a Petition for Temporary Restraining Order and Preliminary Injunction regarding the July 22, 2002 proposed sale terms between Entergy, the Vermont Yankee owners, GMP and the Company. On July 26, 2002, the PSB denied the request for Temporary Restraining Order and found that the July 22, 2002 agreements between Entergy and the utility owners of Vermont Yankee met all of the conditions the PSB placed on its earlier approval of the sale.

     On July 29, 2002, NECNP and CAN filed a Complaint with the FERC, seeking a "fast track" hearing to delay the sale. The FERC has provided notice of the complaint, requesting that answers, comments, interventions or protests must be filed by August 19, 2002.

     On July 29, 2002, NECNP and CAN filed with the PSB Motions to Alter or Amend, Enter Final Judgement, and Stay pending Appeal. Additional petitions were filed by intervenors and others with the regulatory commissions of New Hampshire, Massachusetts and Maine. On July 30, 2002, the PSB and the Maine and Massachusetts commissions issued rulings approving the sale and denying the requests for stays. On July 31, 2002, the New Hampshire commission issued its ruling approving the sale.

     The Securities and Exchange Commission approved the sale on July 30, 2002.

     On July 31, 2002, Vermont Yankee completed the sale of its assets to Entergy. The Company continues to have a 33.23% equity interest in Vermont Yankee Nuclear Power Corporation that will continue as a Vermont-based entity that will administer the purchase power contracts among the former utility owners and Entergy. The Company will continue to receive its 35% entitlement of Vermont Yankee output under the purchase power agreement described above. Additionally, two remaining secondary purchasers will continue receiving a small percentage of the Company's entitlement.

Vermont Yankee - Operations

     The Vermont Yankee nuclear power plant, which provides more than one-third of the Company's power supply, had a scheduled refueling outage in late April - May 2001; that outage was 11 days shorter than budgeted. The previous refueling outage began in late October 1999 and the plant returned to service in early December 1999. The 1998 refueling outage (March 21-June 3) extended 26 days beyond the scheduled 49 days. The next scheduled refueling outage is October 2002.

     In May 2002, Vermont Yankee had a mid-cycle outage, starting May 11 and ending May 23, in order to repair defective fuel rods. The Company requested and received PSB approval of an Accounting Order to defer incremental capacity and replacement energy costs related to the mid-cycle outage. In the second quarter of 2002, the Company deferred approximately $3.8 million related to the incremental capacity and replacement energy costs resulting from the May 2002 Vermont Yankee mid-cycle outage.

Note 5 - Retail Rates

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

     On May 7, 2001, the Company and the DPS reached a rate case settlement that would end uncertainty over the future recovery of Hydro-Quebec contract costs, allow a 3.95 % rate increase, make the January 1, 1999 temporary rates permanent, permit a return on equity of 11% for the 12 months ending June 30, 2002 for the Vermont utility, and create new service quality standards. The Company also agreed to a 2001 second quarter $9.0 million one-time write-off ($5.3 million after-tax) of regulatory assets and a rate freeze through January 1, 2003.

     On June 26, 2001, the PSB issued an order on the Company's rate case settlement with the DPS. In addition to the provisions outlined above, the approved rate order requires the Company to return up to $16.0 million to ratepayers in the event of a merger, acquisition or asset sale if such sale requires PSB approval. As a result of the rate order, the 3.95% rate increase became effective with bills rendered July 1, 2001, and in June 2001 the Company recorded a $5.3 million after-tax loss to write off certain regulatory assets as agreed to in the settlement. The Company was able to accept the 3.95% rate increase versus the 7.6% increase it requested since 1) regulatory asset amortizations will decrease approximately $3.5 million, on a 12-month basis, due to the $9.0 million one-time write-off of regulatory assets and 2) Vermont Yankee decommissioning costs decreased approximately $1.9 million, on a 12-month basis, after the rate case was filed as a result of an agreement in principle between Vermont Yankee and the secondary purchasers.

     As part of the Company's June 26, 2001 rate order, the Company agreed that all amounts collected from the Hydro-Quebec Ice Storm settlement shall be applied first to reduce the remaining balance of deferred costs related to this arbitration with the remaining balance, if any, applied to reduce other regulatory asset accounts as specified by the DPS and approved by the PSB. On July 19, 2001, Hydro-Quebec and the VJO agreed to a final settlement of the arbitration issues. Under the settlement, the VJO will continue to receive power and energy from Hydro-Quebec under this contract through 2016. As part of the settlement, Hydro-Quebec made a $9.0 million payment to the VJO in July 2001, of which the Company's share was approximately $4.3 million. In the third quarter of 2001, the Company applied approximately $2.7 million to the remaining balance of the deferred costs related to the ice storm arbitration. On October 30, 2001, the Company filed a letter with the PSB summarizing its agreement with the DPS on application of the remaining $1.6 million of the Hydro-Quebec settlement to remaining regulatory assets, which agreement is subject to approval by the PSB. The Company is in the process of modifying its October 30, 2001 proposal. Currently, the remaining $1.6 million balance is included as a deferred credit in the Company's Consolidated Balance Sheet.

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

     On May 17, 1999, the NHPUC issued an order requiring Connecticut Valley to set temporary rates at the level in effect as of December 31, 1997, subject to future reconciliation, effective with bills issued on and after June 1, 1999. On May 24, 1999, the NHPUC filed a petition for mandamus in the Court of Appeals challenging the Court's May 11, 1999 ruling and seeking a decision allowing the refunds as required by the NHPUC's March 22, 1999 Order. The Court of Appeals denied that petition on June 2, 1999. The NHPUC immediately filed a notice of appeal in the Court of Appeals, again challenging the Court's May 11, 1999 ruling. In that appeal, the Company and Connecticut Valley contended, among other things, that it is unfair for the NHPUC to direct Connecticut Valley to continue to purchase wholesale power from the Company in order to avoid the triggering of a FERC exit fee, but at the same time to freeze Connecticut Valley's rates at their December 31, 1997 level, which does not enable Connecticut Valley to recover all of these power costs.

     On June 14, 1999, Public Service Company of New Hampshire ("PSNH") and various parties in New Hampshire announced that a "Memorandum of Understanding" had been reached, which was intended to result in a detailed settlement proposal to the NHPUC that would resolve PSNH's claims against the NHPUC's restructuring plan. On July 6, 1999, PSNH petitioned the Court to stay its proceedings related to electric utility restructuring in New Hampshire indefinitely while the proposed settlement was reviewed and approved by the NHPUC and the New Hampshire Legislature. On July 12, 1999, the Company and Connecticut Valley objected to any stay that would allow the NHPUC's rate freeze order to remain in effect for an extended period and asked the Court to proceed with prompt hearings on its summary judgement motion and trial on the merits. On October 20, 1999, the Court heard oral arguments pertaining to the pretrial motions of the Company and the NHPUC for summary judgement and dismissal, respectively.

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

     The New Hampshire electric utilities began delivery of consistent, statewide energy efficiency programs on
June 1, 2002. The NHPUC had previously approved the design of common, core efficiency programs and on February 27, 2002, Connecticut Valley proposed implementation of specific, non-core energy efficiency programs with recovery of costs for all the energy efficiency programs via an Interim 2002 - 2003 Conservation and Load Management Percentage Adjustment effective June 1, 2002 in accordance with NHPUC Order No. 23,850. Connecticut Valley had ceased providing such programs in 1997. On May 31, 2002, the NHPUC approved Connecticut Valley's proposal including a 1.4% increase in average retail rates to recover the costs. As required by the NHPUC order, the efficiency programs and related rate increase became effective June 1, 2002.

     On May 30, 2002, the NHPUC issued an Order approving statewide low-income energy assistance programs referred to as the Tiered Discount Program ("TDP"). Under this program, New Hampshire electric utilities would collect a system benefits charge, apply discounted rates to participant bills, forgive any past due balances until August 31, 2002, deduct any authorized start-up and administrative costs, and remit the balance to the State. The statewide system benefits charge fund would make up the shortfall if the system benefits charge does not wholly reimburse a particular utility. In the Order, the NHPUC also approved a $0.0012 per Kwh surcharge for Connecticut

Valley (which is not subject to the system benefits charge) to fund the TDP. On July 31, 2002, as required in the Order, Connecticut Valley filed its compliance tariffs with the NHPUC. Connecticut Valley and several other New Hampshire utilities are required to implement the TDP no later than October 1, 2002.

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

     The ALJ's Initial Decision is subject to review and approval by the FERC. If the Company is unable to obtain approval by the FERC, and if Connecticut Valley is forced to terminate its relationship as a wholesale customer of the Company, it is possible that the Company would be required to recognize a pre-tax loss under this contract totaling approximately $32.9 million as of December 31, 2003. The Company would also be required to write-off approximately $0.8 million (pre-tax) of regulatory assets associated with its wholesale business as of December 31, 2003. If the Company obtains a FERC order authorizing the updated requested exit fee and notice of termination is given, Connecticut Valley will apply to the NHPUC to increase rates in order to pay the exit fee. The Company believes that the NHPUC must permit Connecticut Valley to raise rates to recover the cost of the exit fee. However, if Connecticut Valley is unable to recover its costs in rates, Connecticut Valley and, therefore the Company would be required to recognize the loss discussed above.

     In addition to its efforts before the Court and FERC, Connecticut Valley has initiated efforts and will continue to work for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC.

     An adverse resolution of the FERC and New Hampshire proceedings would have a material adverse effect on the Company's results of operations, financial condition and cash flows. However, the Company cannot predict the ultimate outcome of this matter.

Wheelabrator Power Contract

     Connecticut Valley purchases power from several Independent Power Producers, who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. For the six months ended June 30, 2002, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 19,915 mWh, of which 92% was purchased from Wheelabrator Claremont Company, L.P., ("Wheelabrator") who owns a waste-to-energy electric generating facility. Connecticut Valley had filed a complaint with the FERC stating its concern that Wheelabrator has not been a qualifying facility since the facility began operation. On February 11, 1998, the FERC issued an Order denying Connecticut Valley's request for a refund of past purchased power costs and lower future costs. Connecticut Valley filed a request for rehearing with the FERC on March 13, 1998, which was denied. Connecticut Valley appealed to the D.C. Circuit Court of Appeals, which denied the appeal, but indicated that Connecticut Valley could seek relief from the NHPUC. On May 12, 2000, Connecticut Valley filed a petition with the NHPUC seeking 1) to amend the contract to permit purchase of net, rather than gross, output of the facility and 2) a refund, with interest, of past purchases of the difference between net and gross output.

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

     A hearing on the Stipulation of Settlement was held on June 7, 2002. The focus of the hearing was to determine whether the Stipulation is in the public interest. In that hearing the NHPUC requested that Connecticut Valley provide additional information regarding the settlement and Connecticut Valley provided the information on June 20, 2002. The NHPUC issued an Order on July 5, 2002, in which it did not rule on the Stipulation of Settlement and instead announced that it will appoint an independent mediator who would work with all parties to see if a mutually agreeable settlement of the case could be achieved. On July 11, 2002, the NHPUC issued a Request for Proposal for a consultant to provide mediation services in this matter. The Company cannot predict the timing or final outcome of this matter.

Note 6 - Environmental

     The Company is engaged in various operations and activities that subject it to inspection and supervision by both federal and state regulatory authorities including the United States Environmental Protection Agency ("EPA"). It is Company policy to comply with all environmental laws. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having jurisdiction, the Company believes it is in compliance, in all material respects, with all pertinent environmental laws and regulations.

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

Brattleboro Manufactured Gas Facility From the early to late 1940s, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company commissioned an environmental site assessment in late 1999 upon request by the State of New Hampshire. In early 2001, the Company submitted a work plan to the State of New Hampshire to address their concerns and in October 2001 the Company received a Certificate of No Further Action from the State of New Hampshire; however, the State reserves the right to require additional investigation or remedial measures, if necessary. In the third quarter of 2001, the Company submitted a corrective action plan to the State of Vermont. On January 17, 2002, the Company received a letter from the Vermont Agency of Natural Resources notifying the Company that its corrective action plan for the site is approved. The Company implemented the corrective action plan, which is now in place, including periodic groundwater monitoring and institutional controls.

Dover, New Hampshire, Manufactured Gas Facility In late 1999, the Company was contacted by PSNH with respect to this site. PSNH alleged the Company was partially liable for remediation of the site. PSNH's allegation was premised on the fact that prior to PSNH's purchase of the facility, it was operated by Twin State Gas and Electric ("Twin State"). Twin State merged with the Company on the same day the facility was sold to PSNH. The Company and PSNH agreed to and have participated in non-binding mediation regarding liability.

     In December 2000, PSNH submitted a work plan to the State of New Hampshire for further investigation of this site. The Company agreed, with reservations, to participate on a limited basis in the development and completion of the work plan since the State of New Hampshire considers the Company, along with others, as potentially responsible parties at the site. The Company, PSNH and Keyspan Energy hired a contractor, which completed the fieldwork in October 2001. A report will be published and submitted to the State of New Hampshire in August 2002.

     Having previously agreed to non-binding mediation, a mediator on the issue of liability was chosen in April 2001 and the first phase of mediation, or "Phase I", was concluded on July 18, 2001. Without admitting liability, both the Company and PSNH agreed to participate in the site remediation for those years that Twin State and PSNH were responsible. On October 30 and 31, 2001, the Company and PSNH met with the other potentially responsible parties in a "Phase II" mediation process. The subject of the Phase II mediation was the liability of other potentially responsible parties at the site, in particular those that owned the property after Twin State and PSNH. The Phase II mediation process in 2001 did not achieve the goal of a general agreement on liability between the participants. In the first quarter of 2002, Phase II negotiations continued but did not achieve the goal of a general agreement on liability between the participants.

     In the second quarter of 2002, the Company reached a settlement agreement with PSNH regarding the Dover site in which neither party admitted liability or the allegations made against them by the New Hampshire Department of Environmental Services. Under the settlement agreement, the Company agreed to transfer and assign to PSNH certain liabilities it may have related to the site, in exchange for an agreed upon amount to be paid by the Company to PSNH for its ongoing share of Qualified Site Liability Costs.

     Based on the terms of the Dover settlement agreement reached with PSNH, in the second quarter of 2002, the Company reversed $1.7 million of its environmental reserves, resulting in a $1.0 million after-tax favorable earnings impact. As of June 30, 2002, a reserve of $7.5 million is recorded on the Consolidated Balance Sheet representing management's best estimate of the costs to remediate the sites discussed above.

     The Company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the Company to incur material remediation expenses, nor has the EPA or any other federal or state agency sought contribution from the Company for the study or remediation of any such sites.

Note 7 - Redeemable Preferred Stock

     The 8.3% Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1.0 million per annum and, at its option, the Company may redeem at par an additional non-cumulative $1.0 million per annum. The Company paid the mandatory sinking fund payment in the amount of $1.0 million in the first quarter of 2002.

Note 8 - Reconciliation of Net Income and Average share of Common Stock Outstanding

     The following table represents a reconciliation of net income to net income available for common stock and the average common shares outstanding basic to diluted (dollars in thousands):
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income	$3,975	$326	$8,760	$4,223
Preferred stock dividend requirements	403	424	807	848
Net income (losses) available for common stock	$3,572	$ (98)	$7,953	$3,375

Average shares of common stock outstanding - basic	11,662,096	11,546,937	11,642,217	11,538,961
Dilutive effect of stock options	117,446	-	110,484	-
Dilutive effective of performance plan shares	141,893	-	141,893	-
Average shares of common stock outstanding - diluted	11,921,435	11,546,937	11,894,594	11,538,961

Note 9 - Segment Reporting

     The Company's reportable operating segments include Central Vermont Public Service Corporation ("CV"), which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont; Connecticut Valley Electric Company Inc. ("CVEC"), which distributes and sells electricity in parts of New Hampshire; Catamount Energy Corporation ("Catamount"), which has investments in non-regulated, energy generation projects in the United States and Western Europe; and Eversant Corporation ("Eversant"), which pursued retail alliances to market energy and related products and services, and also engages in the sale of or rental of electric water heaters through a subsidiary to customers in Vermont and New Hampshire. As of June 30, 2002, Eversant had a 12.1% ownership interest, on a fully diluted basis, in the Home Services Store ("HSS"), which operates a nationwide home improvement business.  The Company has decided to discontinue Eversant's efforts to pursue non-regulated business opportunities. CVEC, while managed on an integrated basis with CV, is presented separately because of its separate and distinct regulatory jurisdiction. Other operating segments include a segment below the quantitative threshold for separate disclosure. This operating segment is C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business. Segment information for 2001 has been expanded to include equity income.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues include sales of purchased power to CVEC and revenues for support services to CVEC, Catamount and Eversant.

     The intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand-alone operating segment net income. Financial information by industry segment for the three and six months ended June 30, 2002 and 2001 is as follows (dollars in thousands):
THREE MONTHS ENDED JUNE 30
	CV VT	CVEC NH	Catamount	Eversant	Other (1)	Reclassification and Consolidating Entries	Consolidated
2002
Revenues from external customers	$ 66,794	$ 5,111	$ 59	$ 499	-	$ 560	$ 71,903
Intersegment revenues	2,956	-	-	-	-	2,956	-
Equity income - utility affiliates	693	-	-	-	-	-	693
Equity income - non-utility affiliates	-	-	2,943	-	-	2,943	-
Net income	3,190	98	459	227	$ 1	-	3,975
Total assets	445,006	12,296	59,209	3,571	323	2,716	517,689

2001
Revenues from external customers	$ 68,644	$ 5,240	$ 78	$ 551	-	$ 631	$ 73,882
Intersegment revenues	2,749	-	-	-	-	2,749	-
Equity income - utility affiliates	696	-	-	-	-	-	696
Equity income - non-utility affiliates	-	-	1,208	-	-	1,208	-
Net income (loss)	207	13	170	(66)	$ 2	-	326
Total assets at December 31, 2001	449,820	12,191	58,266	4,531	321	3,455	521,674

(1)     Includes a segment below the quantitative threshold.
SIX MONTHS ENDED JUNE 30
	CV VT	CVEC NH	Catamount	Eversant	Other(2)	Reclassification and Consolidating Entries	Consolidated
2002
Revenues from external customers	$138,507	$ 9,877	$ 300	$ 923	-	$1,229	$148,378
Intersegment revenues	5,481	-	-	-	-	5,481	-
Equity income - utility affiliates	1,327	-	-	-	-	-	1,327
Equity income - non-utility affiliates	-	-	5,510	-	-	5,510	-
Net income (loss)	8,064	169	911	(387)	$ 3	-	8,760
Total assets	445,006	12,296	59,209	3,571	323	2,716	517,689

2001
Revenues from external customers	$141,136	$10,781	$ 131	$ 1,042	-	$1,176	$151,914
Intersegment revenues	5,930	-	-	-	-	5,930	-
Equity income - utility affiliates	1,358	-	-	-	-	-	1,358
Equity income - non-utility affiliates	-	-	2,729	-	-	2,729	-
Net income (loss)	3,802	120	526	(229)	$ 4	-	4,223
Total assets at December 31, 2001	449,820	12,191	58,266	4,531	321	3,455	521,674

(2)     Includes a segment below the quantitative threshold.

Note 10 - Recent Accounting Pronouncements

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

     The Company has one long-term purchase power contract that allows the seller to purchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3). This contract has been determined to be a derivative under SFAS No. 133. On April 11, 2001, the PSB approved an Accounting Order that requires the fair valuation adjustment of this contract to be deferred on the balance sheet as either a deferred asset or liability. At June 30, 2002, this derivative had an estimated fair market value of approximately a $1.0 million unrealized loss, which is included in Other deferred credits on the Consolidated Balance Sheet along with an offsetting deferred asset, which is included in Other deferred charges.

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

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the 2001 Form 10-k and current reports on Form 8-K dated March 4, 2002, March 22, 2002,
July 22, 2002, July 24, 2002 and July 31, 2002.

Forward-Looking Statements Statements contained in this report that are not historical fact (including Management's Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements intended to qualify for the safe-harbors from liability established by the Private Securities Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Actual results will depend, among other things, upon the actions of regulators, the outcome of litigation at the Federal Energy Regulatory Commission ("FERC") involving the Company's regulated companies, the outcome of litigation at the Vermont Public Service Board ("PSB"), the performance of the Vermont Yankee nuclear power plant ("Vermont Yankee"), weather conditions, the performance of the Company's non-regulated businesses and the state of the economy in the areas served. The Company cannot predict the outcome of any of these matters.

Critical Accounting Policies

     Preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 in the Company's 2001 Form 10-K to the Consolidated Financial Statements is a summary of the significant accounting policies used in the preparation of the Company's financial statements. The following is a discussion of the most critical accounting policies used by the Company.

Regulation The Company is subject to regulation by the PSB, the New Hampshire Public Utilities Commission ("NHPUC") and the FERC, with respect to rates charged for service, accounting and other matters pertaining to regulated operations. As such, the Company currently prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", or SFAS No. 71, for both its regulated service territories and FERC-regulated wholesale businesses. In order for a company to report under SFAS No. 71, the Company's rates must be designed to recover its costs of providing service and must be able to collect those rates from customers. If rate recovery becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard would no longer apply to the Company's regulated operations. In the event the Company determines that it no longer meets the criteria for applying SFAS No. 71, in one or more of its jurisdictions, the accounting impact would be an extraordinary non-cash charge to operations of approximately $29.0 million on a pre-tax basis as of June 30, 2002. See Note 2, Regulatory Accounting, for more detail. Criteria that give rise to the discontinuance of SFAS No. 71 include 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Management periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, Management believes future recovery of its regulatory assets in the State of Vermont and the State of New Hampshire for the Company's retail and wholesale businesses are probable.

Valuation of Long-Lived Assets The Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of, including its investments in nuclear generating companies, its unregulated investments, and its interests in jointly owned generating facilities, when events and circumstances warrant such a review. The carrying value of such assets is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Based on Management's review, certain of Catamount's investments were impaired at December 31, 2001. See Diversification below for further discussion.

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

Earnings Overview

     The Company recorded net income of $4.0 million, or $.31 per basic and $.30 per diluted share of common stock, for the second quarter of 2002 compared to net income of $0.3 million, or a loss of $.01 per basic and diluted share of common stock, for the second quarter of 2001. Higher second quarter 2002 earnings compared to the same period in 2001 resulted from the following factors:

  higher retail sales revenue and other operating revenue of $1.5 million after-tax, or $.13 per share of common stock, primarily resulting from higher average retail rates due to the June 26, 2001 rate order, which allowed for a 3.95% increase in retail rates beginning July 1, 2001;
  higher net power costs of $1.7 million after-tax, or $.14 per share of common stock, primarily related to a 2001 reversal of a December 2000 accrual for estimated costs for installed capacity deficiency charges in ISO-New England with no similar reversal in 2002;
  higher operating and other costs of $0.3 million after-tax, or $.03 per share of common stock, primarily related to a $0.2 million, or $.02 per share of common stock, increase in bad debt reserves due to several announced bankruptcies, higher transmission costs of $0.3 million, or $.03 per share of common stock, lower interest and dividend income of $0.2 million, or $.02 per share of common stock, higher property taxes of $0.2 million, or $.02 per share of common stock, and higher life insurance expense due to market fluctuations of $0.4 million, or $.03 per share of common stock, partially offset by a $1.0 million, or $.09 per share of common stock, reversal of certain environmental reserves;
  higher earnings at Catamount Energy Corporation of $0.3 million, or $.03 per share of common stock, primarily related to lower equity losses on its current equity investments;
  higher earnings at Eversant Corporation of $0.3 million, or $.02 per share of common stock, due to the settlement of an IRS audit resulting in a reversal of an IRS interest expense accrual previously recorded in the fourth quarter of 2001 and lower business development costs, partially offset by severance costs related to the Company's decision to discontinue Eversant's efforts to pursue non-regulated business opportunities; and
  the Company's June 26, 2001 rate order, which resulted in a net after-tax charge of $3.6 million, or $.31 per share of common stock, due to a one-time write-off of $5.3 million after-tax, or $.46 per share of common stock, of certain regulatory assets, partially offset by the elimination of charges for the under recovery of costs related to the Hydro-Quebec power contract, which resulted in a favorable $1.7 million after-tax impact, or $.15 per share of common stock, with no similar items in 2002.

     For the six months ended June 30, 2002 the Company had net income of $8.8 million, or $.68 per basic and $.67 per diluted share of common stock, compared to net income of $4.2 million, or $.29 per basic and diluted share of common stock, for the first six months of 2001. Higher first six months 2002 earnings compared to the same period last year resulted primarily from the following factors:

  higher retail sales revenue and other operating revenue of $2.0 million after-tax, or $.17 per share of common stock, primarily resulting from higher average retail rates due to the June 26, 2001 rate order, which allowed for a 3.95% increase in retail rates beginning July 1, 2001, offset by a .77% (8,896 mWh) decrease in retail mWh sales mostly due to milder winter weather in 2002;
  higher net power costs of $1.8 million after-tax, or $.15 per share of common stock, primarily related to a 2001 reversal of a December 2000 accrual for estimated costs for installed capacity deficiency charges in ISO-New England with no similar reversal in 2002 and higher output from more costly Independent Power Producers, offset by lower purchased installed capacity costs;
  lower operating and other costs of $0.6 million after-tax, or $.05 per share of common stock, primarily related to the following after-tax items: a $1.0 million, or $.09 per share of common stock, reversal of certain environmental reserves, lower storm restoration costs of $0.6 million, or $.05 per share of common stock, higher transmission costs of $0.7 million, or $.06 per share of common stock, and a $0.4 million, or $.04 per share of common stock, increase in bad debt reserves due to several announced bankruptcies;

  higher earnings at Catamount Energy Corporation of $0.4 million, or $.03 per share of common stock, primarily related to lower equity losses on its current equity investments, higher equity earnings on Appomattox, offset by higher project development costs;
  higher losses at Eversant Corporation of $0.2 million, or $.01 per share of common stock, primarily related to the Company's decision to discontinue Eversant's efforts to pursue non-regulated business opportunities, partially offset by the settlement of an IRS audit resulting in a reversal of an IRS interest expense accrual previously recorded in the fourth quarter of 2001; and
  the Company's June 26, 2001 rate order, which resulted in a net after-tax charge of $3.6 million, or $.31 per share of common stock, due to a one-time write-off of $5.3 million after-tax, or $.46 per share of common stock, of certain regulatory assets, partially offset by the elimination of charges for the under recovery of costs related to the Hydro-Quebec power contract, which resulted in a favorable $1.7 million after-tax impact, or $.15 per share of common stock, with no similar items in 2002.

     Other factors affecting results for the first quarter of 2002 are described in the following Results of Operations.

Results of Operations

The major elements of the Consolidated Statement of Income are discussed below.

Operating revenues and megawatt-hour ("mWh") sales A summary for 2002 and 2001 follows:
	Three Months Ended June 30

	mWh Sales		Percentage Increase (Decrease)	Revenues (000's)		Percentage Increase (Decrease)
	2002	2001		2002	2001
Residential	218,016	215,823	1.0	$29,557	$28,104	5.2
Commercial	220,594	220,468	0.1	26,832	26,207	2.4
Industrial	98,258	101,448	(3.1)	8,251	8,281	(0.4)
Other retail	1,590	1,586	0.3	460	444	3.6
Total retail sales	538,458	539,325	(0.2)	$65,100	$63,036	3.3
Resale sales:
Firm	478	460	3.9	$ 32	$ 36	(11.1)
Entitlement	-	39,897	(100.0)	-	2,742	(100.0)
Other	136,653	157,405	(13.2)	4,665	6,398	(27.1)
Total resale sales	137,131	197,762	(30.7)	4,697	9,176	(48.8)
Other revenues	-	-		2,106	1,670
Total	675,589	737,087	(8.3)	$71,903	$73,882	(2.7)
	Six Months Ended June 30

	mWh Sales		Percentage Increase (Decrease)	Revenues (000's)		Percentage Increase (Decrease)
	2002	2001		2002	2001
Residential	483,303	489,218	(1.2)	$ 63,894	$ 62,474	2.3
Commercial	449,506	452,813	(0.7)	53,741	52,561	2.2
Industrial	216,038	215,703	0.2	18,161	17,699	2.6
Other retail	3,120	3,128	(0.3)	897	879	2.0
Total retail sales	1,151,967	1,160,862	(0.8)	$136,693	$133,613	2.3
Resale sales:
Firm	1,036	1,134	(8.6)	$ 65	$ 74	(12.2)
Entitlement	-	93,018	(100.0)	-	4,711	(100.0)
Other	257,925	238,832	8.0	8,029	10,210	(21.4)
Total resale sales	258,961	332,984	(22.2)	8,094	14,995	(46.0)
Other revenues	-	-		3,591	3,306
Total	1,410,928	1,493,846	(5.6)	$148,378	$151,914	(2.3)

     Retail sales revenue increased $2.1 million, or 3.3%, for the second quarter of 2002 and $3.1 million, or 2.3%, for the first half of 2002 compared to the second quarter of 2001 and the first half of 2001, respectively. The increase in retail sales revenue resulted from the 3.95% retail rate increase, which became effective July 1, 2001.

Both the second quarter of 2002 and the first half of 2002 had slight decreases in retail mWh sales, .2% and .8% respectively, compared to the same periods in 2001, which partially offset the favorable impact of the 3.95% retail rate increase. The decrease in mWh sales is primarily related to milder winter weather compared to 2001.

     Entitlement sales in the second quarter of 2001 and the first half of 2001 were related to a five-year power contract in which the Company sold approximately 15% of its share of Vermont Yankee output at full cost; that contract ended in October 2001. The additional output that the Company receives from Vermont Yankee due to the discontinuance of this contract is either used to support its own-load needs or sold in the short-term market mostly to ISO-New England.

     Other resale sales revenue and mWh sales in the second quarter of 2002 decreased by 27.1% and 13.2%, respectively, compared to the second quarter of 2001, primarily due to the Vermont Yankee mid-cycle outage in May 2002, which resulted in fewer short-term market sales, primarily in ISO-New England compared to the same period in 2001. In addition, average ISO-New England market prices in 2002 have been much lower than in 2001.

     For the first half of 2002, Other resale sales revenue decreased $2.2 million, or 21.4%, compared to the first half of 2001, primarily due to the lower market rates in ISO-New England. Related mWh sales for the same period increased 8% primarily due to the end of the Vermont Yankee entitlement sale and a 11.8% increase in the Company's share of Vermont Yankee output beginning March 1, 2002, as a result of the early return of Vermont Yankee entitlements from the secondary purchasers as described in Nuclear Matters, Vermont Yankee - Sale below. The increase in mWh sales was limited to 8% due to the Vermont Yankee mid-cycle outage in May 2002.

     Other revenues in the second quarter of 2002 and the first half of 2002 are $0.4 million and $0.3 million higher than the comparable periods in 2001 primarily due to the sale of non-firm transmission under Tariff 7, which began in late 2001.

Net Purchased Power and Production Fuel The cost components of net purchased power and production fuel for the three and six months ended June 30, 2002 and 2001 are as follows (dollars in thousands):

	Three Months Ended June 30
	2002		2001
	Units	Amount	Units	Amount
Purchased and produced:
Capacity (mW)	416	$24,243	444	$19,131
Energy (mWh)	609,573	12,020	686,058	15,793
Total purchased power costs		36,263		34,924
Production fuel (mWh) Total purchased power and production fuel costs	113,934	424 36,687	103,107	518 35,442
Less entitlement and other resale sales (mWh)	136,653	4,665	197,302	9,140
Net purchased power and production fuel costs		$32,022		$26,302

	Six Months Ended June 30
	2002		2001
	Units	Amount	Units	Amount
Purchased and produced:
Capacity (mW)	433	$46,136	442	$41,516
Energy (mWh)	1,300,982	27,741	1,428,685	32,858
Total purchased power costs		73,877		74,374
Production fuel (mWh) Total purchased power and production fuel costs	212,145	995 74,872	173,758	1,474 75,848
Less entitlement and other resale sales (mWh)	257,925	8,029	331,850	14,921
Net purchased power and production fuel costs		$66,843		$60,927

     Capacity costs increased $5.1 million in the second quarter of 2002 compared to the same period in 2001 primarily due to nonrecurring items in the second quarter of 2001 including 1) the June 26, 2001 rate order which ended the Hydro-Quebec power cost disallowances resulting in a $2.9 million reversal of a second quarter 2001 accrual for under recovery of power costs, and 2) a $2.5 million reversal of a December 2000 accrual for estimated costs for installed capacity ("ICAP") in ISO-New England due to the resolution of a December 2000 FERC Order. Excluding these nonrecurring items, capacity costs decreased approximately $0.3 million due to lower purchased ICAP costs and lower Vermont Yankee capacity costs, partially offset by the Company's increased entitlement in Vermont Yankee due to the end of the Vermont Yankee entitlement sale and the early return of Vermont Yankee entitlements from the secondary purchasers as described above.

     For the first half of 2002, capacity costs increased $4.6 million compared to the same period in 2001 primarily due to the second quarter 2001 nonrecurring items explained above. Excluding the nonrecurring items, capacity costs decreased $0.9 million for the first half of 2002 compared to the same period in 2001 due primarily to lower Vermont Yankee capacity costs and lower purchased ICAP costs, offset by the increased entitlement in Vermont Yankee and higher output from Independent Power Producers compared to 2001.

     In May 2002, Vermont Yankee had an unscheduled refueling outage, starting May 11 and ending May 23, in order to replace defective fuel rods. The Company requested and received PSB approval of an Accounting Order to defer the incremental costs for inclusion in rates at the next retail rate case. In June 2002, the Company deferred approximately $3.8 million of the costs related to the unscheduled outage and those costs are included in Other deferred charges in the Consolidated Balance Sheet. For additional information regarding the Accounting Order see Nuclear Matters, Vermont Yankee - Operations below.

     Energy purchases decreased $3.8 million for the second quarter of 2002 and $5.1 million for the first half of 2002 compared to the same periods in 2001 due to certain purchases made in 2001 but not in 2002, including Hydro-Quebec 9600, a contract in which the Company purchased power from Hydro-Quebec and resold the power in ISO-New England, and the Hydro-Quebec Firm Energy Contract, which expired in 2001. Offsetting these were increased costs from the independent power producers due to higher volume. Additionally, Vermont Yankee purchases increased due to the Company's increased entitlement in Vermont Yankee as explained above and higher Vermont Yankee output resulting from a full refueling outage in the second quarter of 2001 compared to the shorter mid-cycle outage in May 2002.

     Production fuel costs decreased $0.1 million and $0.5 million for the second quarter of 2002 and first half of 2002, respectively, compared to the same periods in 2001 primarily due to lower output at the Wyman and McNeil generating stations in 2002. During 2001, McNeil had increased operations to support reliability and Wyman continues to reduce operations due to unfavorable economics.

NUCLEAR MATTERS

     The Company maintains a 1.7303% joint-ownership interest in Unit #3 of the Millstone Nuclear Power Station and owns a 2%, 2% and 3.5% equity interest in Connecticut Yankee, Maine Yankee and Yankee Atomic, respectively. In the first quarter of 2002, the Company's ownership percentage of Vermont Yankee changed from 31.3% to 33.23% related to the repurchase of shares held by minority owners of the plant. On July 31, 2002, the Vermont Yankee plant was sold to Entergy, however the Company continues to have a 33.23% equity interest in the successor corporation, which will administer the long term power purchase contract between Entergy and former utility owners of the Vermont Yankee plant. The Company's entitlement percentage of Vermont Yankee's output continues to be 35%. See Vermont Yankee - Sale below for more detail.

Millstone Unit #3

     On March 31, 2001, the sale of Northeast Utilities' ownership of Millstone Unit #3 to Dominion Nuclear Connecticut ("DNC"), a subsidiary of Dominion Resources, Inc., became final. Millstone Unit #3 continues to be a jointly owned plant, and the Company is one of two minority owners, however the total DNC share is 93.4707%.

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

Vermont Yankee - Sale

     On August 15, 2001, Vermont Yankee announced that a sales agreement had been reached with Entergy Corporation ("Entergy") for $180 million, representing $145 million for the plant and related assets and $35 million for nuclear fuel. Entergy will also assume decommissioning liability for the plant and its decommissioning trust fund. The agreement includes a purchase power contract with prices that generally range from 3.9 cents to 4.5 cents per kilowatt-hour subject to a "low-market adjuster" that protects the current Vermont Yankee owner-utilities, including the Company and its power consumers, in the event power market prices drop significantly. On September 27, 2001, the Company filed testimony with the Vermont Public Service Board ("PSB") in support of the sale. In an order entered October 26, 2001, the PSB granted intervention to several parties that the Company did not oppose, and established a schedule that provided for discovery, hearings and final briefing by April 29, 2002. Certain of the intervenors were secondary purchasers of Vermont Yankee power, which were seeking adjustments in their power purchase contracts, and stockholders of Vermont Yankee, which were asserting dissenters' rights. On January 16, 2002, Vermont Yankee announced that it had reached an agreement with the secondary purchasers and had repurchased the shares held by the minority stockholders; these parties requested to withdraw from the PSB proceeding. On January 16, 2002, as a result of the repurchased shares, the Company's ownership percentage of Vermont Yankee changed from 31.3% to 33.23%.

     Following hearings on February 4 - 8 and 14 - 15, 2002, the Company, Green Mountain Power ("GMP"), Vermont Yankee and Entergy filed rebuttal testimony. On March 6, 2002, the Company, GMP, Vermont Yankee, Entergy and the Department of Public Service ("DPS") filed a joint Memorandum of Understanding ("MOU") that resolved all issues raised by the DPS earlier in the proceeding and in which the MOU parties recommend approval of the sale in accordance with the terms of the MOU. The intervenors did not join in the MOU. During April 2002, the Board held hearings on the rebuttal testimony of all parties as well as the MOU. All parties filed Initial Briefs on May 7, 2002, with Reply Briefs filed on May 14, 2002.

     On May 17, 2002, the Nuclear Regulatory Commission approved the transfer of the Vermont Yankee operating license to Entergy. The FERC approved the sale on February 1, 2002.

     On June 13, 2002, the PSB issued an Order approving the Vermont Yankee sale to Entergy, along with the associated power purchase agreement between the current owners and Entergy. In approving the transactions, the PSB largely accepted the terms of the MOU reached between the current owners, Entergy and the DPS, however the PSB set several conditions, including:

    Requiring that any money remaining in the decommissioning fund following completion of decommissioning be returned to consumers;
    Requiring that the Company and GMP submit plans for using their share of any excess remaining in the decommissioning fund, toward the development and use of renewable resources for Vermont;
    Significant financial guarantees and corporate commitments from Entergy's parent corporation, ensuring the reliability of its subsidiaries' commitments;
    Requiring the Company to file an updated cost-of-service and appropriate additional information as necessary in April 2003 to determine whether a rate decrease is appropriate in 2003 or 2004; and
    Prohibiting Entergy from operating Vermont Yankee after March 31, 2012 without prior approval of the PSB.

     On June 21, 2002, Entergy filed a Motion to Alter or Amend the PSB's June 13 Order to accept the agreement between the Vermont Yankee owners and the DPS as written and allow the 50-50 sharing with ratepayers of any excess remaining in Vermont Yankee's decommissioning trust fund after the decommissioning is completed after 2022. On July 1, 2002, the DPS issued a response to the PSB regarding Entergy's Motion requesting that the PSB reconsider its ruling of June 13, 2002 and recommended that any excess decommissioning funds be split between ratepayers and Entergy. On July 11, 2002, the PSB rendered a decision on Entergy's Motion in which the PSB confirmed its June 13, 2002 Order.

     On July 18, 2002, Entergy announced that it would not accept the condition included by the PSB in its June 13, 2002 Order and its July 11, 2002 ruling confirming that Order. Instead Entergy said it would examine ways to reengineer the terms of the sale to produce a mutually acceptable agreement within the 12 days left to close the sale.

     On July 22, 2002, Entergy and the utility owners of Vermont Yankee reached agreements that would allow the sale to close before July 31, 2002 when the purchase agreement ends. Under the terms of the agreements, Vermont ratepayers will receive 100% of the Vermont utilities' share of any surplus remaining in the decommissioning fund when the plant is decommissioned. The non-Vermont owners, representing 45% ownership of the plant, will restore the substance of the original agreement by assigning 100% of their excess decommissioning funds to Entergy. The Company and GMP agreed to contribute $1.5 million in stockholder funds to the non-Vermont utility owners of the plant to provide parity for assigning their share of the decommissioning fund to Entergy. The Company's share is approximately $950,000 pre-tax and would be expensed upon the closing of the sale.

     On July 23, 2002, the New England Coalition on Nuclear Pollution ("NECNP") and the Citizens Awareness Network ("CAN") filed a Petition for Temporary Restraining Order and Preliminary Injunction regarding the July 22, 2002 proposed sale terms between Entergy, the Vermont Yankee owners, GMP and the Company. On July 26, 2002, the PSB denied the request for Temporary Restraining Order and found that the July 22, 2002 agreements between Entergy and the utility owners of Vermont Yankee met all of the conditions the PSB placed on its earlier approval of the sale.

     On July 29, 2002, NECNP and CAN filed a Complaint with the FERC, seeking a "fast track" hearing to delay the sale. The FERC has provided notice of the complaint, requesting that answers, comments, interventions or protests must be filed by August 19, 2002.

     On July 29, 2002, NECNP and CAN filed with the PSB Motions to Alter or Amend, Enter Final Judgement, and Stay pending Appeal. Additional petitions were filed by intervenors and others with the regulatory commissions of New Hampshire, Massachusetts and Maine. On July 30, 2002, the PSB and the Maine and Massachusetts commissions issued rulings approving the sale and denying the requests for stays. On July 31, 2002, the New Hampshire commission issued its ruling approving the sale.

     The Securities and Exchange Commission approved the sale on July 30, 2002.

     On July 31, 2002, Vermont Yankee completed the sale of its assets to Entergy. The Company continues to have a 33.23% equity interest in Vermont Yankee Nuclear Power Corporation that will continue as a Vermont-based entity that will administer the purchase power contracts among the former utility owners and Entergy. The Company will continue to receive its 35% entitlement of Vermont Yankee output under the purchase power agreement described above. Additionally, two remaining secondary purchasers will continue receiving a small percentage of the Company's entitlement.

     The sale is expected to save the Company's customers at least $82 million over the remaining 10 years of the plant's operating license.

Vermont Yankee - Operations

     The Vermont Yankee nuclear power plant, which provides more than one-third of the Company's power supply, had a scheduled refueling outage in late April - May 2001; that outage was 11 days shorter than budgeted. The previous refueling outage began in late October 1999 and the plant returned to service in early December 1999. The 1998 refueling outage (March 21-June 3) extended 26 days beyond the scheduled 49 days. The next scheduled refueling outage is October 2002.

     In May 2002, Vermont Yankee had a mid-cycle outage, starting May 11 and ending May 23, in order to repair defective fuel rods. The Company requested and received PSB approval of an Accounting Order to defer incremental capacity and replacement energy costs related to the mid-cycle outage. In the second quarter of 2002, the Company deferred approximately $3.8 million related to the incremental capacity and replacement energy costs resulting from the May 2002 Vermont Yankee mid-cycle outage.

Maine Yankee

     On August 6, 1997, the Maine Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Maine Yankee for less than 5% of its required system capacity. The decommissioning effort continues per project plans. The total expected decommissioning costs for Maine Yankee are $536.0 million in 1998 dollars. The original decommissioning contractor, Stone and Webster, filed for bankruptcy and, in January 2002, Maine Yankee and Federal Insurance agreed on a settlement of the pending litigation arising from contract performance when Stone and Webster went into bankruptcy. A settlement payment of $44.0 million has been deposited into the Maine Yankee Decommissioning Trust Fund. In the second quarter of 2002, the State of Maine withdrew from Texas compact (planned low-level waste facility in Texas) due to the 1997 closure of Maine Yankee and the inability of the State of Texas to build the disposal facility in a timely manner. Maine Yankee believes that its withdrawal from the compact is justified but cannot predict with certainty if this will be challenged. Future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee, including the insurance settlement and withdrawal from the Texas Compact are currently estimated to be approximately $458.6 million; the Company's share is expected to be approximately $9.2 million to be paid over the period 2002 through 2008.

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

Yankee Atomic

     In 1992, the Yankee Atomic nuclear power plant was retired from commercial operation. The Company relied on Yankee Atomic for less than 1.5% of its system capacity. As of July 2000, Yankee Atomic had collected from its sponsors sufficient funds, based on a current forecast, to complete the decommissioning effort and to recover all other FERC-approved costs of service. Therefore, Yankee Atomic discontinued billings to its sponsors pending the need to increase or decrease the funds available for the completion of its financial obligations, including decommissioning. Such a change would require a FERC review and approval. Yankee Atomic is decommissioning the site as planned.

Maine Yankee, Connecticut Yankee and Yankee Atomic Decommissioning Costs

     Currently, costs billed to the Company by Maine Yankee and Connecticut Yankee, including a provision for ultimate decommissioning of the units, are being collected from the Company's customers through existing retail and wholesale rate tariffs. As of December 31, 2000, the Company completed its obligation for decommissioning costs based on current estimates related to Yankee Atomic. The Company's share of remaining costs with respect to Maine Yankee and Connecticut Yankee's decisions to discontinue operation were estimated to be $8.7 million and $4.1 million, respectively, at June 30, 2002. These amounts are subject to ongoing review and revisions and are reflected in the accompanying Consolidated Balance Sheet both as regulatory assets and nuclear dismantling liabilities (current and non-current).

     The decision to prematurely retire these nuclear power plants was based on economic analyses of the costs of operating them compared to the costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. This would have the effect of lowering costs to customers. The Company believes that based on the current regulatory process, its proportionate share of Maine Yankee, Connecticut Yankee and Yankee Atomic decommissioning costs will be recovered through the regulatory process and, therefore, the ultimate resolution of the premature retirement of the three plants has not and should not have a material adverse effect on the Company's earnings, financial condition or cash flow.

     The Company is responsible for paying its entitlement percentage of decommissioning costs for Connecticut Yankee, Maine Yankee and Yankee Atomic, as well as its joint-ownership percentage of decommissioning costs for Millstone Unit #3. The staff of the Securities and Exchange Commission has questioned certain current accounting practices of the electric utility industry, including the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In August 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). This statement provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company has identified potential retirement obligations associated with the decommissioning of its nuclear facilities, but has not yet completed its assessment. This statement is effective for the Company on January 1, 2003. The Company has not yet quantified the impacts, if any, of adopting SFAS No. 143 on its financial statements.

Cogeneration/Independent Power Qualifying Facilities

     The Company purchases power from a number of Independent Power Producers ("IPPs") who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, biomass and refuse-burning generation. The majority of these purchases are made from a state-

appointed purchasing agent who purchases and redistributes the power to all Vermont utilities pursuant to PSB Rule 4.100. Under these long-term contracts, for the six months ended June 30, 2002, the Company received 116,029 mWh of which 86,272 mWh was allocated to the Company by the Purchasing Agent, VEPP Inc. and 18,288 mWh was purchased by Connecticut Valley, the Company's wholly owned New Hampshire subsidiary, from a waste-to-energy electric generating facility owned by Wheelabrator Claremont Company, L.P.

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

     The IPPs also filed a related proceeding in the Washington County Superior Court contending that the PSB rules pertaining to IPPs, which the utilities have relied upon, in part, in their Petition before the PSB, contains a so-called "scrivener's error." By motion filed in the Superior Court in September 2000, the IPPs sought summary judgement in this action. On January 19, 2001, the Washington County Superior Court dismissed the IPPs' action, which the IPPs appealed to the Vermont Supreme Court. The IPPs also asked the Vermont Supreme Court to stay the proceeding before the PSB pending the outcome of their appeal. By order dated April 5, 2001, the Vermont Supreme Court denied the IPPs' request for a stay. By Order dated April 22, 2002, the Vermont Supreme Court denied the IPP's appeal. By Motion of May 3, 2002, the IPPs sought re-argument before the Vermont Supreme Court in this matter, which request was also rejected by the Court.

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
  the agreement of the IPPs to support efforts before the Vermont General Assembly and the PSB to authorize securitization (which efforts have resulted in the enactment of Act No. 145 of the 2002 General Assembly which authorizes the issuance of securitization orders by the PSB and creates a new state entity to issue mitigation bonds to pay for the buydowns of certain of the Purchasing Agent's IPP contracts) and to negotiate for the buy-out and buy-down of the IPP contracts with the goal of achieving additional power cost savings; and
  a global resolution of various related issues.

     At this time, proceedings are continuing in PSB Docket No. 6270 to consider the Memorandum of Understanding. Technical Hearings were held before the PSB's Hearing Officer on May 1 and 2, 2002. At the hearings, certain of the non-petitioning Vermont utilities and the DPS argued that all Vermont electric utility customers should be permitted to share in the benefits arising under the Memorandum of Understanding. Subject to this and other conditions, the DPS argued that the Memorandum of Understanding should be approved. A decision is expected by the end of 2002.

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

Production and transmission  The increase of $1.3 million for the second quarter and $0.8 million in the first half of 2002 compared to 2001 resulted mostly from higher ISO-New England transmission congestion charges and lower production costs in 2001.

Other operation expenses The decrease of approximately $1.6 million for the second quarter and $2.4 million for the first half of 2002 versus 2001 resulted primarily from a reduction of environmental reserves and decreased conservation and load management costs in 2002, as a result of the Vermont Energy Efficiency Utility, partially offset by an increase in bad debt reserves due to certain bankruptcies.

Maintenance expenses  The $0.3 million decrease in maintenance expense in the second quarter and $1.0 million in the first half of 2002 compared to 2001 is primarily due to lower storm restoration costs and lower costs associated with the Company's share of Millstone Unit #3.

Other taxes, principally property taxes  Other taxes increased by $0.4 million in the second quarter and $0.5 million in the first half of 2002, primarily due to increases in property taxes, resulting from Vermont's Act 60 assessments.

Income taxes  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences. Income taxes decreased in the second quarter and first half of 2002 compared to 2001 due to changes in permanent differences for the periods.

Other income and deductions  Other income and deductions increased $8.3 million for the second quarter and
$7.8 million in the first half of 2002 compared to 2001 mostly due a one-time pre-tax write-off of $9.0 million of certain regulatory assets in June 2001 related to the Company's June 26, 2001 rate case settlement, offset by the Company's decision to discontinue Eversant's efforts to pursue non-regulated business opportunities in the first quarter of 2002, lower Catamount equity losses, lower interest and dividend income and higher life insurance expense in the second quarter due to market fluctuations.

Other interest expense  The $0.5 million decrease in Other interest expense in the second quarter and $0.4 million decrease in the first half of 2002 compared to 2001 was due to the settlement of an IRS interest expense accrual previously recorded in the fourth quarter of 2001.

Other adjustments  The $0.1 million decrease in Other Adjustments in the second quarter of 2002 versus 2001 resulted primarily from an adjustment to retained earnings related to stock option exercises.

Liquidity and Capital Resources

     The Company's liquidity is primarily affected by the level of cash generated from operations and the funding requirements of its ongoing construction programs. The Company's capital expenditure projections for the years 2002 through 2006 total approximately $90.0 million; these projections are revised from time-to-time to reflect changes in conditions. Net cash flow provided by operating activities generated $16.8 million and $8.1 million of cash for the six months ended June 30, 2002 and 2001, respectively.

     The Company ended the first six months of 2002 with cash and cash equivalents of $48.0 million, an increase of $2.5 million from the beginning of the year. The increase in cash for 2002 was the result of $16.8 million provided by operating activities, offset by $7.1 million used for investing activities and $7.2 million used for financing activities.

     Operating Activities Net income and depreciation, deferred income taxes and investment tax credits provided cash of $18.1 million. Approximately $1.3 million of cash was used by working capital and other operating activities.

     Investing Activities Construction and plant expenditures used cash of approximately $6.4 million and $0.7 million was used for non-utility investments, primarily related to Catamount's investment in Gauley River Power Partners, L.P. ("Gauley River").

     Financing Activities Dividends paid on common stock were $5.1 million, while preferred stock dividends were $0.8 million. The retirement of preferred stock required $1.0 million and the pay down of capital lease obligations required $0.6 million. Net long-term debt used $0.1 million and the sale of common stock from the Company's Treasury shares provided $0.4 million.

Utility

     The 8.3% Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1.0 million per annum and, at its option, the Company may redeem at par an additional non-cumulative $1.0 million per annum. The Company paid the mandatory sinking fund payment in the amount of $1.0 million in the first quarter of 2002. The Company is in the process of repurchasing $3.0 million of its 8.3% series preferred stock from the Company's preferred shareholders, and expects to complete the transaction in the third quarter of 2002.

     The Company has an aggregate of $16.9 million of letters of credit with Citizen's Bank of Massachusetts, expiring on August 31, 2003. These letters of credit support three series of Industrial Development/Pollution Control Bonds, totaling $16.3 million. The letter of credit that supports the $5.5 million Seabrook bonds will be effective on August 22, 2002, when the Company expects to have in place a supplemental indenture allowing the letter of credit to transfer. These letters of credit are secured by a first mortgage lien on the same collateral supporting the Company's first mortgage bonds.

     The Company's long-term debt arrangements contain financial and non-financial covenants. At June 30, 2002, the Company was in compliance with all debt covenants related to its various debt agreements.  Substantially all Vermont utility property and plant is subject to liens under the First and Second Mortgage Bonds.

Non-Utility

     In 1998, Catamount replaced its $8.0 million credit facility with a $25.0 million revolving credit/term loan facility, maturing November 2006, which provides for up to $25.0 million in revolving credit loans and letters of credit, of which $21.3 million was outstanding at June 30, 2002. The interest rate is variable, prime-based. Catamount's assets secure the facility. Based on total outstanding debt of $21.5 million at June 30, 2002, including Catamount's office building mortgage, the aggregate amount of Catamount's long-term debt maturities are $3.4 million, $3.2 million, $4.2 million, $5.0 million and $5.7 million for the years 2002 through 2006, respectively. Catamount's long-term debt contains financial and non-financial covenants. At March 31, 2002, Catamount was in compliance with all covenants under the revolver except that Catamount was not in compliance with the projected minimum coverage ratio. The Lender did not declare Catamount in default since the noncompliance was due to the timing of the sale or refinancing of certain Catamount equity investments anticipated to close prior to the end of 2002. At June 30, 2002, Catamount was in compliance with all covenants under the revolver.

     In 1999, SmartEnergy Water Heating Services, Inc. ("SEWHS"), a wholly owned subsidiary of Eversant, secured a $1.5 million, seven-year term loan with Bank of New Hampshire with an outstanding balance of $1.0 million at June 30, 2002. The interest rate is fixed at 9.5% per annum. Based on outstanding debt at June 30, 2002, the aggregate amount of SEWHS's long-term debt maturities are $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million for the years 2002 through 2006, respectively. SEWHS's long-term debt contains financial and non-financial covenants. At June 30, 2002, SEWHS was in compliance with all debt covenants related to its various debt agreements.

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

Diversification

     Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities. Catamount, a subsidiary of Catamount Resources Corporation, invests through its wholly owned subsidiaries in non-regulated energy generation projects in North America and Western Europe. Through its wholly owned subsidiaries, Catamount has interests in ten operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; Thuringen, Germany; Mecklenburg-Vorpommern, Germany; Fort Dunlop, England; and Summersville, West Virginia.

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

     Catamount has projects under development in the United States and Western Europe. In June 2001, Catamount established Catamount Development GmbH, a German corporate entity, 100% owned by Catamount Heartlands Corp., a wholly owned subsidiary of Catamount. The company was formed to hold Catamount's interests in German "greenfield" development projects or projects that would be purchased by Catamount in early- to mid-stage development. In February 2002, Catamount entered into a joint venture agreement with North American Renewables Corp., a subsidiary of Group EHN-Iberdrola, named New England Windpower. The purpose of the joint venture is to develop, own and operate wind projects in New England. Additionally, in February 2002, Catamount entered into a joint development agreement with force9energy Ltd. of England to develop wind projects in England, Scotland and Wales.

     At December 31, 2001, the Company made the decision to actively market for sale its project interest in Gauley River. In the fourth quarter, Catamount recorded an after-tax impairment charge to earnings of $1.4 million associated with its interests in Gauley River. The impairment was based on bids received from third parties, less estimated costs to sell. Catamount entered into a Purchase and Sale Agreement, dated June 30, 2002, with a third party, for the sale of its Gauley River investment interests. The sale is subject to the approval of the FERC and the Hart-Scott Rodino notification and various consents. Catamount expects the sale to be finalized in the fourth quarter of 2002. The Company expects the proceeds from the sale to approximate the net book value of its investment in Gauley River.

     The final $1.0 million payment pursuant to the settlement agreement with Black & Veatch Construction, Inc. for cost overruns associated with the construction of Summersville Hydroelectric Power Station, owned by Gauley River, was made on March 31, 2002.

     Although Catamount has a controlling interest in Gauley River, this investment has not been consolidated in the accompanying financial statements since it is Management's intention to sell this project, and therefore, control is considered temporary. For equity accounting purposes, the Gauley River investment is treated as 100% ownership. The Gauley River project has total assets of $56.9 million and total liabilities of $46.7 million at June 30, 2002.

     Catamount's Fibrothetford Limited ("Fibrothetford") equity investment has been reduced to zero as a result of losses incurred to date. Continuing equity losses have been applied as a reduction to Catamount's note receivable balance from Fibrothetford. Catamount will also reserve against future interest income on the note receivable, which is expected to be approximately $1.7 million over the next twelve months.

     At December 31, 2001, Catamount's Fibrothetford investment was classified as a current equity investment. Catamount is actively marketing its interests in Fibrothetford; Management, however, cannot predict whether a sale will ultimately occur. In the fourth quarter of 2001, Catamount recorded an after-tax impairment charge to earnings of $3.2 million. Also, a valuation allowance for the $2.2 million deferred tax asset was recorded. The impairment charge was based on review of expected future cash flows and expected market value of Catamount's interest given the project's current financial condition.

     Fibrothetford is seeking to refinance its debt and anticipates the earliest a refinancing can occur is 2003. In order for the refinancing to be successful in 2003, Fibrothetford must either be exempted from or be able to comply with the new emissions standards established by the European Union effective December 31, 2005. Management cannot predict whether Fibrothetford will ultimately be successful in the refinancing of its debt.

     In the fourth quarter 2001, Catamount recorded impairment charges for all of its interests in the Rupert and Glenns Ferry projects for a total after-tax charge of $3.0 million. This charge reduced the value of these investments to zero. The impairment charges were the result of the deteriorating financial condition of the projects' steam hosts that are essential to the projects' Qualifying Facility status and long-term viability. In June 2002, the steam host for Rupert sold its manufacturing operations and on June 25, 2002, Rupert entered into a new thermal energy service agreement with the new steam host. As a result of the steam host restructuring, Catamount reassessed its investment in Rupert and reinstated the equity method of accounting for its investment. In July 2002, the steam host for Glenns Ferry sold its manufacturing operations and on July 9, 2002, Glenns Ferry entered into a new thermal energy service agreement with the new steam host. In May 2002, Rupert and Glenns Ferry were issued an Events of Default notice by their lender. The steam host restructurings cured most of the events of default identified in the Events of Default notices. The remaining defaults should be cured over the next several months.

     In August 2002, Catamount began to actively market for sale its project interests in Rupert and Glenns Ferry.

     Catamount's after-tax earnings were $0.5 million and $0.2 million for the second quarter of 2002 and 2001, respectively, and $0.9 million and $0.5 million for the first six months of 2002 and 2001, respectively.

     Eversant, also a subsidiary of Catamount Resources Corporation, invests in unregulated energy and service-related businesses. Eversant had a 12.1% ownership interest, on a fully diluted basis, in HSS as of June 30, 2002. HSS establishes a network of affiliate contractors who perform home maintenance repair and improvements via membership. HSS began operations in 1999 and is subject to risks and challenges similar to a company in the early stage of development. HSS launched a Commercial Services division in 2001, which meets the needs of small businesses, building owners and property managers. In May 2001, Eversant entered into a convertible loan agreement with HSS and Jupiter Capital ("Jupiter"). Under the agreement, Eversant loaned HSS $2.0 million and Jupiter loaned HSS $5.0 million, which, along with current debt balances and accrued interest, was converted to preferred securities when HSS received an additional cash investment from Jupiter in August 2001. In September 2001, Eversant recorded a $1.2 million after-tax write-down of its investment in HSS to fair value. Eversant has previously recorded losses of $9.0 million related to its investment in HSS. At year end, Jupiter committed, based upon continued satisfactory operating progress, to provide an additional $5.0 million in funding to the business over time. The first $1.0 million was invested in December 2001 and Jupiter received options to acquire up to an aggregate of $4.0 million in preferred securities. Jupiter has invested a total of $4.0 million in 2002, and predicts that an additional $2.0-$3.0 million in funding above the $5.0 million may be required and they are currently talking to other parties about providing this capital. As of July 2002, Eversant's fully diluted ownership position in HSS, after the $5.0 million Jupiter investment is 12.0%.

     Eversant's share of the HSS losses for 2002 was zero as the Company's equity investment was reduced to zero as a result of losses incurred to date. As of June 30, 2002, Eversant has a preferred equity investment in HSS of $1.4 million, recorded at estimated fair value.

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

Overall, Eversant had consolidated after-tax earnings of $0.2 million and after-tax losses of $0.1 million for the second quarter of 2002 and 2001, respectively, and after-tax losses of $0.4 million and $0.2 million for the first six months of 2002 and 2001, respectively.

Rates and Regulation

     The Company recognizes that adequate and timely rate relief is necessary if it is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be automatically passed on to consumers through rate adjustment clauses. The Company intends to continue its practice of periodically reviewing costs and requesting rate increases when warranted. The Company currently plans, absent any unforeseen developments, to refrain from changing rates for its Vermont utility customers until 2006.

     See Notes 2 and 5 to the Consolidated Financial Statements for information related to Vermont Retail Rates.

Electric Industry Restructuring

     The electric utility industry is in a period of transition that in some cases has resulted in a shift away from ratemaking based on cost of service and return on equity to more market-based rates with energy sold to customers by competing retail energy service providers. Many states, including New Hampshire, where the Company does business, are exploring new mechanisms to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system. Recent events, including those related to restructuring in California, uncertainties concerning the operations of the wholesale markets in New England, and the demise of major wholesale power marketing companies such as Enron, have resulted in a slowdown of the restructuring process in Vermont.

Vermont

     There have been three primary sources of Vermont governmental activity in attempting to restructure the electric industry in Vermont: 1) the Governor's Working Group, created by the Governor of Vermont; 2) the PSB's Docket No. 6140 through which the PSB considered proposals to restructure committed utility power supply arrangements; and 3) the PSB's Docket No. 6330, through which the PSB considered the establishment of policies and procedures to govern retail competition within the Company's service territory. At this time, the PSB has concluded its investigation into the restructuring of committed power supply arrangements in Docket No. 6140 and the proceeding has been closed. Additionally, in December 2001, the PSB issued an order closing Docket No. 6330. As a result, the Company cannot determine when or if retail competition will be introduced within the Company's Vermont service territory.

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

     Historically, electric utility rates in Vermont and New Hampshire have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. SFAS No. 71 requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

     As described in Note 1 of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report on Form 10-K, the Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont and New Hampshire service territory and FERC-regulated wholesale businesses. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations of approximately $29.0 million on a pre-tax basis as of June 30, 2002. See Note 2, Regulatory Accounting, for more detail. Criteria that give rise to the discontinuance of SFAS No. 71 include 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.

     On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which replaces SFAS No. 121, which the Company previously adopted on January 1, 1996. As with SFAS No. 121, SFAS No. 144 requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon future cash flows. SFAS No. 144 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of June 30, 2002, based upon the regulatory environment within which the Company currently operates, SFAS No. 144 did not have an impact on the Company's regulated businesses. Competitive influences or regulatory developments may impact this status in the future.

     Because the Company is unable to predict what form possible future restructuring legislation will take, it cannot predict if or to what extent SFAS No. 71 and 144 will continue to be applicable in the future. Also, see Note 10, Recent Accounting Pronouncements. If the Company is unable to mitigate or otherwise recover stranded costs that could arise from any potentially adverse legislation or regulation, the Company would have to assess the likelihood and magnitude of losses incurred under its power contract obligations.

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

     The Company is involved in litigation in the normal course of business, which the Company does not believe will have a material adverse effect on the financial position or results of operations, except as otherwise disclosed herein

Item 2.	None.
Item 3.	None.
Item 4.	None.
Item 5.	None.
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits
		99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Item 4.	Dated July 22, 2002 re: Company's decision to engage the firm of Deloitte & Touche LLP to serve as independent auditors for the 2002 calendar year.
Dated July 22, 2002 Amendment re: Company's decision to engage the firm of Deloitte & Touche LLP to serve as independent auditors for the 2002 calendar year.
		Item 5.	Dated July 24, 2002 re: Non-Vermont Sponsors if Vermont Yankee to assign to ENVY full share of any payment of excess decommissioning funds.
Dated July 31, 2002 re: Vermont Yankee Press Release announcing completion of sale to Entergy Nuclear Vermont Yankee to which the Company is a party.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)

By	/s/ Jean H. Gibson
Jean H. Gibson Senior Vice President, Principal Financial Officer, and Treasurer

Dated    August 13, 2002

Exhibit Index
Exhibit Number	Exhibit Title
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.