Form 10-K
period 2002-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2003-03-19
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8222

Central Vermont Public Service Corporation
(Exact name of registrant as specified in its charter)
Vermont (State of other jurisdiction incorporation or organization)	03-0111290 (IRS Employer Identification No.)
77 Grove Street, Rutland, Vermont (Address of principal executive offices)	05701 (Zip Code)
Registrant's telephone number, including area code	(802) 773-2711

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock $6 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes        No   X

Cover page

     State the aggregate market value of the voting stock held by non-affiliates of the registrant:  $199,949,223 based upon the closing price as of January 31, 2003 of Common Stock, $6 Par Value, on the New York Stock Exchange as reported in the Eastern Edition of the Wall Street Journal.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock: As of January 31, 2003, there were outstanding 11,761,719 shares of Common Stock, $6 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 6, 2003 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, is incorporated by reference in Items 10, 11, 12, and 13 of Part III of this Form 10-K.

Cover page continued

Form 10-K - 2002

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

2 18 18 18
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

19 20 21 44 85
PART III
Item 10. Item 11. Item 12. Item 13. Item 14.

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
Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

85 85 85 85 86
PART IV
Item 15. Signatures

Exhibits, Financial Statement Schedules, and Reports
  on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

86 109
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 . . . . . . . . . . . . . . . . . . . . . . . . . .	110

PART I

Item 1.    Business

Overview

     Central Vermont Public Service Corporation (the "Company"), incorporated under the laws of Vermont on August 20, 1929, is engaged in the purchase, production, transmission, distribution and sale of electricity. The Company has various wholly and partially owned subsidiaries. These subsidiaries are described below.

     The Company is the largest electric utility in Vermont and serves 147,033 customers in nearly three-quarters of the towns, villages and cities in Vermont. In addition, the Company supplies electricity to one municipal utility, one rural cooperative, and one private utility.

     The Company's sales are derived from a diversified customer mix. The Company's sales to residential, commercial and industrial customers accounted for 79 percent of total mWh sales for 2002. Sales to the five largest retail customers receiving electric service from the Company during the same period aggregated about 6 percent of the Company's total electric revenues for the year. The Company's resale firm sales accounted for approximately 5 percent and other resale sales which include contract sales, opportunity sales, sales to ISO-New England and short-term system capacity sales accounted for approximately 16 percent of total mWh sales for 2002.

     The Company's wholly owned subsidiary, Connecticut Valley Electric Company Inc. ("Connecticut Valley"), incorporated under the laws of New Hampshire on December 9, 1948, distributes and sells electricity in parts of New Hampshire bordering the Connecticut River. It serves 10,629 customers in 13 communities in New Hampshire. Connecticut Valley's sales are also derived from a diversified customer mix. Connecticut Valley's sales to residential, commercial and industrial customers accounted for 99.5 percent of total mWh sales for 2002. Sales to its five largest retail customers during the same period aggregated about 16 percent of Connecticut Valley's total electric revenues for 2002. On December 5, 2002, the Company reached agreement for the sale of Connecticut Valley to Public Service Company of New Hampshire ("PSNH"). See New Hampshire Retail Rates below for additional information related to the sale.

     The Company owns 50.6 percent of the common stock and 46.6 percent of the preferred stock of Vermont Electric Power Company, Inc. ("VELCO"). In the third quarter of 2002, the Company's ownership in VELCO changed from 56.8 percent to 50.6 percent as a result of other owners acquiring additional shares of VELCO's Class C common stock. VELCO owns the high voltage transmission system in Vermont. VELCO's wholly owned subsidiary, Vermont Electric Transmission Company, Inc. ("VETCO"), was formed to finance, construct and operate the Vermont portion of the 450 kV DC transmission line connecting the Province of Quebec with Vermont and New England.

     The Company owns 33.23 percent of the common stock of Vermont Yankee Nuclear Power Corporation ("VYNPC"). The Company's ownership percentage changed from 31.3 percent to 33.23 percent in the first quarter of 2002, related to the buy-back of shares held by minority owners of the plant. VYNPC was formed by a group of New England utilities for the purpose of constructing and operating a nuclear-powered generating plant in Vernon, Vermont. On July 31, 2002, VYNPC completed the sale of the Vermont Yankee nuclear power plant to Entergy Nuclear Vermont Yankee, LLC ("Entergy"). VYNPC will continue as a Vermont-based corporation and will administer the purchased power contracts among the former plant owners and Entergy. For additional information see discussion of Equity Ownership in Plants below.

     The Company owns 2 percent of the outstanding common stock of Maine Yankee Atomic Power Company, 2 percent of the outstanding common stock of Connecticut Yankee Atomic Power Company and 3.5 percent of the outstanding common stock of Yankee Atomic Electric Company. For additional information see Nuclear Decommissioning Costs below.

     The Company's wholly owned subsidiary, Catamount Energy Corporation, was formed for the purpose of holding the Company's subsidiaries that invest in unregulated business opportunities. One of its subsidiaries, Catamount Energy Corporation, invests through its wholly owned subsidiaries in non-regulated energy generation projects in North America and Western Europe. Another of its subsidiaries, Eversant Corporation, engages in the sale or rental of electric water heaters through a subsidiary, SmartEnergy Water Heating Services, Inc. to customers in Vermont and New Hampshire. See PART II Item 7, and Item 8, Notes 3 and 14, for additional information regarding the Company's diversification activities.

     Other wholly owned subsidiaries of the Company include:

  C.V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business.
  Central Vermont Public Service Corporation - East Barnet Hydroelectric, Inc. which was created for the purpose of financing and constructing a hydroelectric facility in Vermont, which became operational September 1, 1984 and has been leased and operated by the Company since its in-service date.
  Custom Investment Corporation, which was formed for the purpose of holding passive investments, including the stock of the Company's subsidiaries that invest in regulated business opportunities.

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

     The Company has nine licenses that will expire in the future at various times under PART I of the Federal Power Act for twelve of its hydroelectric plants. Two additional projects have initial license applications pending. The Company has obtained an exemption from licensing for the Bradford and East Barnet projects.

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

Nuclear Matters

     The nuclear generating facilities in which the Company has an interest are subject to extensive regulations by the Nuclear Regulatory Commission ("NRC"). The NRC is empowered to regulate the siting, construction and operation of nuclear reactors with respect to public health, safety, and environmental and antitrust matters. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of units for which operating licenses have already been issued, or impose new conditions on such licenses, and may require that the operation of a unit cease or that the level of operation of a unit be temporarily or permanently reduced. See discussion of Nuclear Decommissioning Costs below.

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

     An amendment to 30 V.S.A. Section 212(a) enacted May 28, 1987 authorizes the Vermont Department of Public Service ("DPS") to purchase and distribute power at retail to all consumers of electricity in Vermont, subject to certain preconditions specified in new sections 212(b) and 212(c). Section 212(b) provides that a review board consisting of the Governor and certain other designated legislative officers review and approve any retail proposal by the DPS if they are satisfied that the benefits outweigh any potential risk to the State. However, the DPS may proceed to file the retail proposal with the PSB either upon approval by the review board or the failure of the PSB to act within sixty (60) days of the submission. Section 212(c) provides that the DPS shall not enter into any retail sales arrangement before the PSB determines and approves certain findings. Those findings are (1) the need for the sale, (2) the rates are just and reasonable, (3) the sale will result in economic benefit, (4) the sale will not adversely affect system stability and reliability and (5) the sale will be in the best interest of ratepayers.

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

     The electric utility industry is in a period of transition that in some cases has resulted in a shift away from ratemaking based on cost of service and return on equity to more market-based rates with energy sold to customers by competing retail energy service providers. Many states, including New Hampshire, where the Company does business, have implemented new mechanisms to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system. However, since 2001, the pace of transition slowed due primarily to public and governmental reactions to issues associated with deregulation efforts in California and the collapse of its wholesale electricity market.

     For a further discussion relating to Electric Industry Restructuring in Vermont and New Hampshire see PART II Item 7, herein. See Wholesale Rates below, for a discussion relating to the Company's wholesale electric business.

RATE DEVELOPMENTS

Vermont Retail Rates

     The Company recognizes that adequate and timely rate relief is necessary if it is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be automatically passed on to consumers through rate adjustment clauses. The Company intends to continue its practice of periodically reviewing costs and requesting rate increases when warranted. The Company currently plans, absent any unforeseen developments, to refrain from changing rates for its Vermont utility customers until at least 2006.

     2000 Retail Rate Case: In an effort to mitigate eroding earnings and cash flow prospects in the future, due mainly to under-recovery of power costs, on November 9, 2000, the Company filed with the PSB a request for a 7.6 percent rate increase, or $19 million per annum, effective July 24, 2001. The PSB suspended the rate filing and a schedule was set to review the case.

     On June 26, 2001, the PSB issued an order approving the Company's May 7, 2001 rate case settlement with the DPS. The rate order ended uncertainty over the future recovery of Hydro-Quebec contract costs, allowed a 3.95 percent rate increase, made the January 1, 1999 temporary rates permanent, permitted a return on equity of 11.0 percent, for the 12 months ending June 30, 2002 for the Vermont utility, and created new service quality standards. The Company also agreed to a $9 million one-time write-off ($5.3 million after-tax) of regulatory assets, which was recorded in June 2001, and a rate freeze through January 1, 2003.

     In addition to the provisions outlined above, the rate order requires the Company to return up to $16 million to ratepayers in the event of a merger, acquisition or asset sale if such sale requires PSB approval. The 3.95 percent rate increase became effective with bills rendered July 1, 2001.

     In 2002, the Vermont utility earned approximately $0.4 million, on an after-tax basis, above its allowed rate of return of 11.0 percent. In accordance with its rate case settlement, the Company reduced the Vermont utility's earnings by that amount to satisfy its earnings cap requirement. The Company and DPS are currently in discussions as to the balance sheet classification so as to preserve ratepayer benefit as required by the rate case settlement.

     Also see PART II Item 7, and Item 8, Note 12 herein.

New Hampshire Retail Rates

     Connecticut Valley's retail rate tariffs, approved by the NHPUC, contain a Fuel Adjustment Clause ("FAC") and a Purchased Power Cost Adjustment ("PPCA"). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity, which are reconciled when actual data is available. The reconciliation for 2002 was an over-collection of $215,093 for the FAC and an under-collection of $131,172 for the PPCA. The reconciliation for 2001 was an under-collection of $260,834 for the FAC and an over-collection of $812,472 for the PPCA.

     Connecticut Valley's retail rate tariffs also provide for a Conservation and Load Management Percentage Adjustment ("C&LMPA") for residential and commercial/industrial customers in order to collect forecast Conservation and Load Management ("C&LM") costs. The forecast costs are updated effective January 1 of each year and are reconciled when actual data are available. In addition, Connecticut Valley's earnings reflect the recovery of lost revenues related to fixed costs which Connecticut Valley fails to otherwise recover as a result of C&LM activities. The NHPUC had approved the termination of C&LM activities by Connecticut Valley at the end of 1998. The NHPUC issued an order allowing an adequate level of recovery of lost revenues and administration C&LM costs for 2001 and 2002.

     On June 1, 2000, the New Hampshire electric utilities began delivery of consistent, statewide energy efficiency programs. The NHPUC had previously approved the design of common, core efficiency programs and on February 27, 2002, Connecticut Valley proposed implementation of specific, non-core energy efficiency programs with recovery of costs for all the energy efficiency programs via an Interim 2002 - 2003 Conservation and Load Management Percentage Adjustment effective June 1, 2002. Connecticut Valley had ceased providing such programs in 1997. On May 31, 2002, the NHPUC approved Connecticut Valley's proposal including a 1.4 percent increase in average retail rates to recover the costs. As required by the NHPUC order, the efficiency programs and related rate increase became effective June 1, 2002.

     On October 1, 2002, Connecticut Valley implemented New Hampshire's statewide low-income energy assistance program referred to as the Tiered Discount Program ("TDP"). Under this NHPUC approved program, New Hampshire electric utilities collect a system benefits charge, apply discounted rates to participant bills, forgive any past due balances at August 31, 2002, deduct any authorized start-up and administrative costs, and remit the balance to the state. A statewide system benefits charge fund makes up the shortfall if the system benefits charge does not wholly reimburse a particular utility. The NHPUC also approved a $0.0012 per kWh surcharge for Connecticut Valley (which is not subject to the system benefits charge) to fund the TDP.

     On December 20, 2002, the NHPUC approved Connecticut Valley's FAC and PPCA rates for 2003 and on December 30, 2002 the NHPUC approved Connecticut Valley's Business Profits Tax Adjustment Percentage for 2003. The 2003 rates are effective January 1, 2003 and result in an overall 8.5 percent rate increase with a revenue increase of $1.6 million.

     See PART II Item 8, Note 12 herein for information regarding New Hampshire Retail Rates.

     Connecticut Valley Sale On December 5, 2002, the Company reached agreement for the sale of Connecticut Valley to Public Service Company of New Hampshire ("PSNH"), New Hampshire's largest electric utility. The sale agreement is the result of months of negotiations among Connecticut Valley, the Company, the Governor's Office of Energy and Community Services, staff of the NHPUC, the Office of Consumer Advocate, the City of Claremont and New Hampshire Legal Assistance. Management believes the sale agreement, as structured, should resolve all issues in litigation over New Hampshire's restructuring plan, Connecticut Valley's rates, recovery of stranded costs and renders moot a pending exit fee decision by the FERC. The proposed closing date for the sale is January 1, 2004.

     Under the terms of the sale agreement, PSNH will pay the Company the book value for Connecticut Valley's franchise utility assets, which approximates $9 million at December 31, 2002. PSNH will acquire Connecticut Valley's poles, wires, substations and other facilities, as well as several independent power obligations, including the Wheelabrator contract. Contemporaneously with the sale, PSNH will pay an additional $21 million to the Company as a stranded cost reimbursement for the power resources the Company acquired to serve Connecticut Valley's customers.

     The FERC, the NHPUC and possibly the SEC must approve the sale. In addition, as a condition of the sale, the NHPUC must approve the pending settlement in the Wheelabrator docket.

     If the sale transaction does not close, and if there is an adverse resolution of the pending FERC exit fee proceeding, these events would have a material adverse effect on the Company's results of operations, financial condition and cash flows. However, the Company cannot predict the ultimate outcome of this matter.   See PART II Item 8, Note 12 herein for information regarding the Connecticut Valley sale.

     Wholesale Rates  The Company sells firm power to Connecticut Valley under a wholesale rate schedule based on forecast data for each calendar year, which is reconciled to actual data annually. The rate schedule provides for an automatic update of annual capacity rates, as well as a subsequent reconciliation to actual data. The Company filed and the FERC approved 1) a revenue decrease of $1,983,000, or 15.1 percent, for 2002 power costs; 2) a reconciliation of 2001 revenues to actual costs which resulted in a refund of $876,000, including interest; and 3) a revenue decrease of $1,266,000, or 10.6 percent, for 2003 power costs. A significant portion of the 2003 power cost decrease will be partially offset by a significant increase in monthly energy charges, related to a full year effect of the sale of Vermont Yankee, as discussed below.

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

     On October 29, 2002, the Company, jointly with the NHPUC, requested that the FERC defer issuance of its final exit fee order to allow for Connecticut Valley to continue working for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On December 5, 2002, Connecticut Valley, the State of New Hampshire, the City of Claremont and PSNH reached agreement for the sale of Connecticut Valley to PSNH. Under the terms of the agreement, which is described in more detail above, PSNH will pay an additional $21 million to the Company as a stranded cost reimbursement for the power resources the Company acquired to serve Connecticut Valley's customers, thus rendering moot the exit fee decision by the FERC.

     Absent the sale, if the Company was unable to obtain approval by the FERC of an exit fee from its power supply arrangement and Connecticut Valley was forced to terminate its relationship as a wholesale customer of the Company (the earliest termination date that could presently occur pursuant to the wholesale rate schedule is December 31, 2004) it is possible that the Company would be required to recognize a pre-tax loss under the power supply arrangement totaling approximately $27.4 million as of December 31, 2004. The Company would also be required to write-off approximately $0.6 million pre-tax of regulatory assets associated with its wholesale business as of December 31, 2004. The sale of Connecticut Valley to PSNH as currently structured, which includes the receipt of $21 million in stranded cost recovery, is expected to resolve these issues. However, Management cannot predict whether the sale will occur under these terms.

     Independent Power Producers Connecticut Valley purchases power from several Independent Power Producers, who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. For the 12 months ended December 31, 2002, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 39,258 mWh, of which 93 percent was purchased from Wheelabrator Claremont Company, L.P., ("Wheelabrator") who owns a waste-to-energy electric generating facility. Connecticut Valley had filed a complaint with the FERC stating its concern that Wheelabrator has not been a qualifying facility since the facility began operation. On February 11, 1998, the FERC issued an Order denying Connecticut Valley's request for a refund of past purchased power costs and lower future costs. Connecticut Valley filed a request for rehearing with the FERC on March 13, 1998, which was denied. Connecticut Valley appealed to the D.C. Circuit Court of Appeals, which denied the appeal, but indicated that Connecticut Valley could seek relief from the NHPUC. On May 12, 2000, Connecticut Valley filed a petition with the NHPUC seeking 1) to amend the contract to permit purchase of net, rather than gross, output of the facility and 2) a refund, with interest, of past purchases of the difference between net and gross output.

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

     As a condition to the sale of Connecticut Valley to PSNH, the NHPUC must approve the Stipulation of Settlement. Additionally, under the terms of the sale agreement, PSNH will acquire several of Connecticut Valley's independent power obligations, including the Wheelabrator contract. See PART II Item 8, Note 12 herein for information regarding the Wheelabrator contract.

POWER RESOURCES

Overview

     The Company's and Connecticut Valley's energy generation and purchased power required to serve their retail and firm wholesale customers was 2,541,533 mWh for the year ended December 31, 2002. The maximum one-hour integrated demand during that period was 423.9 mW, which occurred on December 3, 2002. The Company's and Connecticut Valley's total energy generation and purchased power in 2002, including that related to all resale customers, was 3,005,349 mWh.

     The following table shows the sources of such energy and capacity available to the Company and Connecticut Valley for the year ended December 31, 2002. For additional information related to purchased power costs, refer to PART II Item 7, herein.

	Year Ended December 31, 2002
	Net Effective Capability 12 Month Average	Generated and Purchased
	MW	mWh	%
Wholly Owned Plants
Hydro	27.9	182,032	6.1
Diesel and Gas Turbine	27.8	3,292	0.1
Jointly Owned Plants
Millstone #3	19.8	150,985	5.0
Wyman #4	11.0	5,873	0.2
McNeil	10.4	36,050	1.2
Major Long Term Purchases
Vermont Yankee (a)	178.2	1,351,872	45.0
Hydro-Quebec	142.8	895,595	29.8
Other Purchases
System and other purchases	88.4	77,110	2.5
Independent power producers	29.2	198,371	6.6
NEPOOL (ISO-New England)	0.0	104,169	3.5
Total	535.5	3,005,349	100.0

    Approximately 60 percent of the mWh generated and purchased from Vermont Yankee were prior to the July 31, 2002 sale of the plant, in which the Company had an equity ownership in the plant. The remaining purchases occurred after the sale under a purchased power agreement as described in more detail below.

Wholly Owned Plants

     The Company owns and operates 20 hydroelectric generating facilities in Vermont, which have an aggregate nameplate capability of 44.7 MW and two oil-fired and one diesel-peaking unit with a combined nameplate capability of 28.9 MW.

Jointly Owned Plants

     The Company has joint-ownership interests in the following generating and transmission plants:

Name	Location	Fuel Type	Ownership	MW Entitlement	Net Generation mWh	2002 Load Factor	Net Plant Investment
Millstone Unit #3	Waterford, CT	Nuclear	1.73%	20.0	150,985	86.2%	$44,958,042

Wyman #4	Yarmouth, ME	Oil	1.78%	11.0	5,873	6.1%	$1,008,011

Joseph C. McNeil	Burlington, VT	Various	20.00%	10.6	36,050	38.8%	$6,069,795

Highgate Transmission Facility	Highgate Springs, VT		47.35%	N/A	N/A	N/A	$7,524,421

     The Company receives its share of output and capacity of Millstone Unit #3, a 1,159 MW nuclear generating facility (see discussion below); Wyman #4, a 619 MW generating facility and Joseph C. McNeil, a 53 MW generating facility.

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

Major long-term power purchase commitments

Hydro-Quebec  The Company is purchasing varying amounts of power from Hydro-Quebec under the Vermont Joint Owners ("VJO") Power Contract through 2016. The VJO includes a group of Vermont electric companies and municipal utilities, of which the Company is a participant. Related contracts were negotiated between the Company and Hydro-Quebec, which in effect altered the terms and conditions contained in the original contract by reducing the overall power requirements and related costs.

     There are specific contractual provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the balance of the VJO participants, including the Company, will "step-up" to the defaulting party's share on a pro rata basis. As of December 31, 2002, the Company's obligation is approximately 46 percent of the total VJO Power Contract through 2016, which translates to approximately $800 million, on a nominal basis, to the Company. The average annual amount of capacity that the Company will purchase from January 1, 2003 through October 31, 2012 is approximately 143 MW, with lesser amounts purchased through October 31, 2016. See PART II Item 8, Note 13 for additional information regarding the Hydro-Quebec contract.

Vermont Yankee On July 31, 2002, VYNPC completed the sale of the Vermont Yankee nuclear power plant to Entergy Nuclear Vermont Yankee, LLC ("Entergy"). The sale transaction included a purchased power contract ("PPA") with prices that generally range from 3.9 cents to 4.5 cents per kilowatt-hour through 2012, subject to a "low-market adjuster" effective November 2005, that protects the current Vermont Yankee owner-utilities, including the Company and its power consumers, in the event power market prices drop significantly. If the market prices rise, however, contract prices are not adjusted upward. The PPA is forecasted to result in higher purchased power costs in the initial years of the contract with decreased costs in future years when compared to continued ownership of the plant.

     The Company receives its 35 percent entitlement of Vermont Yankee output sold by Entergy to VYNPC. Under the PPA between Entergy and VYNPC, VYNPC pays Entergy only for generation at fixed rates; VYNPC in turn includes the PPA charges from Entergy with certain residual costs of service through a FERC tariff to the Company and the other VYNPC sponsors. Accordingly, as a result of the sale, the Company no longer bears the operating costs and risks associated with running the plant or the costs and risks associated with the eventual decommissioning of the plant.

Other Purchases

Cogeneration/Independent Power Qualifying Facilities The Company purchases power from a number of IPPs who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, biomass and refuse-burning generation. The majority of these purchases are made from a state-appointed purchasing agent who purchases and redistributes the power to all Vermont utilities.

In 2002, the Company and Connecticut Valley received 198,371 mWh under these long-term contracts, representing approximately 7.6 percent and 15 percent of the total mWh purchases and total purchased power expense for the period, respectively. See Part II Item 8, Note 13 for additional information related to Independent Power Producers.

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

     In March 2003, ISO-New England implemented Standard Market Design ("SMD"). ISO-New England also provides the main marketplace for participants to secure open access transmission for transactions delivered on the Pool Transmission Facilities. See PART II, Item 7 herein for additional information regarding SMD and Regional Transmission Organizations.

     NEPOOL's peak for the year occurred on August 14, 2002 and totaled 25,348 MW. The Company's peak demand occurred on December 3, 2002 and totaled 423.9 MW; the Company had a reserve margin of approximately 32.9 percent, at the time of this peak.

Power Resources - Future

     The Company has sufficient energy under contract to supply its current franchise obligations through 2012, with the need to purchase limited amounts of capacity for each year going forward. In addition, the Company continues to be involved with conservation and load management programs as described below. The Company expects to actively manage this portfolio of supply and demand side resources over the near-term, as it has in the past, to minimize net power costs for its ratepayers and shareholders. See Part II Item 7, herein.

NUCLEAR DECOMMISSIONING COSTS

     The Company is responsible for paying its joint-ownership percentage of Millstone Unit #3 decommissioning costs and its entitlement percentages of decommissioning costs related to Maine Yankee, Connecticut Yankee and Yankee Atomic (the "Yankee companies").

Millstone Unit #3

     The Company has a 1.7303 percent joint-ownership interest in the Millstone Unit #3 facility, in which Dominion Nuclear Corporation ("DNC") is the lead owner with approximately 93.47 percent of the plant joint-ownership. The Company is responsible for its joint-ownership share of decommissioning costs. The Company's contributions to the Millstone Unit #3 Trust Fund have ceased based on DNC's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's ("NRC") minimum calculation required. The Company could choose to renew funding at its own discretion as long as the minimum requirement is met or exceeded.

Yankee Companies

     The Yankee companies have been permanently shut down and are currently conducting decommissioning activities. Each plant revises its revenue requirement forecasts on an ongoing basis, including estimates for decommissioning costs, based on site-specific studies, through the projected completion date of all decommissioning activity. Based on revised estimates in 2002, the costs of decommissioning Maine Yankee, Connecticut Yankee and Yankee Atomic increased by $40 million, $150 million and $190 million, respectively, over prior estimates utilized at the FERC. These increased costs are attributable mainly to increases in the projected costs of spent fuel storage, security and liability and property insurance.

     The Company's share of estimated future payments related to the decommissioning efforts based on current forecasts, including the incremental cost increases described above, are as follows (dollars in millions):

	Date of Study	Estimated Obligation (a)	Revenue Requirements (b)	Company Share
Maine Yankee	2002	$359.4	$441.9	$9.0
Connecticut Yankee	2002	$414.1	$366.0	$7.3
Yankee Atomic	2002	$321.0	$224.9	$7.9

  Represents estimated remaining decommissioning costs, for the period 2002 through 2022 for Yankee Atomic and through 2023 for Maine Yankee and Connecticut Yankee, in 2002 dollars.
  Revenue requirements reflect the future payments required by the sponsor companies to recover estimated decommissioning and all other costs in nominal dollars, except for Yankee Atomic, which has collected all other costs except for the increased estimated decommissioning costs described above.

     The decision to prematurely retire these nuclear power plants was based on economic analyses of the costs of operating them compared to the costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. The Company believes that the premature retirements would have the effect of lowering costs to customers. The Company believes that based on the current regulatory process, its proportionate share of Maine Yankee's, Connecticut Yankee's and Yankee Atomic's decommissioning costs will be recovered through the regulatory process. Therefore, the ultimate resolution of the premature retirement of the three plants has not and should not have a material adverse effect on the Company's earnings or financial condition.

Maine Yankee In 1997, the Maine Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Maine Yankee for less than 5 percent of its required system capacity. Currently, costs billed to the Company by Maine Yankee, including a provision for ultimate decommissioning of the plant are expected to be paid over the period 2003 through 2008, and are being collected from the Company's customers through existing retail and wholesale rate tariffs.

     Maine Yankee's current billings to the sponsor companies are based on its most recent rate case settlement, approved by the FERC on June 1, 1999. The settlement provides for recovery of anticipated future payments for closing, decommissioning and recovery of the remaining investment in Maine Yankee and also resolved all issues raised in the FERC proceeding, including those raised by the secondary purchasers, who purchased Maine Yankee power through agreements with the original owners. Under the rate case settlement, Maine Yankee agreed to file with the FERC a rate proceeding with an effective date for new rates of no later than January 1, 2004. Maine Yankee is expected to seek recovery of the incremental cost increase described above in its next FERC rate filing.

Connecticut Yankee In 1996, the Connecticut Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Connecticut Yankee for less than 3 percent of its required system capacity. Currently, costs billed to the Company by Connecticut Yankee, including a provision for ultimate decommissioning of the plant, are expected to be paid over the period 2003 through 2007 and are being collected from the Company's customers through existing retail and wholesale rate tariffs.

     Connecticut Yankee's current billings to the sponsor companies are based on its most recent FERC approved rates, which became effective September 1, 2000. Connecticut Yankee is expected to seek recovery of the incremental cost increase described above in its next scheduled FERC rate filing.

Yankee Atomic In 1992, the Yankee Atomic nuclear power plant was retired from commercial operation. The Company relied on Yankee Atomic for less than 1.5 percent of its system capacity. Costs related to Yankee Atomic are not included in the Company's existing rates due to Yankee Atomic's determination in July 2001 that it had collected sufficient funds to complete the decommissioning effort and discontinued related billings to the sponsor companies at that time. Changes to decommissioning cost estimates, however, are subject to ongoing review and such changes would require FERC review and approval.

     Yankee Atomic plans to file its rate application with the FERC for recovery of the incremental cost increase described above in March 2003. Billings to sponsors for recovery of these costs are expected to resume in June 2003, for recovery through 2010.

     See Part II Item 7, and Item 8 Note 2, herein.

Nuclear Liability and Insurance

The Price-Anderson Act ("Act") currently limits public liability from a single incident at a nuclear power plant to $9.5 billion. Beyond that, a licensee is indemnified under the Act, but subject to congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $9.3 billion per incident by assessing $88.1 million against each of the 106 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is adjusted at least every five years to reflect inflation. The Act has been renewed since it was first enacted in 1957. The Act expired in August 2002; negotiations on a 15-year reauthorization of the Act are ongoing and require approval by the full House and Senate before taking effect. Existing commercial nuclear power plants are "grandfathered" under the most recent reauthorization of the law. Currently the Company could become liable for an aggregate of approximately $0.9 million of such maximum assessment per incident per year.

TRANSMISSION

VELCO

     VELCO engages in the operation of a high-voltage transmission system, which interconnects the electric utilities in the State including the areas served by the Company. VELCO is also engaged in the business of purchasing bulk power for resale, at cost, to the Company and the other electric utilities (cooperative, municipal and investor-owned) in Vermont (the "Vermont utilities") and transmitting such power for the Vermont utilities. VELCO operates pursuant to the terms of the 1985 Four-Party Agreement, as amended, with the Company and two other major distribution companies in Vermont. Although the Company owns 50.6 percent of VELCO's outstanding common stock, the Four-Party Agreement does not provide the Company the ability to exercise control over VELCO.

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

     The Company owns 56.8 percent of VELCO's outstanding Class B voting common stock, 27.8 percent of VELCO's outstanding Class C non-voting common stock (approved by the FERC on July 15, 2002), and 46.6 percent of VELCO's outstanding Class C preferred stock. Shares of Class C preferred stock have no voting rights except the limited right to vote VELCO's shares of common stock in VETCO if certain dividend requirements are not met.

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

Capitalization

     VELCO has authorized 92,000 shares of Class B common stock, $100 par value, 20,000 shares of Class C common stock, $100 par value, and 125,000 shares of Class C preferred stock, $100 par value, of which 60,000, 16,163 and 97,068 shares, respectively, were outstanding at December 31, 2002. In addition, three issues of First Mortgage Bonds, aggregating $51,760,000 issued under an Indenture of Mortgage dated as of September 1, 1957, as amended, between VELCO and Bankers Trust Company, as Trustee (the "VELCO Indenture") were authorized and outstanding at December 31, 2002. The issuance of bonds under the VELCO Indenture is unlimited in amount but is subject to certain restrictions.

Management

     In 1957 VELCO entered into an agreement (the "Three-Party Agreement") whereby the Company and GMP agreed that, if VELCO transmits firm power it owns (which VELCO does not now do), VELCO would have the right to purchase all such firm power not sold to others. As such, VELCO would have the obligation to pay associated operating expenses, debt service and taxes.

     The Company and GMP entered into a Three-Party Transmission Agreement, dated November 21, 1969. Under this Agreement, as amended, the Company and GMP agreed to pay transmission charges thereon in an aggregate amount sufficient, with VELCO's other revenues, to pay all of VELCO's expenses including capital costs. VELCO's Bonds are secured by a first mortgage on the major part of VELCO's transmission properties and by the assignment to the Trustee of the Three-Party Agreement, the Three-Party Transmission Agreement and certain other contracts as specified in the VELCO Indenture.

VETCO

     In connection with the importing of Canadian power, VELCO created a wholly owned subsidiary, VETCO, to construct, finance, own and operate the Vermont portion of the transmission line which connects the Hydro-Quebec lines at the Canadian border to lines of New England Electric Transmission Corporation, a subsidiary of National Grid USA, formerly New England Electric System, at the New Hampshire border on the Connecticut River. VETCO entered into a Capital Funds Agreement with VELCO pursuant to which VETCO may request up to $12,500,000 (of which $10,000,000 was contributed as of December 31, 2002) of capital contributions from VELCO. VETCO also entered into Transmission Line Support Agreements with 20 New England utilities, including VELCO as representative for 14 Vermont utilities, pursuant to which those utilities have agreed to pay the transmission line costs, whether or not the line is operational. VELCO, as the representative, has entered into a similar agreement with New England Electric Transmission Corporation with respect to the New Hampshire portion of the DC transmission line and the DC/AC converter station. Pursuant to a Vermont Participation Agreement and a Capital Funds Support Agreement with VELCO and 14 Vermont electric distribution utilities, including the Company, assume their pro rata share (based upon 1980 sales) of the benefits and obligations of VELCO under the Support Agreements and the VETCO Capital Funds Agreement.

     VETCO has authorized 10 shares of common stock, $100 par value, all of which were outstanding on December 31, 2002 and owned by VELCO, with each share having one vote. During 1986 VETCO paid off its construction financing by issuing $37,000,000 of secured notes, maturing in 2006, and receiving a $9,999,000 equity contribution from VELCO. The notes are secured by a First Mortgage on the major part of VETCO's transmission properties and by the assignment of its rights under the Support Agreements.

Phase I and Phase II

     The Company participated with other electric utilities in the construction of the Phase I Hydro-Quebec interconnection transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the Company's participation in the facilities, the Company is obligated to pay its 4.55 percent share of Phase I Hydro-Quebec capital costs over a 20-year recovery period through and including 2006. The Company also participated in the construction of Phase II Hydro-Quebec transmission facilities constructed throughout New England, which were completed at a total cost of approximately $487 million. This service increased the maximum capacity of the Hydro-Quebec 450 kV DC facilities from 690 MW to 2000 MW and extended the Phase I line from Comerford, New Hampshire to Sandy Pond, Massachusetts. The Company uses this transmission path to deliver a portion of the Company's long-term Hydro-Quebec firm power contract. Under a similar support agreement, the New England participants, including the Company, have contracted to pay their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. The Company is obligated to pay its 5.132 percent share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015.

ENERGY CONSERVATION AND LOAD MANAGEMENT

     The primary purpose of Conservation and Load Management programs is to offset the need for long-term power supply and delivery resources that are more expensive to purchase or develop than customer-efficiency programs, including unpriced external factors such as emissions and investment risk.

     The Vermont Energy Efficiency Utility ("EEU"), created by the State of Vermont, began operation in January 2000. The Company has a continuing obligation to provide customer information and referrals, coordination of customer service, power quality, and any other distribution utility functions, which may intersect with the EEU's utility activities.

     The Company has retained the obligation to deliver demand side management programs targeted at the deferral of transmission and distribution projects, known as Distributed Utility Planning ("DUP"). The DUP is designed to ensure that delivery services are provided at least cost and to create the most efficient transmission and distribution system possible. An initial set of rules for the DUP was filed by the parties in Docket No. 6290 as a Memorandum of Understanding ("MOU"), which was approved by the PSB on January 15, 2003. The MOU provides: 1) an energy efficiency screening tool that is under development; 2) an agreement on default planning assumptions that are subject to modification semi-annually as well as changes to fit specific area conditions; 3) continues the collaboration of the parties to update the rules as necessary and to share information; and 4) establishes ongoing collaborative for a number of area specific collaboratives ("ASC") to examine resource investment options for potentially constrained transmission or distribution areas; the Company has five such ASCs.

DIVERSIFICATION

     Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in unregulated business opportunities. One of its subsidiaries, Catamount Energy Corporation, invests through its wholly owned subsidiaries in non-regulated energy generation projects in North America and Western Europe. Another of its subsidiaries, Eversant Corporation, engages in the sale or rental of electric water heaters through a subsidiary, SmartEnergy Water Heating Services, Inc. to customers in Vermont and New Hampshire.

EMPLOYEE INFORMATION

     Local Union No. 300, affiliated with the International Brotherhood of Electrical Workers represents operating and maintenance employees of the Company and Connecticut Valley Electric Company. At December 31, 2002 the Company and its wholly owned subsidiaries including Catamount, employed 565 persons, of which 225 are represented by the union. On December 27, 2001, the Company and its employees represented by the union agreed to a new three-year contract, which expires on December 31, 2004. The new contract provided for a net general wage increase of 3 percent effective December 30, 2001, December 29, 2002 and January 4, 2004, enhanced pension benefits and employee contributions for health-care coverage will increase from 7 to 20 percent of the cost over the three year period of the new contract.

SEASONAL NATURE OF BUSINESS

     In general, the Region tends to experience its peaks in summer months while the Company's maximum loads tend to occur in the months of December and January. Winter recreational activities, longer hours of darkness and heating loads from cold weather usually cause the Company's maximum loads of electric mWh sales to occur in January or late December and air conditioning contributes towards peaks in the summer.

     CAPITAL EXPENDITURES

     The Company's capital expenditures totaled approximately $14.4 million, $16.6 million and $15.0 million in 2002, 2001 and 2000, respectively. The Company's five-year capital expenditures for the Vermont utility business are expected to range from approximately $85 million to $90 million for the years 2003 through 2007. This estimate is subject to continuing review and adjustment and actual capital expenditures may vary from this estimate. For additional information regarding capital expenditures and working capital see Part II, Item 7 herein.

OFFICERS

     The following sets forth the present Executive Officers of the Company. There are no family relationships among the executive officers. Officers are normally elected annually.

Executive Officers of the Registrant:

Name and Age	Office	Officer Since
Robert H. Young, 55	President and Chief Executive Officer	1987
Kent R. Brown, 57	Senior Vice President - Engineering and Operations	1996
William J. Deehan, 50	Vice President -Transmission and Generation Planning and Regulatory Affairs	1991
Joan F. Gamble, 45	Vice President - Strategic Change and Business Services	1998
Jean H. Gibson, 46	Senior Vice President, Chief Financial Officer, and Treasurer	2002
John J. Holtman, 46	Vice President and Controller	2000
Joseph M. Kraus, 47	Senior Vice President Customer Service, Secretary, and General Counsel	1987
James J. Moore, Jr., 44 (1)	Senior Vice President	2001
Robert E. Rogan, 43	Vice President - Public Affairs	1998

(1)   Mr. Moore resigned as a Central Vermont officer on March 8, 2002. He is presently Vice Chair and Chief
     Executive Officer of Catamount Energy Corporation, a wholly owned subsidiary of the Company.

     Mr. Young joined the Company in 1987. He was elected Senior Vice President - Finance and Administration in 1988. He previously served as Executive Vice President and Chief Operating Officer (COO) commencing in 1993 and Director, President and Chief Executive Officer (CEO) commencing in 1995. Mr. Young also serves as President, CEO, and Chair of the following CVPS subsidiaries: Connecticut Valley Electric Company Inc.; CVPSC - East Barnet Hydroelectric, Inc.; CV Realty, Inc.; Custom Investment Corporation; Catamount Resources

Corporation; Eversant Corporation; AgEnergy, Inc.; SmartEnergy Water Heating Services, Inc.; and, Chair of Catamount Energy Corporation. He is also Director of the following CVPS affiliates: Vermont Electric Power Company, Inc., Vermont Yankee Nuclear Power Corporation; Vermont Electric Transmission Company, Inc.; and, The Home Service Store, Inc.

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

     Mrs. Gibson joined the Company in 2002. Prior to joining the Company, from 2000 to 2002, she served as Corporate Vice President and Controller at Exelon Corporation; from 1998 to 2000 she served as Corporate Vice President and Controller at PECO Energy Company. Mrs. Gibson serves as Director, Senior Vice President, Chief Financial Officer, and Treasurer for the following CVPS subsidiaries: CVPSC - East Barnet Hydroelectric, Inc.; CV Realty, Inc.; Custom Investment Corporation; Catamount Resources Corporation; Eversant Corporation; and, SmartEnergy Water Heating Services, Inc. She also serves as Senior Vice President, Chief Financial Officer, and Treasurer for the following CVPS subsidiaries: Connecticut Valley Electric Company Inc. and AgEnergy, Inc.

     Mr. Holtman joined the Company in 2000. Prior to joining the Company, from 1994 to 2000 he served as Director-Financial Reporting at GPU, Inc. Mr. Holtman also serves as Vice President and Controller of the following CVPS subsidiaries: CVPSC - East Barnet Hydroelectric, Inc.; C.V. Realty, Inc.; Connecticut Valley Electric Company Inc.; Custom Investment Corporation; Catamount Resources Corporation; Eversant Corporation; AgEnergy, Inc.; and, SmartEnergy Water Heating Services, Inc.

     Mr. Kraus joined the Company in 1981. Prior to being elected to his present position in May 2001, he served as Vice President, Corporate Secretary, and General Counsel commencing in 1996 and Corporate Secretary and General Counsel commencing in 1994. He previously served as Senior Vice President, Corporate Secretary, and General Counsel from 1999 to May 2001. Mr. Kraus serves as Director, Senior Vice President Customer Service, Secretary, and General Counsel of the following CVPS subsidiaries: CVPSC - East Barnet Hydroelectric, Inc.; CV Realty, Inc.; Custom Investment Corporation; Catamount Resources Corporation; Eversant Corporation; AgEnergy, Inc.; and, SmartEnergy Water Heating Services, Inc. He also serves as Senior Vice President Customer Service, Secretary, and General Counsel for the following CVPS subsidiaries: Connecticut Valley Electric Company Inc. and Catamount Energy Corporation.

     Mr. Moore joined the Company in February 2001. He resigned as a CVPS officer on March 8, 2002. Prior to resigning from CVPS, he served as Senior Vice President from February 2001 to March 2002; prior to joining the Company, from 2000 to 2001, he served as Chairman and CEO and from 1994 to 2000, as President and CEO of American National Power (f/Transco Energy Ventures Company). Mr. Moore presently serves as Director, Vice Chair, and Chief Executive Officer of Catamount Energy Corporation, and as Director of SmartEnergy Water Heating Services, Inc., CVPS subsidiaries.

     Mr. Rogan joined the Company in 1998 as Vice President - Public Affairs. Prior to joining the Company, he served as Deputy Chief of Staff for the Governor of Vermont from 1994 to 1998. Mr. Rogan also serves as Vice President - Public Affairs of Connecticut Valley Electric Company Inc., a CVPS subsidiary.

The term of each officer is for one year or until a successor is elected.

Item 2.    Properties.

     The Company The Company's properties are operated as a single system which is interconnected by the transmission lines of VELCO, NEP and PSNH. The Company owns and operates 23 small generating stations with a total current nameplate capability of 73.6 MW. The Company's joint ownership interests include, a 1.78 percent interest in an oil generating plant in Maine; a 20 percent interest in a wood, gas and oil-fired generating plant in Vermont; a 1.73 percent interest in a nuclear generating plant in Connecticut; and a 47.35 percent interest in a transmission interconnection facility in Vermont.

     The electric transmission and distribution systems of the Company include about 616 miles of overhead transmission lines, about 7,689 miles of overhead distribution lines and about 321 miles of underground distribution lines, all of which are located in Vermont except for about 22 miles in New Hampshire and about two miles in New York.

     Connecticut Valley Connecticut Valley's electric properties consist of two principal systems in New Hampshire which are not interconnected, however, each system is connected directly with facilities of the Company.

     The electric systems of Connecticut Valley include about two miles of transmission lines, about 442 miles of overhead distribution lines and about 14 miles of underground distribution lines.

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

Item 3.    Legal Proceedings.

     The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the financial position or the results of operations of the Company, except as otherwise disclosed herein.

Item 4.    Submission of Matters to a Vote of Security Holders

     There were no matters submitted to security holders during the fourth quarter of 2002.

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
2002

First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

	$ 18.38 19.66 18.20 18.87	$ 16.00 16.41 15.69 16.80
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

     (b)  As of December 31, 2002, there were 9,109 holders of the Company's Common Stock, $6 par value.

     (c)  Common Stock dividends have been declared quarterly. Cash dividends of $.22 per share were paid for all quarters of 2001 and 2002.

     So long as any Senior Preferred Stock or Second Preferred Stock is outstanding, except as otherwise authorized by vote of two-thirds of each such class, if the Common Stock Equity (as defined) is, or by the declaration of any dividend will be, less than 20 percent of Total Capitalization (as defined), dividends on Common Stock (including all distributions thereon and acquisitions thereof), other than dividends payable in Common Stock, during the year ending on the date of such dividend declaration, shall be limited to 50 percent of the Net Income Available for Dividends on Common Stock (as defined) for that year; and if the Common Stock Equity is, or by the declaration of any dividend will be, from 20 percent to 25 percent of Total Capitalization, such dividends on Common Stock during the year ending on the date of such dividend declaration shall be limited to 75 percent of the Net Income Available for Dividends on Common Stock for that year. The defined terms identified above are used herein in the sense as defined in subdivision 8A of the Company's Articles of Association; such definitions are based upon the unconsolidated financial statements of the Company. As of December 31, 2002, the Common Stock Equity of the unconsolidated Company was 55 percent of total capitalization.

     For additional information regarding dividend payment level and dividend restrictions see Item 8 herein.

Item 6.  Selected Financial Data.
(Dollars in thousands, except per share amounts)

For the year	2002	2001	2000	1999	1998
Operating revenues	$303,389	$302,476	$333,926	$419,815	$303,835
Net income before extraordinary charge	$19,767	$2,589	$18,043	$16,584	$3,983
Extraordinary charge net of taxes	-	$182	-	-	-
Net income	$19,767	$2,407	$18,043	$16,584	$3,983
Earnings available for common stock	$18,239	$711	$16,264	$14,722	$2,038
Consolidated return on average common stock equity	9.6%	0.4%	8.6%	7.9%	1.1%
Earnings per basic share of common stock before extraordinary charge	$1.56	$.08	$1.42	$1.28	$.18
Earnings per basic share of common stock	$1.56	$.06	$1.42	$1.28	$.18
Earnings per diluted share of common stock before extraordinary charge	$1.53	$.08	$1.41	$1.28	$.18
Earnings per diluted share of common stock	$1.53	$.06	$1.41	$1.28	$.18
Cash dividends paid per share of common stock	$.88	$.88	$.88	$.88	$.88
Book value per share of common stock	$16.83	$15.81	$16.57	$16.05	$15.63
Net cash provided by operating activities	$42,570	$30,216	$60,867	$31,232	$21,743
Dividends paid	$12,222	$11,433	$11,888	$11,950	$12,006
Construction and plant expenditures	$14,442	$16,553	$14,968	$13,231	$16,046
Conservation and load management expenditures	$236	$504	$1,136	$2,440	$2,208

At End of Year
Long-term debt (1)	$137,908	$159,771	$152,975	$155,251	$90,077
Capital lease obligations (1)	$11,762	$12,897	$13,978	$15,060	$16,141
Redeemable preferred stock (1)	$10,000	$15,000	$16,000	$17,000	$18,000
Total capitalization	$365,332	$379,236	$381,704	$379,386	$311,454
Total assets	$526,865	$521,674	$539,838	$563,959	$530,282

     (1) Excluding current portion

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements Statements contained in this report that are not historical fact, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements intended to qualify for the safe-harbors from liability established by the Private Securities Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Actual results will depend, among other things, upon actions of regulators and legislators, pending sale of the Company's wholly owned subsidiary Connecticut Valley Electric Company ("Connecticut Valley"), performance of the Vermont Yankee nuclear power plant, weather conditions, and performance of the Company's non-regulated businesses. The Company cannot predict the outcome of any of these matters.

CRITICAL ACCOUNTING POLICIES
Preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires Management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and revenues and expenses. Note 1 to the Consolidated Financial Statements is a summary of significant accounting policies used in preparation of the Company's financial statements. The following is a discussion of the most critical accounting policies used by the Company.

Regulation The Company is subject to regulation by the Vermont Public Service Board ("PSB"), the New Hampshire Public Utilities Commission ("NHPUC") and the Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting and other matters pertaining to regulated operations. As such, the Company currently prepares its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for its regulated Vermont service territory, FERC-regulated wholesale businesses and Connecticut Valley's New Hampshire service territory. In order for a company to report under SFAS No. 71, a company's rates must be designed to recover its costs of providing service and the company must be able to collect those rates from customers. If rate recovery becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard would no longer apply to the Company's regulated operations. In the event the Company determines that it no longer meets the criteria for applying SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of approximately $45.7 million on a pre-tax basis as of December 31, 2002, assuming that no stranded cost recovery would be allowed through a rate mechanism. Criteria that could give rise to the discontinuance of SFAS No. 71 include 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Management periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, Management believes future recovery of its regulatory assets in the State of Vermont and the State of New Hampshire for the Company's retail and wholesale businesses is probable.

Valuation of Long-Lived Assets The Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of, including its investments in nuclear generating companies, its unregulated investments, and its interests in jointly owned generating facilities, when events and circumstances warrant such a review. The carrying value of such assets is considered impaired when the anticipated undiscounted cash flow from such an asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. See Note 3 to the Consolidated Financial Statements for further discussion of impairment of non-utility investments.

Utility Plant and Maintenance Utility plant is recorded at cost. The cost of additions, including betterments and replacements of units of property, is charged to utility plant. Based on regulatory accounting, maintenance and repairs, including the cost of removing minor items of property, are expensed as incurred. The cost of units of property replaced or retired, plus removal or disposal costs, less salvage, is charged to accumulated depreciation. The Company capitalizes direct costs and certain indirect costs, including the cost of debt and equity capital associated with construction and retirement activity, as prescribed by GAAP and in accordance with regulatory practices.

Depreciation The Company has a significant investment in electric plant.  Depreciable assets related to generation, transmission, distribution and general functions represent approximately 95 percent of total depreciation. The Company depreciates these assets utilizing a composite rate, which currently includes a component for net negative salvage. The Company uses a straight-line basis over the useful life of the related assets, which corresponds with the anticipated physical lives of these assets in most cases. In order to substantiate the remaining physical lives of the investment in electric plant, outside consultants are engaged to perform depreciation studies on that property. The most recent depreciation study was completed and implemented in the second quarter of 2002. As prescribed by GAAP and regulatory practices, adjustments to the estimated depreciable lives of electric plant are recorded on a prospective basis.

Purchased Power The Company records the annual cost of power obtained under long-term contracts as operating expenses. Since these contracts do not convey to the Company the right to use the related property, plant or equipment, they are considered executory in nature.

Revenues  Revenues related to the sale of electricity are generally recorded when service is rendered or when electricity is distributed to customers. Electricity sales to individual customers are based on the monthly reading of their meters. Estimated unbilled revenues are recorded at the end of each monthly accounting period. The Company follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but not yet billed through the end of the monthly accounting period. The determination of unbilled revenues requires the Company to make various estimates including 1) energy generated, purchased and resold, 2) losses of energy over transmission and distribution lines, 3) kilowatt-hour usage by retail customer mix - residential, commercial and industrial, and 4) average retail customer pricing rates. Unbilled revenues as of December 31, 2002, 2001 and 2000 were $16 million, $16.4 million and $17.1 million, respectively.

Pension and Postretirement Benefits The Company records pension and other postretirement benefit costs in accordance with SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Delayed recognition of differences between actual results and those assumed is a required principle of these standards. This approach allows for systematic recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The following is a list of the primary assumptions, which are reviewed annually for the September 30 measurement date.

  Discount Rate - The discount rate is used to record the value of benefits, which are based on future projections, in terms of today's dollars.  As of September 30, 2002, the discount rate was decreased from 7.25 percent to 6.5 percent.
  Expected Return on Plan Assets ("ROA") - The Company projects the future ROA based principally on prior performance and receives guidance from the Company's actuaries. The projected future value of assets reduces the benefit obligation a company will record. As of September 30, 2002, the ROA was reduced from 8.5 percent to 8.25 percent.
  Rate of Compensation Increase - The Company projects employees' annual pay increases, which are used to project employees' pension benefits at retirement. As of September 30, 2002, the rate of compensation increase was changed from 4.5 percent to 4 percent.
  Health Care Cost Trend - The Company projects expected increases in the cost of health care. For measurement purposes, a 10 percent and 9.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2003, for pre-65 and post-65 claims costs, respectively.
  Amortization of Gains/(Losses) - The Company can select the method by which gains or losses are recognized in financial results. These gains or losses are created when actual results differ from estimated results based on the above assumptions. The Company recognizes these gains and losses ratably over a five-year period.

     A variance in the discount rate, expected return on plan assets, rate of compensation increase or amortization method could have a significant impact on the pension costs recorded under SFAS No. 87. A variance in health care cost trend assumptions could have a significant impact on costs recorded under SFAS No. 106 for postretirement medical expense. The impact of a one-percentage-point increase or decrease in the assumed health care cost trend as calculated by the Company's actuaries is $1.2 million and ($1.1 million), respectively, as of December 31, 2002. The market value of pension plan assets has been affected by sharp declines in the capital markets. As a result, the Company anticipates increases in pension expense for 2003 of $1.7 million; pension cost and cash funding requirements are expected to increase in future years and could become even more material without a substantial recovery in the capital markets. See Note 10 to the Consolidated Financial Statements.

Income Taxes In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company recognizes tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Investment tax credits associated with utility plant are deferred and amortized ratably to income over the lives of the related properties.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. See Note 11 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Earnings Overview The Company's 2002 net income was $19.8 million, or $1.56 per basic and $1.53 per diluted share of common stock, which equates to a 9.6 percent consolidated return on average common equity. This compares to 2001 net income of $2.4 million, or $.06 per basic and diluted share of common stock, and 2000 net income of $18 million, or $1.42 per basic and $1.41 per diluted share of common stock. The consolidated return on average common equity was 0.4 percent for 2001 and 8.6 percent for 2000.

2002 vs. 2001: Excluding all nonrecurring items, the Company's net income for 2002 compared to 2001 is as follows:
	Dollars in Millions			EPS
	2002	2001	Change	2002	2001	Change
Net Income - as reported	$19.8	$2.4	$17.4	$1.56	$.06	$1.50

Vermont Yankee sale - tax benefits	(2.5)	-	(2.5)	(.22)	-	(.22)
Rate case settlement - regulatory asset write-off	-	5.3	(5.3)	-	.46	(.46)
Rate case settlement - Hydro-Quebec power costs	-	(1.7)	1.7	-	(.15)	.15
Catamount - asset impairment charges	2.1	9.8	(7.7)	.18	.85	(.67)
Eversant - investment write-down	-	1.1	(1.1)	-	.10	(.10)
Connecticut Valley - extraordinary charge	-	0.2	(0.2)	-	.02	(.02)
Subtotal nonrecurring items	(0.4)	14.7	(15.1)	(.04)	1.28	(1.32)

Net Income - excluding nonrecurring items	$19.4	$17.1	$2.3	$1.52	$1.34	$0.18

     Excluding the above nonrecurring items, factors that contributed to the $2.3 million increase in earnings include: 1) higher retail sales revenue and other operating revenue of $5.1 million after-tax, or $.43 per share, resulting from higher average retail rates due to a 3.95 percent retail rate increase beginning July 1, 2001, an increase in retail mWh sales of approximately 1 percent and the sale of non-firm transmission under the Company's open access transmission tariff; 2) lower losses at Eversant of $0.5 million, or $.04 per share, primarily related to the 2002 settlement of an IRS audit resulting in a reversal of a related interest expense accrual previously recorded in the fourth quarter of 2001; and 3) higher earnings at Catamount of $2.5 million, or $.21 per share, primarily due to higher equity in earnings in 2002 from several of its investments and realized development revenue upon the sale of one of its investments in the fourth quarter of 2002. See Note 3 to the Consolidated Financial Statements for more detail related to Catamount's investments and the after-tax impairment charges included in the table.

     Offsetting the favorable impacts to 2002 earnings were, 1) higher net power costs of $3.4 million after-tax, or $.29 per share, primarily related to a 2001 reversal of a December 2000 accrual for estimated costs for installed capacity deficiency charges in ISO-New England with no similar reversal in 2002 and lower ISO-New England market prices for resale sales; and 2) higher operating and other costs of $2.4 million after-tax, or $.21 per share of common stock, primarily related to a $0.6 million, or $.05 per share, one-time payment related to closing the

Vermont Yankee sale, higher net transmission costs of $0.4 million, or $.04 per share, higher property tax expense of $0.4 million, or $.04 per share, an increase in bad debt reserves of $0.7 million, or $.06 per share, due to several announced bankruptcies, lower interest and dividend income of $0.7 million, or $.06 per share, a 2001 settlement of $0.3 million, or $.03 per share, related to Wyman generating station with no similar item in 2002, higher other operating expenses of $0.2 million, or $.02 per share, offset by a $1.0 million, or $.09 per share, reversal of certain environmental reserves.

     The Company's June 26, 2001 rate case settlement allows for an 11.0 percent rate of return on common equity for the Vermont utility. In 2002, the Company's Vermont utility earned approximately $0.4 million, on an after-tax basis, above its allowed rate of return. In accordance with its rate case settlement, the Company reduced the Vermont utility's earnings by that amount to satisfy its earnings cap requirement. The related deferral of approximately $0.7 million pre-tax is included in Other deferred credits on the Company's Consolidated Balance Sheet. The Company and Vermont Department of Public Service ("DPS") are currently in discussions as to the balance sheet classification so as to preserve ratepayer benefit as required by the rate case settlement.

2001 vs. 2000: Excluding all nonrecurring items, the Company's net income for 2001 compared to 2000 is as follows:
	Dollars in Millions			EPS
	2001	2000	Change	2001	2000	Change
Net Income - as reported	$2.4	$18.0	$(15.6)	$.06	$1.42	$(1.36)

Rate case settlement - regulatory asset write-off	5.3	-	5.3	.46	-	.46
Rate case settlement - Hydro-Quebec power costs	(1.7)	-	(1.7)	(.15)	-	(.15)
Catamount - asset impairment charge	9.8	0.6	9.2	.85	.05	.80
Eversant - investment write-down	1.1	-	1.1	.10	-	.10
Connecticut Valley - extraordinary charge	0.2	-	0.2	.02	-	.02
Millstone Unit # 3 settlement	-	(3.2)	3.2	-	(.28)	.28
Connecticut Valley - favorable court decision	-	(1.7)	1.7	-	(.14)	.14
Subtotal nonrecurring items	14.7	(4.3)	19.0	1.28	(.37)	1.65

Net Income - excluding nonrecurring items	$17.1	$13.7	$3.4	$1.34	$1.05	$0.29

     Excluding the above nonrecurring items, factors that contributed to the $3.4 million increase in earnings include: 1) higher retail sales revenue of $1.4 million after-tax, or $.12 per share, resulting from higher average retail rates due to the June 26, 2001 approved rate order, offset by a 1.9 percent decrease in retail mWh sales; 2) lower other utility revenues of $0.7 million after-tax, or $.06 per share, primarily due to a FERC-ordered refund of transmission costs in the fourth quarter of 2000; 3) lower net power costs of $4.2 million after-tax, or $.37 per share, mostly related to lower Vermont Yankee operating and decommissioning costs; 4) higher operating and other costs of $2.9 million after-tax, or $.25 per share, due to higher service restoration costs related to storm activity in the first quarter of 2001 and higher costs related to employee benefits; 5) lower net losses at Eversant of $1.3 million, or $.12 per share, related to Eversant's investment in HSS, offset by higher business development costs and a fourth quarter 2001 accrual for a potential income tax liability; and 6) lower earnings at Catamount of $0.2 million, or $.01 per share.

Operating Revenues and Megawatt-hour ("mWh") Sales Revenues from operations and related mWh sales for 2002, 2001 and 2000 are summarized below:
	mWh Sales			Revenues (000's)
Retail sales:	2002	2001	2000	2002	2001	2000
Residential	971,941	952,509	963,615	$129,692	$124,844	$124,237
Commercial	937,919	933,928	933,851	112,547	110,482	106,089
Industrial	428,238	431,371	465,418	36,076	35,888	38,521
Other retail	6,239	6,291	6,280	1,795	1,787	1,779
Total retail sales	2,344,337	2,324,099	2,369,164	280,110	273,001	270,626
Resale sales:
Firm (1)	2,392	1,927	2,830	137	139	142
Entitlement (2)	-	165,184	299,326	-	7,303	10,763
Alliance (3)	-	-	611,225	-	-	22,192
Other	442,187	406,694	573,055	15,806	16,153	20,534
Total resale sales	444,579	573,805	1,486,436	15,943	23,595	53,631
Other revenues	-	-	-	7,336	5,880	9,669
Total	2,788,916	2,897,904	3,855,600	$303,389	$302,476	$333,926

      (1) Firm sales are compensatory and are based on FERC filed tariffs.
      (2) Entitlement sales are transfers of the Company's entitlement in a plant or generating facility in which it has a firm entitlement in, such as Vermont Yankee and Hydro-Quebec. In 2001 and 2000 the Company transferred or sold specific
            MW entitlements of its share of Vermont Yankee including plant output and related capacity costs.
      (3) Alliance sales are related to an alliance with Virginia Power that supplied wholesale power primarily in the Northeast states.
            In the third quarter of 1999, the Company and Virginia Power agreed to discontinue the Alliance and related transactions ended in 2000.

     The table below summarizes the components of increases or decreases in revenues compared to the prior year (dollars in thousands):

	2002	2001
Revenue increase (decrease) from:
Retail mWh sales	$2,745	$(4,239)
Retail rates (unit price)	4,364	6,614
Changes in firm resale sales	(2)	(3)
Changes in entitlement sales	(7,303)	(3,460)
Change in Alliance sales	-	(22,192)
Changes in other resale sales	(347)	(4,381)
Changes in other revenues	1,456	(3,789)
Net increase (decrease) over prior year	$913	$(31,450)

2002 vs. 2001: Operating revenues increased $0.9 million as a result of the following factors:

  Retail sales increase of $7.1 million resulting from higher average retail rates due to a 3.95 percent retail rate increase beginning July 1, 2001, and a 0.9 percent increase in mWh sales.
  Entitlement sales decrease of $7.3 million due to the completion of a five-year power contract that ended in October 2001.
  Other resale sales decrease of $0.3 million primarily due to lower ISO-New England market prices, offset by an 8.7 percent increase in mWh sales for the same period. The increased mWh sales are attributed to the end of the Vermont Yankee entitlement sale described below and an 11.8 percent increase in the Company's share of Vermont Yankee output beginning March 2, 2002, as a result of the early return of Vermont Yankee entitlements from the secondary purchasers. The additional output that the Company receives from the Vermont Yankee plant is either used to support own-load needs or sold in the short-term market mostly to ISO-New England. Although the Vermont Yankee plant was sold in July 2002, the Company receives approximately 35 percent of the plant output through a purchased power agreement. See Power Supply Matters for more information regarding the Vermont Yankee sale.
  Other revenues increase of $1.5 million primarily due to the sale of non-firm transmission under the Company's open access transmission tariff.

2001 vs. 2000: Operating revenues decreased approximately $31.5 million as a result of the following factors:

  Retail sales increased $2.4 million due to the favorable impact of a 3.95 percent increase in retail rates beginning July 1, 2001, which contributed approximately $4.9 million, and the favorable impact of customer mix and unit pricing, which contributed $1.7 million. Offsetting these favorable impacts was a 1.9 percent decrease in mWh sales resulting in a $4.2 million reduction in retail sales revenue.
  Entitlement sales decreased $3.5 million due in part to a five-year power contract in which the Company sold approximately 15 percent of its share of Vermont Yankee output at full cost; the contract ended in October 2001. Additionally, in 2000 and 2001, the Company entered into short-term transactions in which it sold energy from Vermont Yankee based on a portion of its MW entitlement, and in return purchased energy from other nuclear plants based on the same MW. Offsetting purchases are included in the Purchased Power and Produced Energy (mWh) table below. In 2001, the sale part of the transactions of approximately $1.1 million was included in Other sales, while in 2000 the sale part of the transactions of approximately $2.2 million was included in Entitlement sales.
  Alliance sales decreased $22.2 million due to termination of an alliance with Virginia Power.
  Other resale sales decreased $4.4 million due to lower output and purchases from the Company's power resources, which affected the amount of energy available for resale. Those reductions included the Vermont Yankee and Millstone Unit #3 refueling outages in 2001, lower Hydro-Quebec Firm Energy Contract purchases due to phase-out of the contract, and lower hydro production from the Company's owned facilities and fewer hydro purchases due to low rainfall. Offsetting this decrease were Vermont Yankee unit swap transactions, which were included in Other in 2001 and Entitlement in 2000.
  Other revenues decreased $3.8 million compared to 2000 primarily due to nonrecurring income in 2000 with no comparable items in 2001. In 2000, Other revenues included nonrecurring income of $2.6 million for the reversal of the provision for rate refunds due to a favorable First Circuit Court of Appeals decision allowing Connecticut Valley to recover all of its power costs in rates and a $0.8 million FERC-ordered refund of transmission costs from Citizens Utilities.

Net Purchased Power and Production Fuel Costs The Company discusses in more detail its power supply sources, purchased power commitments and liabilities regarding nuclear investments in Power Supply Matters below.

     The cost components of net purchased power and production fuel for 2002, 2001 and 2000 are summarized in the following table (dollars in thousands):
	2002		2001		2000
	Units	Amount	Units	Amount	Units	Amount
Purchased power:
Capacity (MW)	435	$69,572	436	$86,164	427	$96,850
Energy (mWh)	2,627,117	77,193	2,784,443	61,498	3,594,942	89,090
Total purchased power		146,765		147,662		185,940
Production fuel (mWh) Total purchased power and production fuel	378,232	2,732 149,497	320,022	2,995 150,657	452,387	4,825 190,765
Less entitlement and other resale sales (mWh)	442,187	15,806	571,878	23,456	1,483,607	53,489

Net purchased power and production fuel costs		$133,691		$127,201		$137,276

2002 vs. 2001: The sale of Vermont Yankee effective July 31, 2002, resulted in a significant change to the Company's purchased power cost structure when comparing 2002 with 2001. While the Company continues to purchase a similar share of plant output, all payments are made on an energy (mWh) basis under a purchased power agreement ("PPA") that became effective after the sale. Because of high PPA prices in 2002, costs were significantly higher compared to continued ownership of the plant. In anticipation of these increased costs the Company sought and the Vermont Public Service Board ("PSB") approved an Accounting Order that authorized the

Company to defer incremental cost increases in 2002 resulting from the sale. In 2002 Vermont Yankee purchases had a favorable impact on energy and capacity costs of approximately $1.8 million compared to an unfavorable impact of approximately $3.4 million if not for the Accounting Order. The following is a summary of factors that impacted Vermont Yankee costs in 2002 compared to 2001.

  The Company is no longer responsible for the plant's capacity costs and all purchases under the PPA are recorded as energy purchases. Prior to the sale, the great majority of Vermont Yankee costs were recorded as capacity costs.
  In March 2002, as a result of negotiations with secondary purchasers, the Company's entitlement share of output from the plant increased by 11.8 percent. These additional purchases resulted in a $2.2 million and $3.2 million increase in capacity and energy costs, respectively, while supplying an additional 118,000 mWh to the Company.
  The Company deferred approximately $5.2 million in energy costs based on the approved Accounting Order resulting in a mitigation of $5.2 million in energy costs.
  The favorable impact of a $1.3 million reduction of purchased power expense due to state tax benefits available to Vermont Yankee, resulting in a $1.3 million decrease in capacity costs.

     Overall, the $6.5 million increase in net purchased power and production fuel costs resulted from the following factors:

  Lower market prices for energy throughout much of 2002 reduced revenue used to offset the cost of power, resulting in $3.2 million of additional net costs.
  Power requirements related to increased retail sales, losses, and capacity needs added $1.1 million.
  Lower net Vermont Yankee costs of approximately $1.8 million as explained above.
  A $5.4 million unfavorable impact resulting from items in 2001 with no comparable items in 2002, which are explained in more detail below.

2001 vs. 2000: Capacity costs decreased $10.7 million due to favorable items in 2001 including the June 26, 2001 rate order, which ended the Hydro-Quebec power cost disallowances, resulting in a $2.9 million reversal of a second-quarter 2001 accrual for under-recovery of power costs, and a $2.5 million reversal of a December 2000 accrual for estimated costs for installed capacity in ISO-New England due to the resolution of a December 2000 FERC Order. Additionally, Vermont Yankee capacity costs were lower by $3.8 million, net of deferrals for refueling outage costs, due to lower decommissioning costs beginning July 1, 2001, and lower interest costs and operational efficiencies at the plant.

  Energy costs decreased $27.6 million primarily due to Alliance-related purchases in 2000 of approximately $22 million, which were offset by Alliance resale sales. Other factors included decreased output by expensive IPP hydro units, decreased balancing purchases from ISO-New England, and a net deferral related to incremental costs of replacement power during nuclear refueling outages.
  Production fuel costs decreased $1.8 million primarily due to lower output and costs related to the McNeil generating plant, which was operated at a higher capacity level in 2000 to support reliability, and lower output from the Wyman generating station.
  Entitlement and other resale sales decreased approximately $30 million primarily related to the Alliance-related sales and other factors as explained in Operating Revenues above.

Other Operating Costs Other major elements of the Consolidated Statement of Income are discussed below.

Maintenance expenses There was no significant variance in maintenance expenses in 2002 compared to 2001. The $3.4 million increase in 2001 compared to 2000 is primarily due to higher service restoration costs related to storm activity in the first quarter of 2001.

Equity in earnings of affiliates The $1.2 million increase in equity in earnings of affiliates in 2002 compared to 2001 is primarily due to state tax benefits available to Vermont Yankee as a result of the sale. See Vermont Yankee below for more detail.

Other income, net Variances related to utility and non-utility operations are shown in the following table (dollars in millions) and explained in more detail below.
	2002 vs. 2001	2001 vs. 2000
Utility
Vermont Yankee sale - one-time payment in 2002	$(1.0)	-
Vermont rate case regulatory asset write-off in 2001	9.0	$(9.0)
Interest and dividend income	(1.0)	(1.4)
Millstone Unit #3 settlement in 2000	-	(5.4)
Non-utility
Catamount revenues and expenses	3.9	(0.2)
Catamount asset impairment charges in 2002	(2.8)	-
Catamount asset impairment charges in 2001	8.9	(8.9)
Catamount asset impairment charges in 2000	-	1.0
Eversant (HSS) write-down in 2001	2.0	(2.0)
Other	(0.9)	1.9
Total Variance	$18.1	$(24.0)

     Utility The one-time payment of $1 million is related to closing the Vermont Yankee sale. The $9 million write-off in 2001 is related to the Company's June 26, 2001 Vermont rate order, which is discussed in more detail in Rates and Regulation below. The unfavorable $5.4 million variance for 2001 compared to 2000 was due to the favorable Millstone Unit #3 settlement in 2000.

     Non-utility Catamount net revenues and expenses increased $3.9 million for 2002 versus 2001, related to higher Catamount equity earnings in 2002 from several of Catamount's investments and realized development revenue upon the sale of one of its investments in the fourth quarter of 2002, offset by project development and third-party related costs in 2002. The Catamount asset impairment charges in 2002, 2001 and 2000 are related to asset impairment charges of $2.8 million, $8.9 million and $1 million, respectively. The $2 million Eversant write-down in 2001 is related to its investment in HSS.  See Diversification below for more detail.

Interest on long-term debt There was no significant variance in interest on long-term debt in 2002 compared to 2001 or in 2001 compared to 2000. Interest expense reflects the retirement of first mortgage bonds of $7 million in 2002, $4 million in 2001, and $16.5 million in 2000. Interest on long-term debt includes non-utility interest expense of $1.2 million, $1 million and $0.8 million for 2002, 2001 and 2000, respectively.

Other interest expense Other interest expense decreased $1 million in 2002 compared to 2001 and increased $0.6 million in 2001 compared to 2000, primarily due to the 2002 settlement of an IRS audit resulting in the reversal of a related interest expense accrual previously recorded in the fourth quarter of 2001. Other interest expense includes non-utility interest of $0.5 million and $0.1 million for 2001 and 2000, respectively.

Income taxes See Note 11 to the Consolidated Financial Statements for detail regarding fluctuations in the level of expense.

Extraordinary loss, net of tax benefit  An extraordinary loss of $0.2 million in the third quarter of 2001 resulted from the application of SFAS No. 71 at Connecticut Valley.

POWER SUPPY MATTERS

Sources of Energy The Company purchases approximately 90 percent of its power under several contracts of varying duration. The Company's purchased power portfolio includes a mix of base load and schedulable resources and additional wholly owned resources to help cover the Company's peak load periods. A breakdown of the Company's energy sources is shown below:

	2002	2001	2000

Nuclear generating companies	45%	43%	43%
Canadian hydro contract	30	35	34
Company-owned hydro	6	4	6
Jointly owned units	6	6	8
Independent power producers	7	6	6
Other	6	6	3
	100%	100%	100%

     The Company's joint-ownership interests include 1.7303 percent in Unit #3 of the Millstone Nuclear Power Station, 20 percent in Joseph C. McNeil, a 53 MW wood-, gas- and oil-fired unit, and 1.78 percent joint-ownership in Wyman #4, a 619 MW oil-fired unit. Wholly owned units include 20 hydroelectric generating units, two oil-fired and one diesel-peaking unit with a combined nameplate capability of 73.6 MW.

     The Company has long-term power contracts with Hydro-Quebec and with Vermont Yankee Nuclear Power Corporation ("VYNPC") for a combined total of approximately 85 percent of the Company's total energy (mWh) purchases. Additionally, the Company is required to purchase power from various Independent Power Producers under long-term contracts. See Power Contract Commitments below for more detail regarding these contracts.

     The Company also engages in short-term purchases and sales with ISO-New England, and with other electric utilities primarily in New England, in order to minimize the net costs and risk of serving its customers.

     Based on present commitments and contracts, the Company expects that net purchased power and production fuel costs will average approximately $133 million to $141 million per year for the years 2003 through 2007, however, these costs are in large part dependent upon wholesale power market prices. The Company's long-term power forecasts indicate a long position, or excess energy to meet load requirements, of approximately 400,000 mWh annually. On a daily basis, the mWh excess is typically sold to ISO-New England with related sales revenue used to offset purchased power expenses. In order to narrow the variance of its forecasted power position, the Company entered into forward sale transactions averaging 312,000 mWh in 2003.

Power Contract Commitments

Hydro-Quebec The Company is purchasing varying amounts of power from Hydro-Quebec under the Vermont Joint Owners ("VJO") Power Contract through 2016 and related contracts negotiated between the Company and Hydro-Quebec, which in effect altered the terms and conditions contained in the original contract by reducing the overall power requirements and related costs. There are specific contractual provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the remaining VJO participants, including the Company, will "step-up" to the defaulting party's share on a pro rata basis. As of December 31, 2002, the Company's obligation is approximately 46 percent of the total VJO Power Contract through 2016, which translates to approximately $800 million, on a nominal basis, over the contract term. The average annual amount of capacity that the Company will purchase from January 1, 2003 through October 31, 2012 is 143 MW, with lesser amounts purchased through October 31, 2016.

     In 2002, the Company purchased approximately $59 million of energy and related capacity under the existing contracts with Hydro-Quebec. The Company's estimated purchases under these contracts at a 75 percent load factor are expected to be approximately $57.7 million, $61.2 million, $61.9 million, $62.5 million and $62.9 million for the years 2003 through 2007, respectively. See Note 13 to the Consolidated Financial Statements for further discussion of this contract.

Vermont Yankee On July 31, 2002, VYNPC completed the sale of the Vermont Yankee nuclear power plant to Entergy Nuclear Vermont Yankee, LLC ("Entergy"). The sale transaction included a purchased power contract ("PPA") with prices that generally range from 3.9 cents to 4.5 cents per kilowatt-hour through 2012, subject to a "low-market adjuster" effective November 2005, that protects the current Vermont Yankee owner-utilities, including the Company and its power consumers, in the event power market prices drop significantly. If the market prices rise, however, contract prices are not adjusted upward. The PPA is forecasted to result in higher purchased power costs in the initial years of the contract with decreased costs in future years when compared to continued ownership of the plant.

     The Company receives its 35 percent entitlement of Vermont Yankee output sold by Entergy to VYNPC. Under the PPA between Entergy and VYNPC, VYNPC pays Entergy only for generation at fixed rates; VYNPC in turn includes the PPA charges from Entergy with certain residual costs of service through a FERC tariff to the Company and the other VYNPC sponsors. Accordingly, as a result of the sale, the Company no longer bears the operating costs and risks associated with running the plant or the costs and risks associated with the eventual decommissioning of the plant.

     In 2002 the Company purchased approximately $60.2 million of energy and capacity from Vermont Yankee, based on its entitlement share in the plant before and after the sale. The Company's estimated purchases related to Vermont Yankee are expected to be approximately $65.9 million, $61.5 million, $56.7 million, $60.7 million and $56 million for the years 2003 through 2007, respectively.

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

     In 2002, the Company received 198,371 mWh under these long-term contracts, representing approximately 7.6 percent and 15 percent of the Company's total mWh purchases and total purchased power expense for the period, respectively. The total mWh received under these contracts includes 145,572 mWh allocated by the Purchasing Agent, VEPP Inc., and 36,675 mWh purchased by Connecticut Valley from a waste-to-energy electric generating facility owned by Wheelabrator Claremont Company, L.P. The Company's estimated purchases from IPPs are expected to be approximately $22.5 million, $22.8 million, $22.3 million, $22.8 million and $21.1 million for the years 2003 through 2007, respectively.

     See Note 12 and Note 13 to the Consolidated Financial Statements for additional information regarding Wheelabrator and contract negotiations with IPPs, respectively.

Wholly Owned Generating Units The Company owns and operates 20 hydroelectric generating units, two gas turbines and one diesel peaking unit with a combined nameplate capability of 73.6 MW.

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

     Peterson Dam The Company has worked with environmental groups and the State of Vermont since 1998 to develop a plan to relicense Peterson Dam, a 6.35-MW hydroelectric station on the Lamoille River. The Vermont Natural Resources Council ("VNRC") and others proposed removal of the 1948 facility, which produces power to energize approximately 3,000 homes per year. In April 2002, the parties including the Town of Milton and the DPS entered into a Conceptual Agreement outlining a negotiated settlement of the issues relating to project relicensing, including the removal of Peterson Dam.

     In January 2003, the Company, the State of Vermont, VNRC and other parties reached an agreement to allow the Company to relicense the four dams owned and operated by the Company on the Lamoille River. According to the agreement, the Company will receive a water quality certificate from the State, which is needed for the FERC to relicense the facilities for 30 years. The agreement also stipulates that the Company must begin decommissioning Peterson Dam in approximately 20 years. The agreement, however, requires PSB approval of full rate recovery related to decommissioning the Peterson Dam including full rate recovery of replacement power costs when the dam is out of service. The Company cannot predict the outcome of this matter.

Nuclear Decommissioning The Company is responsible for paying its joint-ownership percentage of Millstone Unit #3 decommissioning costs and its entitlement percentages of decommissioning costs related to Maine Yankee, Connecticut Yankee and Yankee Atomic (the "Yankee companies").

Millstone Unit #3 The Company has a 1.7303 percent joint-ownership interest in the Millstone Unit #3 facility, in which Dominion Nuclear Corporation ("DNC") is the lead owner with approximately 93.47 percent of the plant joint-ownership. The Company is responsible for its joint-ownership share of decommissioning costs. The Company's contributions to the Millstone Unit #3 Trust Fund have ceased based on DNC's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's ("NRC") minimum calculation required. The Company could choose to renew funding at its own discretion as long as the minimum requirement is met or exceeded.

     In accordance with ratemaking treatment, the incremental costs attributable to replacement energy and maintenance costs, incurred during regular nuclear refueling outages, are deferred and amortized ratably to expense until the next regularly scheduled refueling outage, which is typically over 18 months. Millstone Unit #3 had a scheduled refueling outage in early 2001 and another in September 2002. The Company deferred approximately $1 million for energy and maintenance costs related to the September 2002 refueling outage.

Yankee Companies The Yankee companies have been permanently shut down and are currently conducting decommissioning activities. Each plant revises its revenue requirement forecasts on an ongoing basis, including estimates for decommissioning costs, based on site-specific studies, through the projected completion date of all decommissioning activity. Based on revised estimates in 2002, the costs of decommissioning Maine Yankee, Connecticut Yankee and Yankee Atomic increased by $40 million, $150 million and $190 million, respectively, over prior estimates utilized at the FERC. These increased costs are attributable mainly to increases in the projected costs of spent fuel storage, security and liability and property insurance.

     The Company's share of estimated future payments related to the decommissioning efforts based on current forecasts, including the incremental cost increases described above, are as follows (dollars in millions):

	Date of Study	Estimated Obligation (a)	Revenue Requirements (b)	Company Share
Maine Yankee	2002	$359.4	$441.9	$9.0
Connecticut Yankee	2002	$414.1	$366.0	$7.3
Yankee Atomic	2002	$321.0	$224.9	$7.9

  Represents estimated remaining decommissioning costs, for the period 2002 through 2022 for Yankee Atomic and through 2023 for Maine Yankee and Connecticut Yankee, in 2002 dollars.
  Revenue requirements reflect the future payments required by the sponsor companies to recover estimated decommissioning and all other costs in nominal dollars, except for Yankee Atomic, which has collected all other costs except for the increased estimated decommissioning costs described above.

     The Company's share of estimated revenue requirements are reflected on the Consolidated Balance Sheets as either regulatory assets or other deferred charges, depending on current recovery in existing rates, and nuclear decommissioning liabilities (current and non-current). At December 31, 2002, the Company had regulatory assets of approximately $9 million and $3.8 million related to Maine Yankee and Connecticut Yankee, respectively, and other deferred charges of $3.5 million and $7.9 million related to Connecticut Yankee and Yankee Atomic, respectively. These amounts are subject to ongoing review and revisions and the Company adjusts the associated regulatory assets, other deferred charges and nuclear decommissioning liabilities accordingly.

     The decision to prematurely retire these nuclear power plants was based on economic analyses of the costs of operating them compared to the costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. The Company believes that the premature retirements would have the effect of lowering costs to customers. The Company believes that based on the current regulatory process, its proportionate share of Maine Yankee's, Connecticut Yankee's and Yankee Atomic's decommissioning costs will be recovered through the regulatory process. Therefore, the ultimate resolution of the premature retirement of the three plants has not and should not have a material adverse effect on the Company's earnings or financial condition.

Maine Yankee In 1997, the Maine Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Maine Yankee for less than 5 percent of its required system capacity. Currently, costs billed to the Company by Maine Yankee, including a provision for ultimate decommissioning of the plant are expected to be paid over the period 2003 through 2008, and are being collected from the Company's customers through existing retail and wholesale rate tariffs.

     Maine Yankee's current billings to the sponsor companies are based on its most recent rate case settlement, approved by the FERC on June 1, 1999. The settlement provides for recovery of anticipated future payments for closing, decommissioning and recovery of the remaining investment in Maine Yankee and also resolved all issues raised in the FERC proceeding, including those raised by the secondary purchasers, who purchased Maine Yankee power through agreements with the original owners. Under the rate case settlement, Maine Yankee agreed to file with the FERC a rate proceeding with an effective date for new rates of no later than January 1, 2004. Maine Yankee is expected to seek recovery of the incremental cost increase described above in its next FERC rate filing.

Connecticut Yankee In 1996, the Connecticut Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Connecticut Yankee for less than 3 percent of its required system capacity. Currently, costs billed to the Company by Connecticut Yankee, including a provision for ultimate decommissioning of the plant, are expected to be paid over the period 2003 through 2007 and are being collected from the Company's customers through existing retail and wholesale rate tariffs.

     Connecticut Yankee's current billings to the sponsor companies are based on its most recent FERC approved rates, which became effective September 1, 2000. Connecticut Yankee is expected to seek recovery of the incremental cost increase described above in its next scheduled FERC rate filing.

Yankee Atomic In 1992, the Yankee Atomic nuclear power plant was retired from commercial operation. The Company relied on Yankee Atomic for less than 1.5 percent of its system capacity. Costs related to Yankee Atomic are not included in the Company's existing rates due to Yankee Atomic's determination in July 2001 that it had collected sufficient funds to complete the decommissioning effort and discontinued related billings to the sponsor companies at that time. Changes to decommissioning cost estimates, however, are subject to ongoing review and such changes would require FERC review and approval.

     Yankee Atomic plans to file its rate application with the FERC for recovery of the incremental cost increase described above in March 2003. Billings to sponsors for recovery of these costs are expected to resume in June 2003, for recovery through 2010.

LIQUIDITY AND CAPITAL RESOURCES

     The Company ended 2002 with cash and cash equivalents of $60.4 million, an increase of $14.9 million from December 31, 2001. The increase resulted from $42.6 million provided by operating activities, $0.1 million provided by the effect of exchange rate changes on cash, offset by $2 million used for investing and $25.8 million used for financing. The Company ended 2001 with cash and cash equivalents of $45.5 million, a decrease of $2.5 million from the beginning of the year resulting from $30.2 million provided by operating activities, offset by $30.6 million used for investing activities and $2.1 million used for financing activities.

     The Company's liquidity is primarily affected by the level of cash generated from operations, reduced by the funding requirements of its ongoing construction programs.  The Company believes that it will generate sufficient cash flow from operations to fund its anticipated needs through at least 2004. The $75 million Second Mortgage Bonds mature on August 1, 2004. It is currently anticipated that all or a majority of the debt will be refinanced at maturity. The type, timing and terms of future financing that the Company may need will depend upon its cash needs, the availability of refinancing sources and the prevailing conditions in the financial markets.

2002 vs. 2001

Operating Activities  Net income, depreciation, deferred income taxes and investment tax credits, including after-tax non-cash items of $2.8 million related to Catamount's asset impairment charges and $12.1 million related to deferrals of the Vermont Yankee fuel rod maintenance and sale-related costs, provided cash of $30.6 million. Working capital and other operating activities provided approximately $12 million of cash.

Investing Activities Construction and plant expenditures used cash of approximately $14.4 million, Conservation and Load Management programs used $0.2 million, investment in VELCO used $0.4 million and other investing activities used $0.3 million, while $13 million was provided by non-utility investments, mostly related to the sale of Catamount's investments in Gauley River and Heartlands and $0.3 million was provided by the return of capital from utility investments.

     The Company's five-year capital expenditures for the Vermont utility business are expected to range from approximately $85 million to $90 million for the years 2003 through 2007.

Financing Activities Dividends paid on common stock were $10.3 million, while preferred stock dividends were $1.9 million. The pay down of capital lease obligations required $1.1 million, while the retirement of long-term debt and preferred stock used $14.2 million. The Company's dividend reinvestment program provided $1.3 million and sale of common stock from the Company's Treasury shares provided $0.4 million.

Effect of Exchange Rate Changes on Cash  Net cash flow provided by the effect of exchange rate changes on cash was $0.1 million.  The increase was the result of Catamount's foreign currency translations.

2001 vs. 2000

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

Obligations  The following table is a summary of the Company's obligations as of December 31, 2002.

Contractual Obligations	Payments Due by Period (millions of dollars)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Long-term Debt - utility	$137.3	$10.5	$75.0	-	$51.8
Long-term Debt - non-utility	21.5	10.4	11.1	-	-
Preferred Stock	18.1	-	2.0	$2.0	14.1
Purchased Power Contracts (a)	1,646.1	146.1	286.4	286.0	927.6
Capital Lease	12.9	1.1	2.2	2.2	7.4
Total Contractual Obligations	$1,835.9	$168.1	$376.7	$290.2	$1,000.9

(a) Includes power contract commitments with Hydro-Quebec, VYNPC and IPPs. The costs associated with these obligations are currently being collected in rates. See Power Supply Matters above for more information related to these contracts.

Utility

     Based on outstanding debt at December 31, 2002, the aggregate amount of utility long-term debt maturities and sinking fund requirements are $10.5 million and $75 million for the years 2003 and 2004.  No payments are due for 2005 through 2007. It is currently anticipated that all, or a majority of, the $75 million Second Mortgage Bonds, maturing at August 1, 2004, will be refinanced at maturity. Substantially all of the Company's Vermont utility property and plant is subject to liens under the First and Second Mortgage Bonds.

     The Company has an aggregate of $16.9 million of letters of credit with Citizen's Bank of Massachusetts, expiring on August 31, 2003. These letters of credit support three series of Industrial Development/Pollution Control Bonds, totaling $16.3 million. The letter of credit supporting the $5.5 million Seabrook bonds was effective on August 22, 2002. The Company had in place a supplemental indenture allowing the letter of credit to transfer. These letters of credit are secured by a first mortgage lien on the same collateral supporting the Company's first mortgage bonds.

     The Company's long-term debt arrangements contain financial and non-financial covenants. At December 31, 2002, the Company was in compliance with all debt covenants related to its various debt agreements.

Non-Utility

Catamount Catamount has a $25 million revolving credit/term loan facility and letters of credit, of which $21.3 million was outstanding at December 31, 2002. The facility expired on November 12, 2002 and on December 31, 2002 Catamount and its lender entered into the First Amendment to the facility that, among other things, extended the revolver facility for an additional two years. Under the two-year extension, Catamount can borrow against new operating projects subject to the terms and conditions of the facility. Additionally, the outstanding revolver loans were converted to amortizing loans on a two-year term-out schedule. The interest rate is variable, prime-based. Catamount's assets secure the facility. Based on total outstanding debt of $21.5 million at December 31, 2002, including Catamount's office building mortgage, the aggregate amount of Catamount's long-term debt maturities are $10.4 million and $11.1 million for the years 2003 and 2004, respectively. Catamount's long-term debt contains financial and non-financial covenants. Catamount received a waiver by the lender on October 31, 2002 for capital expenditures that exceeded the annual budget. At December 31, 2002, Catamount was in compliance with all covenants under the revolver. In early January 2003, Catamount applied $12.6 million, representing the after-tax proceeds from its investment sales, against its outstanding loan balance resulting in a $8.7 million loan balance.

Eversant In 2002, SmartEnergy Water Heating Services, Inc., a wholly owned subsidiary of Eversant, retired a $1.1 million term loan with Bank of New Hampshire.

Capital Structure The Company's capital ratios (including amounts of long-term debt due within one year) for the past three years were as follows:

	December 31
	2002	2001	2000
Common stock equity	51%	47%	49%
Preferred stock	5	6	6
Long-term debt	41	43	41
Capital lease obligations	3	4	4
	100%	100%	100%

Credit Ratings Current credit ratings of the Company's securities by Standard & Poor's and Fitch IBCA ("Fitch") were reaffirmed during 2002. The rating affirmations reflect improvement in the Company, subsequent to the sale of the Company's interest in the Vermont Yankee nuclear plant, due to reduced business risk and the Company's ability to recover all purchased power costs in rates.  Credit ratings should not be considered a recommendation to purchase stock. Current credit ratings are as follows:

	Standard & Poor's (1)	Fitch (2)
Corporate Credit Rating	BBB-	N/A
First Mortgage Bonds	BBB+	BBB
Second Mortgage Bonds	BBB-	BBB-
Preferred Stock	BB	BB+

  Outlook: Stable
  Outlook: Stable

DIVERSIFICATION

Catamount Resources Corporation was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities including Catamount and Eversant.

Catamount Catamount invests through its wholly owned subsidiaries in non-regulated energy generation projects in the United States and Western Europe. As of December 31, 2002, through its wholly owned subsidiaries, Catamount has interests in eight operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; Thuringen, Germany and Mecklenburg-Vorpommern, Germany.

     In 2001, Catamount undertook a comprehensive strategic review of its operations and refocused its efforts from being an investor in late-stage renewable energy to being primarily focused on developing, owning and operating wind energy projects. Wind energy is competitive with other forms of electric generation and has low production costs compared to other renewable energy sources. Environmental and energy security concerns support growth in the wind sector.  Catamount is currently pursuing the sale of certain of its interests in non-wind electric generating assets. Proceeds from sales will be used to pay down the outstanding loan balance to the extent required per the revolving credit/term loan facility and then be reinvested in the development of new wind projects or the acquisition of existing wind projects. Additionally, Catamount is seeking investors and partners to co-invest with Catamount in the development, ownership and acquisition of projects, which will be financed by equity and non-recourse debt. Management cannot predict the timing or outcome of potential future asset sales or whether this new strategy will be successful.

     In June 2001, Catamount established Catamount Development GmbH, a German corporate entity, 100 percent owned by Catamount Heartlands Corp., a wholly owned subsidiary of Catamount. The company was formed to hold Catamount's interests in German "greenfield" development projects or projects that would be purchased by Catamount in early- to mid-stage development.

     In 2002, Catamount established Catamount Energy Ltd., a UK and Wales limited company, which is ultimately 100 percent owned by two of Catamount's wholly owned subsidiaries. The company was formed to hold Catamount's interests in UK "greenfield" development projects or projects that would be purchased by Catamount in early to mid-stage development.

     Catamount's earnings were $1.5 million for 2002 and its loss and earnings were $8.7 million and $0.7 million for 2001 and 2000, respectively. See Competition - Risk Factors below and Note 3 to the Consolidated Financial Statements for more information regarding Catamount.

Eversant Eversant has a $1.4 million equity investment, representing a 12.1 percent ownership interest in The Home Service Store, Inc. ("HSS"), as of December 31, 2002. HSS has established a network of affiliate contractors who perform home maintenance repair and improvements for HSS members. HSS began operations in 1999 and is subject to risks and challenges similar to a company in the early stage of development. In September 2001, Eversant recorded a $1.2 million after-tax write-down of its investment in HSS to fair value.  Eversant had previously recorded losses of $9 million related to its investment in HSS.   Eversant accounts for its investment in HSS on a cost basis.

     During 2001, AgEnergy (formerly SmartEnergy Control Systems), a wholly owned subsidiary of Eversant, filed a claim in arbitration against Westfalia-Surge, the exclusive distributor that marketed and sold its SmartDrive Control product. The arbitration concerned the Company's claim that Westfalia-Surge had not conducted itself in accordance with the exclusive distributorship agreement between the parties. On January 28, 2002, the Company received an adverse decision related to the arbitration proceeding with Westfalia-Surge.  On November 6, 2002, Westfalia filed a Petition to Confirm the Arbitrator's Award in the United States District Court for the Western District of Wisconsin, which effectively sought to expand the Arbitrator's Award. The Company submitted an answer seeking to dismiss the Petition to the extent it sought costs in excess of those established by the Arbitrator. The Company cannot predict the outcome of the proceeding.

     SmartEnergy Water Heating Services, Inc. ("SEWHS"), had earnings of $0.3 million, $0.4 million and $0.5 million for 2002, 2001 and 2000, respectively.

     In the first quarter of 2002, the Company decided to discontinue Eversant's efforts to pursue non-regulated business opportunities but will continue its water heating business through SEWHS. Overall, Eversant incurred net losses of $0.5 million, $2.1 million and $2.3 million for 2002, 2001 and 2000, respectively.  See Note 3 to the Consolidated Financial Statements for more information regarding Eversant.

RATES AND REGULATION

     The Company recognizes that adequate and timely rate relief is necessary if it is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be automatically passed on to consumers through rate adjustment clauses. The Company intends to continue its practice of periodically reviewing costs and requesting rate increases when warranted. The Company currently plans, absent any unforeseen developments, to refrain from changing rates for its Vermont utility customers until at least 2006.

Vermont Retail Rates

2000 Retail Rate Case In an effort to mitigate eroding earnings and cash flow prospects, on November 9, 2000, the Company filed with the PSB a request for a 7.6 percent rate increase, or $19 million per annum, effective July 24, 2001. The PSB suspended the rate filing and a schedule was set to review the case.

     On June 26, 2001, the PSB issued an order approving the Company's May 7, 2001 rate case settlement with the DPS. The rate order ended uncertainty over the future recovery of Hydro-Quebec contract costs, allowed a 3.95 percent rate increase, made the January 1, 1999 temporary rates permanent, permitted a return on equity of 11 percent, for the 12 months ending June 30, 2002 for the Vermont utility, and created new service quality standards. The Company also agreed to a $9 million one-time write-off ($5.3 million after-tax) of regulatory assets, which was recorded in June 2001, and a rate freeze through January 1, 2003.

     In addition to the provisions outlined above, the rate order requires the Company to return up to $16 million to ratepayers in the event of a merger, acquisition or asset sale if such sale requires PSB approval. The 3.95 percent rate increase became effective with bills rendered July 1, 2001.

     As part of the Company's June 26, 2001 rate order, the Company agreed that all amounts collected from the Hydro-Quebec Ice Storm settlement would be applied first to reduce the remaining balance of deferred costs related to the arbitration, with the remaining balance, if any, applied to reduce other regulatory asset accounts as specified by the DPS and approved by the PSB. In July 2001 Hydro-Quebec and the VJO agreed to a final settlement, of which the Company's share was approximately $4.3 million. In the third quarter of 2001, the Company applied approximately $2.7 million to the remaining balance of deferred ice storm arbitration costs. On October 30, 2001, the Company filed a letter with the PSB summarizing its agreement with the DPS on application of the remaining $1.6 million to other regulatory assets. On September 10, 2002 and in response to a PSB request, the Company filed its amended proposal as agreed to with the DPS.

     On October 4, 2002, the PSB issued an Order approving the Company's proposal for reducing certain regulatory assets by approximately $2 million through application of the remaining Hydro-Quebec settlement and the ongoing Millstone Unit #3 decommissioning non-payments. Although the Company is recovering the Millstone Unit #3 decommissioning costs in rates, its payments for decommissioning have ceased. In the third quarter of 2002, based on the PSB Order, the Company reduced certain of its regulatory assets related to Conservation and Load Management by approximately $2 million. The Company will account for the ongoing Millstone Unit #3 decommissioning non-payments as a regulatory liability, with carrying charges, to be addressed in the Company's next rate proceeding.

     In 2002, the Vermont utility earned approximately $0.4 million, on an after-tax basis, above its allowed rate of return of 11.0 percent. In accordance with its rate case settlement, the Company reduced the Vermont utility's earnings by that amount to satisfy its earnings cap requirement. The related deferral of approximately $0.7 million pre-tax is included in Other deferred credits on the Company's Consolidated Balance Sheet. The Company and DPS are currently in discussions as to the balance sheet classification so as to preserve ratepayer benefit as required by the rate case settlement.

     See Note 12 to the Consolidated Financial Statements for more detail related to Vermont retail rates.

New Hampshire Retail Rates

     Connecticut Valley's retail rate tariffs, approved by the New Hampshire Public Utilities Commission ("NHPUC") contain a Fuel Adjustment Clause ("FAC"), and a Purchased Power Cost Adjustment ("PPCA"). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity, which are reconciled when actual data is available.

     See Note 12 to the Consolidated Financial Statements for more detail related to New Hampshire retail rates.

Connecticut Valley Sale On December 5, 2002, the Company reached agreement for the sale of Connecticut Valley to Public Service Company of New Hampshire ("PSNH"), New Hampshire's largest electric utility. The sale agreement is the result of months of negotiations among Connecticut Valley, the Company, the Governor's Office of Energy and Community Services, staff of the NHPUC, the Office of Consumer Advocate, the City of Claremont and New Hampshire Legal Assistance. Management believes the sale agreement, as structured, should resolve all issues in litigation over New Hampshire's restructuring plan, Connecticut Valley's rates, recovery of stranded costs and renders moot a pending exit fee decision by the FERC. The proposed closing date for the sale is January 1, 2004.

     Under the terms of the sale agreement, PSNH will pay the Company the book value for Connecticut Valley's franchise utility assets, which approximates $9 million at December 31, 2002. PSNH will acquire Connecticut Valley's poles, wires, substations and other facilities, as well as several independent power obligations, including the Wheelabrator contract. Contemporaneously with the sale, PSNH will pay an additional $21 million to the Company as a stranded cost reimbursement for the power resources the Company acquired to serve Connecticut Valley's customers.

     The FERC, the NHPUC and possibly the SEC must approve the sale. In addition, as a condition of the sale, the NHPUC must approve the pending settlement in the Wheelabrator docket.

     The sale will result in either a gain or loss; however, the nature and size of such gain or loss will be highly dependent upon power market price forecasts at the time of the sale and mitigation efforts both before and after the sale. Accordingly, the Company cannot estimate at this time such a gain or loss.

     If the sale transaction does not close, and if there is an adverse resolution of the pending FERC exit fee proceeding, these events would have a material adverse effect on the Company's results of operations, financial condition and cash flows. However, the Company cannot predict the ultimate outcome of this matter.

FERC Exit Fee Proceedings On February 28, 1997, Connecticut Valley was directed by the NHPUC to terminate its purchase of power from the Company. The Company filed an application with the FERC in June 1997, to recover stranded costs in connection with its wholesale rate schedule with Connecticut Valley and the notice of cancellation of that rate schedule (contingent upon the recovery of the stranded costs that would result from the cancellation of that rate schedule). In December 1997, the FERC rejected the Company's proposal to recover stranded costs through the imposition of a surcharge in the Company's transmission tariff, but indicated that it would consider an exit fee mechanism in the wholesale rate schedule for collecting stranded costs. The FERC denied the

Company's motion for a rehearing regarding the transmission surcharge proposal. However, the Company filed a request with the FERC for an exit fee mechanism in the wholesale rate schedule to collect the stranded costs resulting from the cancellation of the wholesale rate schedule. The stranded cost obligation sought to be recovered was $90.6 million in nominal dollars and $44.9 million on a net present value basis as of December 31, 1997.

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

     On October 29, 2002, the Company, jointly with the NHPUC, requested that the FERC defer issuance of its final exit fee order to allow for Connecticut Valley to continue working for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On December 5, 2002, Connecticut Valley, the State of New Hampshire, the City of Claremont and PSNH reached agreement for the sale of Connecticut Valley to PSNH. Under the terms of the agreement, which is described in more detail above, PSNH will pay an additional $21 million to the Company as a stranded cost reimbursement for the power resources the Company acquired to serve Connecticut Valley's customers, thus rendering moot the exit fee decision by the FERC.

     Absent the sale, if the Company was unable to obtain approval by the FERC of an exit fee from its power supply arrangement and Connecticut Valley was forced to terminate its relationship as a wholesale customer of the Company (the earliest termination date that could presently occur pursuant to the wholesale rate schedule is December 31, 2004) it is possible that the Company would be required to recognize a pre-tax loss under the power supply arrangement totaling approximately $27.4 million as of December 31, 2004. The Company would also be required to write-off approximately $0.6 million pre-tax of regulatory assets associated with its wholesale business as of December 31, 2004. The sale of Connecticut Valley to PSNH as currently structured, which includes the receipt of $21 million in stranded cost recovery, is expected to resolve these issues. However, Management cannot predict whether the sale will occur under these terms.

Wheelabrator Power Contract Connecticut Valley purchases power from several Independent Power Producers, who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. For the twelve months ended December 31, 2002, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 39,258 mWh, of which 93 percent was purchased from Wheelabrator Claremont Company, L.P., ("Wheelabrator") who owns a waste-to-energy electric generating facility. Connecticut Valley had filed a complaint with the FERC stating its concern that Wheelabrator has not been a qualifying facility since the facility began operation. On February 11, 1998, the FERC issued an Order denying Connecticut Valley's request for a refund of past purchased power costs and lower future costs. Connecticut Valley filed a request for rehearing with the FERC on March 13, 1998, which was denied. Connecticut Valley appealed to the D.C. Circuit Court of Appeals, which denied the appeal, but indicated that Connecticut Valley could seek relief from the NHPUC. On May 12, 2000, Connecticut Valley filed a petition with the NHPUC seeking 1) to amend the contract to permit purchase of net, rather than gross, output of the facility and 2) a refund, with interest, of past purchases of the difference between net and gross output.

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

     A hearing on the Stipulation of Settlement was held on June 7, 2002 with a focus on determining whether the Stipulation is in the public interest. The NHPUC issued an Order on July 5, 2002, in which it did not rule on the Stipulation of Settlement and instead announced that it would appoint an independent mediator to work with all parties to see if a mutually agreeable settlement of the case could be achieved. The NHPUC selected an independent mediator and, after several mediation sessions, the mediator issued a report on December 18, 2002, which stated that the parties opposing the Stipulation of Settlement before the mediation continued to oppose it after the mediation.

     As a condition to the sale of Connecticut Valley to PSNH, the NHPUC must approve the Stipulation of Settlement. Additionally, under the terms of the sale agreement, PSNH will acquire several of Connecticut Valley's independent power obligations, including the Wheelabrator contract.

ELECTRIC INDUSTRY RESTRUCTURING

     The electric utility industry is in a period of transition that in some cases has resulted in a shift away from ratemaking based on cost of service and return on equity to more market-based rates with energy sold to customers by competing retail energy service providers. Many states, including New Hampshire, where the Company does business, have implemented new mechanisms to bring greater competition, customer choice and market influence to the industry while retaining the public benefits associated with the current regulatory system. During 2001, however, the pace of transition slowed due primarily to public and governmental reactions to issues associated with deregulation efforts in California and the collapse of its wholesale electricity market.

Vermont There have been three primary sources of Vermont governmental activity attempting to restructure the electric industry in Vermont: 1) the Governor's Working Group, created by the former Governor of Vermont, which completed its work in 1998; 2) the PSB's Docket No. 6140 through which the PSB considered proposals to restructure committed utility power supply arrangements; and 3) the PSB's Docket No. 6330, through which the PSB considered the establishment of policies and procedures to govern retail competition within the Company's service territory. At this time, the PSB has concluded its investigation into the restructuring of committed power supply arrangements in Docket No. 6140 and the proceeding has been closed. Additionally, in December 2001, the PSB issued an order closing Docket No. 6330. As a result, the Company cannot determine when or if retail competition will be introduced within the Company's Vermont service territory.

Regional Transmission Organizations  Pursuant to FERC Order No. 888 (issued April 1996) the Company operates its transmission system under an open access, nondiscriminatory transmission tariff.

     In 1999, the FERC issued a Notice of Proposed Rulemaking ("NOPR") that would amend FERC's regulations under the Federal Power Act to facilitate the formation of regional transmission organizations ("RTO"). In late 1999 the FERC issued Order No. 2000, regarding the formation of RTOs. The Company has participated in various filings and proceedings related to formation of RTOs since Order No. 2000 was first issued. More recently, on November 22, 2002, NEPOOL notified the FERC that it was withdrawing the proposal made with New York to form the Northeast RTO and, subsequently, announced that it would propose an RTO for New England. It is anticipated that this filing will be made mid-year 2003. Transmission-owning entities in New England, including Vermont Electric Power Company, Inc. ("VELCO") and the Company, are participating in discussions intended to result in a transmission network company to provide the transmission services needed under the FERC's RTO Order.

     Order No. 2000 is generally designed to separate the governance and operation of the transmission system from generation companies and other market participants. At this time, the Company is unable to predict the outcome of this matter or its impact on the Company.

Standard Market Design On July 31, 2002, FERC issued a NOPR for Standard Market Design ("SMD"). FERC intends to establish nationally consistent power market rules and offers additional options for RTO formation. On September 20, 2002, the FERC accepted in part ISO-New England's request to implement an SMD governing wholesale energy sales in New England. The SMD will include a system of locational marginal pricing of energy under which prices for load will be determined by zone and based in part on transmission congestion and marginal losses experienced in each zone. Previous to SMD the costs of network congestion and losses were spread across the region's load-serving entities on a pro rata basis. Based on data observed during indicative trials beginning in the fall of 2002, congestion appears to be most significant in the load centers of eastern Massachusetts and southwestern Connecticut, while losses may be high in Vermont. Initially, the State of Vermont is expected to comprise a single load zone under the plan. Generators will receive location-specific prices for the nodes at which they interconnect with the New England electric network. The vast majority of the Company's generating resources are either located in the Vermont Zone or delivered at locations that are not expected to congest significantly in or en route to the Vermont Zone under expected circumstances. Because of their magnitude, congestion and loss costs are the two categories of power related costs that have the greatest potential to increase or decrease the net cost of serving load relative to the pre-SMD environment. An auction-based system of Financial Transmission Rights ("FTR") will be implemented to allow participants to hedge congestion risks. An associated auction revenue allocation scheme will be implemented to distribute the proceeds of the FTR auction to load entities that experience congestion and entities that invest to increase the capacity of the regional network.

     SMD will also include the creation of a location-specific day-ahead market that will allow participants the opportunity to settle transactions involving load and generation one day in advance of the real time spot market. In general, the Company either owns or holds entitlements to generation that will be self-scheduled in the day-ahead market and, therefore, anticipates making use of that market to clear the majority of its load and generation. The Company expects that its remaining dispatchable resources and residual load will settle in the real-time market. The overall price level and volatility of these new markets cannot be determined at this time; however, the Company expects to employ available risk mitigation mechanisms and its largely firm-priced sources to limit the effects.

     Administrative fees applied by the ISO to transactions are also being changed to reflect greater costs of SMD. The Company believes that in total the administrative costs of SMD will be greater than prior market configurations. Separately, the Company, through VYNPC, is engaged in discussions with Entergy, which owns the Vermont Yankee plant, over transaction settlement procedures, allocation of transaction costs and volumetric measures charges under the SMD.

     Operating reserve requirements are also changing and, in general, the Company expects the new requirements are likely to somewhat raise costs relative to the system operating reserve requirements in place prior to SMD. ISO-New England has also increased the financial assurance requirement for all entities participating in the market based upon each entity's credit rating and current net position. The Company anticipates that additional credit related costs, relative to the pre-SMD market, are likely to be incurred in order to satisfy this requirement.

     The rules requiring load-serving entities to hold generating capacity based upon peak demands in the region are also being revamped. Going forward, this responsibility will be determined by each entity's share of the New England peak load over a trailing annual period. In general, the Region tends to experience its peaks in summer months while the Company's maximum loads tend to occur in the months of December and January. The capacity credit received for generation is also being modified to further account for the observed operating performance of the specific sources. In general, the Company believes that its resources demonstrate operating reliability that is relatively favorable to the population of generators in the region.

      On February 6, 2003, ISO-New England announced that SMD would become operational on March 1, 2003. ISO New England is also working with the region's stakeholders to propose to the FERC a new cost allocation rule that will be used to determine who will pay the costs of upgrades to the regional transmission network once SMD has been implemented. VELCO has a number of network upgrades in the planning stage and the net cost to the Company of any such new investments will be affected by cost allocation rulings by the FERC.

     At this time, the Company is unsure as to the outcome of these matters or the potential affects on the Company.

COMPETITION - RISK FACTORS

Utility If retail competition is implemented in Vermont or in Connecticut Valley's New Hampshire service territory, the Company is unable to predict the impact on its revenues, the Company's ability to retain existing customers with respect to their power supply purchases and attract new customers or the margins that will be realized on retail sales of electricity, if any such sales are sought. The Company expects its power distribution and transmission service to its customers to continue on an exclusive basis subject to continuing economic regulation.

     Historically, electric utility rates in Vermont and New Hampshire have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises. SFAS No. 71 requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.

     The Company believes it currently complies with the provisions of SFAS No. 71 for both its regulated Vermont and New Hampshire service territory and FERC-regulated wholesale businesses.  Also see Note 1 to the Consolidated Financial Statements and Critical Accounting Polices, above.

Interest Rate Risk As of December 31, 2002, the Company has $16.3 million of Industrial Development/Pollution Control bonds outstanding, of which $10.8 million have an interest rate that floats monthly and $5.5 million floats every five years with the short-term credit markets. All other utility debt has a fixed rate. There are no interest lock or swap agreements in place. The Company has $46.3 million of consolidated temporary cash investments as of December 31, 2002, including $24.8 million of non-utility temporary cash investments, of which $14.2 million is related to Catamount. Also see non-utility risk factors below. Interest rate changes could also affect calculations affecting estimated pension and other benefit liabilities, thereby affecting pension and other benefit expenses and potentially requiring contributions to the trusts.

Equity Market Risk As of December 31, 2002, the Company's pension trust holds marketable equity securities in the amount of $34.8 million and its share of the Millstone Unit #3 decommissioning trust, in the amount of $2.3 million. The Company also maintains a variety of insurance policies in a Rabbi Trust, with a current value in the amount of $4.2 million, as of December 31, 2002, to support various supplemental retirement and deferred compensation plans. The current values of certain of these policies are affected by changes in the equity market. Therefore, changes in the equity market could affect pension expense as well as the Millstone Unit #3 decommissioning fund and the Rabbi Trust asset balances.

Credit Risk The Company has $16.9 million of letters of credit, supporting three series of tax-exempt pollution control/industrial development bonds, totaling $16.3 million, of which the earliest series matures in 2009. These letters of credit expire on August 31, 2003 and need to be renewed. Without the support of the letters of credit, the bonds could become due.

     The Company has $10.5 million of first mortgage bonds maturing in the next five years and $75 million of second mortgage bonds that mature on August 1, 2004. It is currently anticipated that all, or a majority of, the debt will be refinanced at maturity. The type, timing and terms of future financing that the Company may need will depend upon its cash needs, the availability of refinancing sources and the prevailing conditions in the financial markets.

     The covenants covering the Company's second mortgage bonds contain limiting restrictions if those bonds receive a debt rating below BBB- from rating agencies. The current ratings of the bonds from both Fitch and Standard & Poor's are BBB- (stable). The limiting characteristics include certain restrictions on investments in non-regulated subsidiaries, the incurrence of indebtedness and the payment of dividends. Restrictions are dependent on meeting both a Fixed Charge Coverage and a Cumulative Cash Flow test. At December 31, 2002, both tests indicate current levels are acceptable.

Inflation The annual rate of inflation, as measured by the Consumer Price Index, was 1.6 percent for 2002, 2.8 percent for 2001 and 3.4 percent for 2000. The Company's revenues, however, are based on rate regulation that generally recognizes only historical costs. Inflation therefore continues to have an impact on most aspects of the business.

Non-Utility In 2001, Catamount undertook a comprehensive strategic review of its operations. As a result, Catamount has refocused its efforts from being an investor in late-stage renewable energy to being primarily focused on developing, owning and operating wind energy projects.  Catamount's future success is dependent on the acceptance of wind power as an energy source by large producers, utilities, and other purchasers of electricity. Historically, the wind energy industry had a reputation for numerous problems relating to the failure of many wind-power generating facilities developed in the early 1980s to perform acceptably. In addition, many potential customers believe that wind energy is an unpredictable and inconsistent resource, is uneconomic compared to other sources of power and does not produce stable voltage and frequency. Although Catamount believes that these concerns may be adequately addressed in the near-term, there is no guarantee of wind power acceptance by potential customers as an energy source.

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

     United States The U.S. Congress has enacted a production tax credit, which provides owners of wind energy projects a credit of 1.8 cents/kWh produced by any wind energy project installed and in operation by December 31, 2003. This credit may be earned by such eligible projects for the first 10 years of each project's life. Continued growth of the U.S. wind energy industry depends upon this tax credit being extended beyond December 2003, and depends upon an adequate market of investors who can utilize this credit efficiently. While bills containing extensions for the production tax credit have been introduced in both houses of the U.S. Congress, there is no assurance that such bills will be enacted into law and that the tax credit will be so extended. There are currently 13 U.S. states that have some form of mandatory renewable energy purchase requirements by utilities located in their respective states. Several U.S. states have other incentive and grant programs to promote renewable energy. There is no assurance that any such program will be extended when each expires and there is no assurance that other states will follow the lead in promoting mandatory purchasing schemes.

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

Regulation in the United States The electric utility industry in the U.S. remains highly regulated and subject to energy and environmental laws at the federal, state and local levels. Catamount's operations are currently unregulated by the federal or state electric industry regulators, despite the fact Catamount is a wholly owned subsidiary of the Company. In addition, electric generation projects are subject to federal, state and local laws and administrative regulations, which govern the geographic location, zoning, land use and operation of plants and emissions produced by said plants. There is no guarantee that Catamount's operations will remain unregulated and may be subject to federal, state and local regulations in the future.

Reliance on Third-Party Equipment Vendors Currently less than 10 major wind turbine-generating ("WTG") manufacturers are serving the worldwide wind energy market. In the recent past, several of these manufacturers have been subject to financial difficulties, mergers and industry consolidation. Because customer demand for WTGs fluctuates based upon market conditions, there is no assurance that manufacturing capacity will be available to meet expected increases in demand at any one time. Further, there is no assurance that key components and parts will be available to service WTGs, which could adversely impact Catamount's operations.

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

Interest Rate Risk Catamount has a variable rate revolving credit/term loan facility. In January 2003, Catamount paid down its outstanding loan by $12.6 million, thereby reducing its exposure to interest rate risk. Catamount also maintains temporary cash investment accounts to meet its liquidity needs. At December 31, 2002, Catamount's temporary cash investments amounted to $14.9 million, which includes a portion used for the January 2003 pay-down of its outstanding loan.

Credit Exposure Recent events including uncertainties concerning the operations of the wholesale markets and the demise of major wholesale power marketing companies have increased credit exposure in the energy industry and specifically with unregulated energy companies. Obtaining or renewing corporate credit facilities is challenging and there is no guarantee credit will either be extended or renewed. In December 2002, Catamount extended its corporate credit facility for an additional two years.

RECENT ACCOUNTING PRONOUNCEMENTS

Impairment or Disposal of Long-Lived Assets On January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") that replaces SFAS No. 121, which the Company previously adopted. As with SFAS No. 121, SFAS No. 144 requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon undiscounted future cash flows. SFAS No. 144 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of December 31, 2002, based upon the regulatory environment within which the Company currently operates, SFAS No. 144 did not have an impact on the Company's regulated businesses. Competitive influences or regulatory developments may impact this status in the future.

Asset Retirement Obligations In August 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). This statement provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it is incurred. The Company has retirement obligations associated with decommissioning related to its investments in nuclear plants, certain of its jointly owned generating plants and certain Catamount investments. The Company adopted SFAS No. 143 on January 1, 2003 as required. The cumulative effect of adopting SFAS No. 143 is not material.

Costs Associated with Exit or Disposal Activities In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. This statement applies only to exit activities initiated in 2003 and after. The Company does not expect a material impact on its financial position or results of operations.

Stock-Based Compensation Transition and Disclosure In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, ("SFAS No. 148") an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002.  The Company adopted the disclosure requirements related to SFAS No. 148 as of December 31, 2002.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements and Supplementary Data
Page
Independent Auditors' Report. . . . . . . . . . . . . . .	45

Financial Statements:

Consolidated Statements of Income for each of the
  three years ended December 31, 2002 . . . . . . . . . . . . . .

Consolidated Statements of Cash Flows for each of
  the three years ended December 31, 2002 . . . . . . . . . .

Consolidated Balance Sheets at December 31, 2002
  and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Capitalization
  at December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Changes in Common Stock
  Equity for each of the three years ended
  December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Consolidated Financial Statements. . . . . . . . . . . . . .

47 48 49 50 51 52

Independent Auditors' Report
  To the Board of Directors of
  Central Vermont Public Service Corporation:

     We have audited the accompanying consolidated balance sheet and statement of capitalization of Central Vermont Public Service Corporation and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of income, changes in common stock equity and cash flows for the year then ended December 31, 2002. The financial statements of Central Vermont Public Service Corporation and subsidiaries as of December 31, 2001 and 2000 and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion, which included an emphasis of a matter paragraph on those financial statements in their report dated February 4, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Vermont Public Service Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 12, the Company has reached agreement to sell Connecticut Valley Electric Company, its wholly owned subsidiary, to Public Service Company of New Hampshire. The Company believes this sale will render as moot a pending request filed with the Federal Energy Regulatory Commission for an exit fee mechanism to cover the stranded costs resulting from the potential cancellation of the power contract between the Company and Connecticut Valley Electric Company. If the sale is not completed and the power contract is ultimately cancelled, the Company would be required to recognize a loss under this contract of a material amount if it is unable to obtain an order authorizing the recovery of a significant portion of the exit fee, or other appropriate stranded cost mechanism.

Deloitte & Touche, LLP

Boston, Massachusetts

February 4, 2003

The following Report of Independent Public Accountants is a copy of the previously issued Arthur Andersen, LLP report on Central Vermont Public Service Corporation. Arthur Andersen, LLP has not reissued this report.

Report of Independent Public Accountants
  To the Board of Directors of
  Central Vermont Public Service Corporation:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Central Vermont Public Service Corporation and its wholly owned subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Vermont Public Service Corporation and its wholly owned subsidiaries as of December 31, 2001 and 2000 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 12, the Company has filed with the Federal Energy Regulatory Commission a request for an exit fee mechanism to cover the stranded costs resulting from the potential cancellation of the power contract between the Company and its wholly owned subsidiary Connecticut Valley. If the power contract is ultimately cancelled and the Company is unable to obtain an order authorizing the recovery of a significant portion of the exit fee, or other appropriate stranded cost mechanism, the Company would be required to recognize a loss under this contract of a material amount.

ARTHUR ANDERSEN, LLP

Boston, Massachusetts

February 4, 2002

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
	Year Ended December 31
	2002	2001	2000

Operating Revenues	$303,389	$302,476	$333,926

Operating Expenses
Operation
Purchased power	146,765	147,662	185,941
Production and transmission	25,495	24,489	26,294
Other operation	44,050	43,420	44,119
Maintenance	17,678	18,264	14,813
Depreciation	16,911	17,041	16,882
Other taxes, principally property taxes	13,307	12,739	12,264
Taxes on income	12,234	11,472	9,034

Total operating expenses	276,440	275,087	309,347

Operating Income	26,949	27,389	24,579
Other Income and Deductions
Equity in earnings of affiliates	3,909	2,669	3,268
Allowance for equity funds during construction	71	59	69
Other income, net	1,441	(16,614)	7,342
(Provision) benefit for income taxes	(90)	2,964	(2,777)
Total other income and deductions, net	5,331	(10,922)	7,902

Total Operating and Other Income	32,280	16,467	32,481
Interest Expense
Interest on long-term debt	12,548	12,890	14,075
Other interest	(1)	1,018	404
Allowance for borrowed funds during construction	(34)	(30)	(41)
Total interest expense, net	12,513	13,878	14,438

Net Income Before Extraordinary Charge	19,767	2,589	18,043
Extraordinary loss (net of tax benefit of $124,000 in 2001)	-	182	-
Net Income	19,767	2,407	18,043

Preferred Stock Dividends Requirements	1,528	1,696	1,779

Earnings Available For Common Stock	$18,239	$711	$16,264

Earnings Per Share of Common Stock - Basic:
Earnings before extraordinary charge	$1.56	$.08	$1.42
Extraordinary charge	-	.02	-
Earnings per share of common stock - basic	$1.56	$.06	$1.42
Average shares of common stock outstanding - basic	11,678,239	11,551,042	11,488,351

Earnings Per Share of Common Stock - Diluted:
Earnings before extraordinary charge	$1.53	$.08	$1.41
Extraordinary charge	-	.02	-
Earnings per share of common stock - diluted	$1.53	$.06	$1.41
Average shares of common stock outstanding - diluted	11,942,822	11,780,235	11,531,890

Dividends Paid Per Share of Common Stock	$.88	$.88	$.88

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31
	2002	2001	2000
Cash Flows Provided (Used) By:
Operating Activities
Net income	$19,767	$2,407	$18,043
Adjustments to reconcile net income to net cash provided by operating activities
Extraordinary charge	-	182	-
Equity in earnings of affiliates	(3,909)	(2,669)	(3,268)
Dividends received from affiliates	4,040	2,773	4,315
Equity in earnings from non-utility investments	(11,603)	(6,079)	(1,223)
Distribution of earnings from non-utility investments	10,639	4,636	4,457
Depreciation	16,911	17,041	16,882
Regulatory asset write-off	-	9,000	-
Asset impairment charges (including tax valuation allowance)	2,774	8,905	1,000
Investment write-down	-	1,963	-
Amortization of capital leases	1,143	1,089	1,089
Deferred income taxes and investment tax credits	3,229	(5,083)	(3,861)
Net (deferral) and amortization of nuclear replacement energy and maintenance costs	3,683	(2,517)	6,207
Amortization of conservation and load management costs	2,217	3,144	5,339
Net (deferral) and amortization of restructuring costs	59	(1,328)	115
Decrease in accounts receivable and unbilled revenues	781	4,746	15,754
Increase (decrease) in accounts payable	598	(3,712)	(6,597)
Increase (decrease) in accrued income taxes	877	(1,614)	753
Change in other working capital items	4,137	(6,532)	3,029
Change in environmental reserve	(1,844)	(285)	(275)
Deferred Vermont Yankee fuel rod costs	(3,854)	-	-
Deferred Vermont Yankee sale costs	(8,197)	-	-
Other, net	1,122	4,149	(892)
Net cash provided by operating activities	42,570	30,216	60,867
Investing Activities
Construction and plant expenditures	(14,442)	(16,553)	(14,968)
Conservation and load management expenditures	(236)	(504)	(1,136)
Return of capital	336	641	488
Proceeds from sale of non-utility assets	13,335	-	-
Non-utility investments	(253)	(13,671)	(4,634)
Utility investments	(449)	-	-
Other investments, net	(258)	(474)	(134)
Net cash used for investing activities	(1,967)	(30,561)	(20,384)
Financing Activities
Sale of treasury stock	416	556	534
Proceeds from dividend reinvestment program	1,309	-	-
Short-term debt - net	-	-	17
Long-term debt - net	(8,208)	9,796	(14,776)
Retirement of preferred stock	(6,000)	-	(1,000)
Common and preferred dividends paid	(12,222)	(11,433)	(11,888)
Reduction in capital lease obligations	(1,143)	(1,089)	(1,089)
Other	-	20	244
Net cash used for financing activities	(25,848)	(2,150)	(27,958)
Effect of exchange rate changes on cash	118	-	-
Net Increase (Decrease) In Cash and Cash Equivalents	14,873	(2,495)	12,525
Cash and Cash Equivalents at Beginning of Year	45,491	47,986	35,461
Cash and Cash Equivalents at End of Year	$60,364	$45,491	$47,986
Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amounts capitalized)	$12,657	$13,871	$13,862
Income taxes (net of refunds)	$10,773	$16,892	$15,118
Non-cash Operating, Investing and Financing Activities
Stock award plans (Note 6)
Regulatory assets (Notes 1, 2 and 12)
Long-term lease arrangements (Note 13)
The accompanying notes are an integral part of these consolidated financial statements.
Page 48 of 111

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	December 31
	2002	2001
Assets
Utility Plant, at original cost	$501,963	$490,137
Less accumulated depreciation	207,781	198,087
	294,182	292,050
Construction work-in-progress	9,307	15,727
Nuclear fuel, net	1,130	852
Net utility plant	304,619	308,629

Investments and Other Assets
Investments in affiliates	23,716	23,823
Non-utility investments	35,087	49,543
Non-utility property, less accumulated depreciation	2,224	2,401
Total investments and other assets	61,027	75,767

Current Assets
Cash and cash equivalents	60,364	45,491
Special deposits	-	7
Accounts receivable, less allowance for uncollectible accounts ($1,303 in 2002 and $2,071 in 2001)	21,708	21,951
Unbilled revenues	15,985	16,404
Materials and supplies, at average cost	3,341	4,167
Prepayments	2,375	3,676
Other current assets	4,619	5,408
Total current assets	108,392	97,104

Regulatory Assets	22,784	32,403
Other Deferred Charges	30,043	7,771
Total Assets	$526,865	$521,674

Capitalization and Liabilities
Capitalization
Common stock equity	$197,608	$183,514
Preferred and preference stock	8,054	8,054
Preferred stock with sinking fund requirements	10,000	15,000
Long-term debt	137,908	159,771
Capital lease obligations	11,762	12,897
Total capitalization	365,332	379,236

Current Liabilities
Current portion of preferred stock	-	1,000
Current portion of long-term debt	20,879	7,225
Accounts payable	5,572	4,796
Accounts payable - affiliates	11,587	12,092
Accrued income taxes	951	74
Dividends declared	-	2,978
Nuclear decommissioning costs	3,263	2,298
Other current liabilities	20,319	19,739
Total current liabilities	62,571	50,202
Deferred Credits
Deferred income taxes	41,766	38,828
Deferred investment tax credits	5,267	5,658
Nuclear decommissioning costs	20,899	12,826
Other deferred credits	31,030	34,924
Total deferred credits	98,962	92,236
Commitments and Contingencies
Total Capitalization and Liabilities	$526,865	$521,674

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Dollars in thousands)
	December 31
	2002	2001
Common Stock Equity
Common stock, $6 par value, authorized 19,000,000 shares; issued 11,807,495 shares	$70,845	$70,715
Other paid-in capital	48,434	47,634
Accumulated other comprehensive income (loss), net of tax	150	(623)
Deferred compensation plans - employee stock ownership plans	(1,041)	(1,097)
Treasury stock (64,854 shares and 175,165 shares, respectively, at cost)	(857)	(2,285)
Retained earnings	80,077	69,170
Total common stock equity	197,608	183,514

Cumulative Preferred and Preference Stock
Preferred stock, $100 par value, authorized 500,000 shares
Outstanding:
Non-redeemable
4.15% Series; 37,856 shares	3,786	3,786
4.65% Series; 10,000 shares	1,000	1,000
4.75% Series; 17,682 shares	1,768	1,768
5.375% Series; 15,000 shares	1,500	1,500
Redeemable
8.30% Series; 100,000 shares	10,000	16,000
Preferred stock, $25 par value, authorized 1,000,000 shares
Outstanding - none	-	-
Preference stock, $1 par value, authorized 1,000,000 shares
Outstanding - none	-	-
	18,054	24,054
Less current portion	-	1,000
Total cumulative preferred and preference stock	18,054	23,054

Long-Term Debt
First Mortgage Bonds
9.26% Series GG, due 2002	-	3,000
9.97% Series HH, due 2003	3,000	7,000
8.91% Series JJ, due 2031	15,000	15,000
6.01% Series MM, due 2003	7,500	7,500
6.27% Series NN, due 2008	3,000	3,000
6.90% Series OO, due 2023	17,500	17,500

Second Mortgage Bonds
8.125%, due 2004	75,000	75,000

Vermont Industrial Development Authority Bonds
Variable, due 2013 (1.35% at December 31, 2002)	5,800	5,800
New Hampshire Industrial Development Authority Bonds
5.50%, due 2009	5,450	5,500
Connecticut Development Authority Bonds
Variable, due 2015 (1.30% at December 31, 2002)	5,000	5,000
Other, various	21,537	22,696
	158,787	166,996
Less current portion	20,879	7,225
Total long-term debt	137,908	159,771

Capital Lease Obligations	11,762	12,897

Total Capitalization	$365,332	$379,236

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Dollars in thousands)
	Common Stock Shares Amount		Other Paid-in Capital	Deferred Compensation Plan - Employee Stock	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
Balance, December 31, 1999	11,466,805	$70,715	$45,340	-	$(246)	$(4,159)	$72,371	$184,021
Treasury stock at cost	41,175					535		535
Issuance of Treasury stock for option plans							(93)	(93)
Net income							18,043	18,043
Other comprehensive income net of taxes					(23)			(23)
Allocation of benefits - employee stock				$233				233
Unearned stock compensation			448	(591)				(143)
Cash dividends on capital stock:
Common stock - $.88 per share							(10,118)	(10,118)
Cumulative preferred stock:
Non-redeemable							(369)	(369)
Redeemable							(1,411)	(1,411)
Amortization of preferred stock issuance expenses			22					22

Balance, December 31, 2000	11,507,980	$70,715	$45,810	$(358)	$(269)	$(3,624)	$78,423	$190,697
Treasury stock at cost	102,703					1,339		1,339
Issuance of Treasury stock for option plans							(41)	(41)
Net income							2,407	2,407
Other comprehensive income net of taxes					(354)			(354)
Allocation of benefits - employee stock				1,074				1,074
Unearned stock compensation			1,802	(1,813)				(11)
Cash dividends on capital stock:
Common stock - $.88 per share							(10,183)	(10,183)
Cumulative preferred stock:
Non-redeemable							(368)	(368)
Redeemable							(1,328)	(1,328)
Amortization of preferred stock issuance expenses			22					22
Other adjustments							260	260

Balance, December 31, 2001	11,610,683	$70,715	$47,634	$(1,097)	$(623)	$(2,285)	$69,170	$183,514
Treasury stock at cost	131,958					1,428		1,428
Issuance of Treasury stock for option plans							384	384
Net income							19,767	19,767
Other comprehensive income net of taxes					773			773
Allocation of benefits - employee stock				1,065				1,065
Unearned stock compensation			480	(1,009)				(529)
Cash dividends on capital stock:
Common stock - $.88 per share							(7,716)	(7,716)
Cumulative preferred stock:
Non-redeemable							(594)	(594)
Redeemable							(934)	(934)
Amortization of preferred stock issuance expenses			39					39
Premium on capital stock			257					257
Dividend reinvestment plan		130						130
Other adjustments			24					24

Balance, December 31, 2002	11,742,641	$70,845	$48,434	$(1,041)	$150	$(857)	$80,077	$197,608

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

About Central Vermont Public Service Corporation  Central Vermont Public Service Corporation ("the Company") is an independent energy and utility business based in Vermont. The Company distributes, transmits and markets electricity and invests in renewable and independent-power generation projects. The Company's wholly owned subsidiaries include Connecticut Valley Electric Company ("Connecticut Valley"), which distributes and sells electricity in parts of New Hampshire; Catamount Energy Corporation ("Catamount"), which invests primarily in wind energy projects in the United States and Western Europe; and Eversant Corporation ("Eversant"), which operates a rental water heater business through its subsidiary, SmartEnergy Water Heating Services, Inc.

Consolidation Policy and Use of Estimates The consolidated financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. Intercompany transactions have been eliminated in consolidation.

     Investments in entities over which the Company does not maintain a controlling financial interest are accounted for using the equity method when the Company has the ability to exercise significant influence over its operation. Under this method, the Company records its ownership share of the net income or loss of each investment in the accompanying consolidated financial statements.

     The Company's ownership interests in jointly owned generating and transmission facilities are accounted for on a pro rata basis using the Company's ownership percentages and are recorded in the Company's Consolidated Balance Sheets. The Company's share of operating expenses for these facilities is included in the corresponding operating accounts on the Consolidated Statements of Income.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Actual results could differ from those estimates. In addition, the Company and its subsidiaries are subject to the accounting and reporting requirements of the Securities and Exchange Commission ("SEC").

Utility Regulation The Company is subject to regulation by the Vermont Public Service Board ("PSB"), the New Hampshire Public Utilities Commission ("NHPUC") and the Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting and other matters pertaining to regulated operations. As such, the Company currently prepares its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for its regulated Vermont service territory, FERC-regulated wholesale business and Connecticut Valley's New Hampshire service territory. In order for a company to report under SFAS No. 71, the company's rates must be designed to recover its costs of providing service and the company must be able to collect those rates from customers. If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard would no longer apply to the Company's regulated operations. In the event the Company determines that it no longer meets the criteria for applying SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that could be material unless stranded cost recovery is allowed through a rate mechanism. Criteria that could give rise to the discontinuance of SFAS No. 71 include 1) increasing competition that restricts the Company's ability to establish prices to recover specific costs, and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. Management periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, Management believes future recovery of its regulatory assets in the State of Vermont and the State of New Hampshire for the Company's retail and wholesale businesses is probable.

Unregulated Business Results of operations of Catamount and Eversant are included in Other income, net in the Other Income and Deductions section of the Consolidated Statements of Income. Catamount's policy is to expense all screening, feasibility and development expenditures associated with investments in new projects. Catamount's project costs incurred subsequent to obtaining financial viability are recognized as assets subject to depreciation or amortization. Project viability is obtained when it becomes probable that costs incurred will generate future economic benefits sufficient to recover these costs.

     In the third quarter of 2002, Catamount recorded asset impairment charges of $2.8 million, related to the pending sale of certain of its investments in non-regulated energy generation projects. In the fourth quarter of 2002, Catamount sold two of its investments and has another investment under agreement for sale. Previously, in the fourth quarter of 2001, Catamount recorded asset impairment charges related to four of its investments in non-regulated energy generation projects. See Note 3 - Non-Utility Investments.

Revenues  Revenues related to the sale of electricity are generally recorded when service is rendered or when electricity is distributed to customers. Electricity sales to individual customers are based on the monthly reading of their meters. Estimated unbilled revenues are recorded at the end of each monthly accounting period. The Company follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but not yet billed through the end of the monthly accounting period. The determination of unbilled revenues requires the Company to make various estimates including 1) energy generated, purchased and resold, 2) losses of energy over transmission and distribution lines, 3) kilowatt-hour usage by retail customer mix - residential, commercial and industrial, and 4) average retail customer pricing rates. Unbilled revenues as of December 31, 2002, 2001 and 2000 were $16 million, $16.4 million and $17.1 million, respectively.

Purchased Power The Company records the annual cost of power obtained under long-term contracts as operating expenses. Since these contracts do not convey to the Company the right to use the related property, plant or equipment, they are considered executory in nature. This accounting treatment is in contrast to the Company's commitment with respect to the Hydro-Quebec Phase I and II transmission facilities, which are considered capital leases. See Note 13 - Commitments and Contingencies.

Utility Plant Utility plant is recorded at original cost. Replacements of retirement units of property are charged to utility plant. Maintenance and repairs, including replacements not qualifying as retirement units of property, are charged to maintenance expense. The original cost of units retired, net of salvage value, and related costs of removal are charged to accumulated provision for depreciation. The primary components of utility plant include (dollars in thousands):

	December 31
	2002	2001
Electric - transmission and distribution	$378,295	$364,211
Jointly owned generation and transmission units	109,110	108,941
Property under capital leases	12,887	14,030
Completed construction	1,628	2,912
Held for future use	43	43
Utility Plant, at original cost	$501,963	$490,137

Depreciation The Company uses the straight-line remaining life method of depreciation. Total depreciation expense was 3.33 percent, 3.53 percent and 3.57 percent of the cost of depreciable utility plant for the years 2002 through 2000, respectively.

Income Taxes In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company recognizes tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Investment tax credits associated with utility plant are deferred and amortized ratably to income over the lives of the related properties.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Allowance for Funds Used During Construction Allowance for funds used during construction ("AFUDC") is the cost during the period of construction of debt and equity funds used to finance construction projects. The Company capitalizes AFUDC as part of the cost of major utility plant projects to the extent that costs applicable to such construction work in progress have not been included in rate base in connection with ratemaking proceedings. AFUDC equity represents a current non-cash credit to earnings, recoverable over the life of the property. The AFUDC rates used by the Company were 9.3 percent, 9.4 percent and 9.3 percent for the years 2002 through 2000, respectively.

Regulatory Accounting Under SFAS No. 71 the Company accounts for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expense by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. In the event that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the Company would be required to write off related regulatory assets, certain other deferred charges and regulatory liabilities as summarized in the following table (dollars in thousands):

	December 31
	2002	2001
Regulatory assets
Conservation and load management (a)	$1,853	$4,633
Restructuring costs	66	59
Nuclear refueling outage costs (a)	762	4,445
Income taxes (b)	6,087	6,770
Dismantling costs (c):
Maine Yankee nuclear power plant	8,959	10,612
Connecticut Yankee nuclear power plant	3,774	4,513
Unrecovered plant and regulatory study costs	1,099	1,310
Other regulatory assets	184	61
Subtotal Regulatory assets	22,784	32,403

Other deferred charges
Vermont Yankee fuel rod maintenance deferral	3,854	-
Vermont Yankee sale costs	8,197	-
Yankee Atomic incremental dismantling costs (c)	7,872	-
Connecticut Yankee incremental dismantling costs (c)	3,558	-
Hydro-Quebec Sellback #3 derivative	666	1,038
Subtotal Other deferred charges	24,147	1,038

Other deferred credits
Hydro-Quebec ice storm settlement	8	1,607
Excess over allowed rate of return cap - 2002	681	-
Other regulatory liabilities	592	620
Subtotal Other deferred credits	1,281	2,227

Net Regulatory Assets	$45,650	$31,214

(a) The Company earns a return on unamortized Conservation and Load Management costs and replacement energy and maintenance costs related to scheduled nuclear refueling outages.
(b) The net regulatory asset related to the adoption of SFAS No. 109 is recovered through tax expense in the Company's cost of service generally over the remaining lives of the related property.

(c)     Recovery for the unamortized dismantling costs for Connecticut Yankee and Maine Yankee is provided without a return on investment through 2007 and 2008, respectively. Other deferred charges related to dismantling costs for these facilities are not currently included for recovery in rates.

Deferred Charges In a manner consistent with expected ratemaking treatment, the Company defers and amortizes certain items to reflect more accurately its costs of service. The Vermont Yankee-related deferred charges shown as Other deferred charges in the table above are based on Accounting Orders approved by the PSB that authorize the Company to defer such costs for recovery in future rates. Other deferred charges related to Yankee Atomic and Connecticut Yankee incremental dismantling costs are explained in more detail in Note 2 - Investments in Affiliates. The Hydro-Quebec Sellback #3 derivative is based on an Accounting Order approved by the PSB that allows for the contract's fair value to be recorded on the balance sheet as either a deferred asset or liability.

     Other deferred charges of approximately $5.9 million, excluding those shown in the table above, include costs associated with hydro relicensing and various other deferred charges.

Deferred Credits Deferred Credits, excluding those shown in the table above, amount to $29.7 million and include environmental reserves, accruals for employee pension and other benefits, regulatory tax liabilities, reserves for damage claims and other various deferrals. The deferred credits of $1.3 million shown in the table above represent regulatory liabilities including excess earnings over the Vermont utility's allowed rate of return in 2002 and other costs that have been recovered by the Company but have not yet been included in rates. In the past, these costs have been applied against regulatory assets as agreed to with the Vermont Department of Public Service ("DPS") and approved by the PSB. See Note 12 - Retail Rates.

Miscellaneous Current Liabilities The Company's miscellaneous current liabilities at December 31, 2002 and 2001 include the following (dollars in thousands):

	December 31
	2002	2001
Accrued employee costs - payroll and medical	$5,186	$3,774
Accrued interest	2,984	3,128
Other taxes	2,288	2,300
Deferred compensation	2,579	2,720
Customer deposits, interest and prepaid	1,293	1,328
Obligation under capital leases	1,094	1,094
Environmental and accident reserves	897	1,013
Accrued joint owned expenses and EEU	963	633
Miscellaneous accruals	3,035	3,749
Total	$20,319	$19,739

Valuation of Long-Lived Assets The Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of, including its investments in nuclear generating companies, its unregulated investments, and its interests in jointly owned generating facilities, when events and circumstances warrant such a review. The carrying value of such assets is considered impaired when the anticipated undiscounted cash flow from such an asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. See Note 3 - Non-Utility Investments for further discussion of impairment of non-utility investments.

Earnings Per Share  Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding for the periods presented. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period calculated based on the weighted-average number of shares outstanding plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

Stock Options The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands, except per share amounts):

	December 31
	2002	2001	2000

Net Income, as reported	$19,767	$2,407	$18,043
Deduct: Total stock-based employee compensation expense *	150	118	84

Pro forma net income	$19,617	$2,289	$17,959

Earnings per share:
Basic - as reported	$1.56	$.06	$1.42
Basic - pro forma	$1.55	$.05	$1.41

Diluted - as reported	$1.53	$.06	$1.42
Diluted - pro forma	$1.51	$.05	$1.41

* Fair value based method for all awards, net of related tax effects.

Environmental Liabilities  The Company is engaged in various operations and activities that subject it to inspection and supervision by both federal and state regulatory authorities including the United States Environmental Protection Agency. The Company's policy is to accrue a liability for those sites where costs for remediation, monitoring and other future activities are probable and can be reasonably estimated. See Note 13 - Commitments and Contingencies.

Derivative Financial Instruments  On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (collectively "SFAS No. 133"). SFAS No. 133 requires that derivatives be recorded on the Consolidated Balance Sheets at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company. The Company has a long-term purchased power contract that allows the seller to purchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3). This contract has been determined to be a derivative under SFAS No. 133.  At December 31, 2002, this derivative had an estimated fair value of approximately a $0.7 million unrealized loss, which is included in Other deferred credits on the Consolidated Balance Sheet along with an offsetting deferred asset, which is included in Other deferred charges. The estimated fair value is based on quoted market information where available and appropriate modeling methodologies.

Concentration of Credit Risk  Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains a significant portion of its cash and cash equivalent balances with several major financial institutions. As of December 31, 2002, approximately 6 percent of the Company's accounts receivable are concentrated with entities engaged in the energy industry. These industry concentrations could impact the Company's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized; however, the Company believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of its customer base of residential, commercial and industrial customers.

Foreign Currency Translation  All foreign non-utility assets and liabilities are translated at the year-end currency exchange rate. Revenues and expenses are translated at average exchange rates in effect during the year. Realized gains or losses from foreign currency translations are included in earnings of the current period.

Cash and Cash Equivalents The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents.  Cash and cash equivalents include restricted cash of $12.6 million from after-tax proceeds related to Catamount's investment sales in the fourth quarter of 2002, which were restricted under the revolving credit/term loan facility for payment against its outstanding term loan.

Reclassifications The Company will record reclassifications to the financial statements of the prior year when considered necessary or to conform to current year presentation.

Recent Accounting Pronouncements

Impairment or Disposal of Long-Lived Assets:  On January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") that replaces SFAS No. 121, which the Company previously adopted. As with SFAS No. 121, SFAS No. 144 requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues, be revalued based upon undiscounted future cash flows. SFAS No. 144 requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded from recovery. As of December 31, 2002, based upon the regulatory environment within which the Company currently operates, SFAS No. 144 did not have an impact on the Company's regulated businesses. Competitive influences or regulatory developments may impact this status in the future.

Asset Retirement Obligations: In August 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). This statement provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it is incurred. The Company has retirement obligations associated with decommissioning related to its investments in nuclear plants, certain of its jointly owned generating plants and certain Catamount investments. The Company adopted SFAS No. 143 on January 1, 2003 as required. The cumulative effect of adopting SFAS No. 143 is not material.

Costs Associated with Exit or Disposal Activities: In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which requires entities to record a liability for costs related to exit or disposal activities when the costs are incurred. Previous accounting guidance required the liability to be recorded at the date of commitment to an exit or disposal plan. This statement applies only to exit activities initiated in 2003 and after. The Company does not expect a material impact.

Stock-Based Compensation Transition and Disclosure: In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, ("SFAS No. 148") an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002.  The Company adopted the disclosure requirements related to SFAS No. 148 as of December 31, 2002.

NOTE 2 - INVESTMENTS IN AFFILIATES

     The Company's equity method investments are as follows (dollars in thousands):

		December 31
	Ownership	2002	2001

Vermont Yankee Nuclear Power Corporation (1)	33.23%	$16,900	$16,818

Nuclear generating companies:
Connecticut Yankee Atomic Power Company	2.0%	1,148	1,349
Maine Yankee Atomic Power Company	2.0%	1,052	1,257
Yankee Atomic Electric Company	3.5%	35	28

Vermont Electric Power Company, Inc. (2):
Common stock	50.6%	4,079	3,710
Preferred stock	46.6%	502	661
		$23,716	$23,823

  In the first quarter of 2002 the Company's ownership percentage changed from 31.3 percent to 33.23 percent. On July 31, 2002, the Vermont Yankee plant was sold, however the Company has a 33.23 percent equity interest in the remaining corporation. See discussion below for more detail related to the Company's ownership in Vermont Yankee.
  In the third quarter of 2002, the Company's common stock ownership percentage in VELCO changed from 56.8 percent to 50.6 percent, as a result of other owners acquiring additional shares of VELCO's Class C common stock.

Vermont Yankee Summarized financial information for Vermont Yankee Nuclear Power Corporation ("VYNPC") is as follows (dollars in thousands):

	December 31
Earnings	2002	2001	2000
Operating revenues	$175,722	$178,840	$178,294
Operating income	$6,949	$11,983	$16,144
Net income	$9,454	$6,119	$6,583

Company's equity in net income	$3,141	$1,912	$2,052

	December 31
Investment	2002	2001
Current assets	$73,794	$35,344
Non-current assets	131,088	688,471
Total Assets	204,882	723,815

Less:
Current liabilities	22,724	64,082
Non-current liabilities	130,956	605,558
Net assets	$51,202	$54,175

Company's equity in net assets	$16,900	$16,818

     Vermont Yankee's revenues include sales to the Company of $60.2 million, $56.1 million, $55.5 million for 2002, 2001 and 2000, respectively. These amounts are reflected as purchased power, net of deferrals and amortization, in the Company's Consolidated Statements of Income.

     Vermont Yankee had a 12-day mid-cycle outage starting May 11, 2002 in order to repair defective fuel rods. The Company's cost for the repair, including incremental capacity and replacement energy costs, was approximately $3.9 million. The Company received an Accounting Order from the PSB, allowing it to defer the additional costs related to the mid-cycle outage and Management believes that such amounts are probable of future recovery.

     In October 2002, Vermont Yankee accomplished a 21-day refueling outage. Although the Company is no longer responsible for refueling outage costs, it remains responsible for procuring replacement energy during the outage and any other Vermont Yankee outages in the future. As such, the Company no longer defers or amortizes incremental capacity and replacement energy costs as it had done in the past. Under a purchased power agreement, the Company pays only for generation at scheduled annual fixed rates. Accordingly, as a result of the sale, the Company no longer bears the operating costs and risks associated with running the plant or the costs and risks associated with the eventual decommissioning of the plant.

Vermont Yankee Sale: On August 15, 2001, Vermont Yankee reached an agreement to sell its nuclear power plant to Entergy Nuclear Vermont Yankee, LLC ("Entergy") for approximately $180 million, representing $145 million for the plant and related assets and $35 million for nuclear fuel. Under the agreement, Entergy assumes decommissioning liability for the plant and its decommissioning trust fund. The agreement also includes a purchased power contract ("PPA") with prices that generally range from 3.9 cents to 4.5 cents per kilowatt-hour through 2012. The PPA is subject to a "low-market adjuster" effective November 2005, that protects the current Vermont Yankee owner-utilities, including the Company and its power consumers, in the event power market prices drop significantly. If the market prices rise, however, the contract prices are not adjusted upward.

     In January 2002, Vermont Yankee reached an agreement with the secondary purchasers and repurchased the shares held by the minority stockholders. Both parties had previously intervened in the sale proceedings; the secondary purchasers were seeking adjustments in their power purchase contracts and the minority stockholders were asserting dissenters' rights. On January 1, 2002, as a result of the repurchased shares, the Company's ownership percentage of Vermont Yankee changed from 31.3 percent to 33.23 percent.

     On March 6, 2002, the Company, Green Mountain Power ("GMP"), Vermont Yankee, Entergy and the Vermont Department of Public Service ("DPS") filed a joint Memorandum of Understanding ("MOU") that resolved all issues raised by the DPS earlier in the proceeding and recommended approval of the sale in accordance with the terms of the MOU. The intervenors did not join in the MOU. During April and May 2002 the Vermont Public Service Board ("PSB") held several hearings related to the sale proceedings and MOU.

     The Nuclear Regulatory Commission ("NRC") approved the transfer of the Vermont Yankee operating license to Entergy in May 2002; the FERC had approved the sale at the end of January 2002.

     On June 13, 2002, the PSB issued an Order approving the Vermont Yankee sale to Entergy, along with the associated power purchase agreement between the current owners and Entergy. In approving the transactions, the PSB largely accepted the terms of the MOU reached between the current owners, Entergy and the DPS, however the PSB set several conditions including:

  requiring that any money remaining in the decommissioning fund following completion of decommissioning be returned to consumers;
  requiring that the Company and GMP submit plans for using their share of any excess remaining in the decommissioning fund toward the development and use of renewable resources for Vermont;
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

     On June 21, 2002, Entergy filed a Motion to Alter or Amend the PSB's June 13, 2002 Order to accept the agreement between the Vermont Yankee owners and the DPS as written and allow the 50-50 sharing with ratepayers of any excess remaining in Vermont Yankee's decommissioning trust fund after the decommissioning is completed after 2022. On July 1, 2002, the DPS issued a response to the PSB's Order requesting that the PSB reconsider its ruling and recommended that any excess decommissioning funds be split between ratepayers and Entergy. On July 11, 2002, the PSB rendered a decision on Entergy's Motion in which the PSB confirmed its June 13, 2002 Order.

     On July 22, 2002, Entergy and the utility owners of Vermont Yankee reached agreements that enabled the sale to close by July 31, 2002. Under the terms of the agreements, Vermont ratepayers will receive 100 percent of the Vermont utilities' share of any surplus remaining in the decommissioning fund when the plant is decommissioned. The non-Vermont owners, representing 45 percent ownership of the plant, restored the substance of the original agreement by assigning 100 percent of their excess decommissioning funds to Entergy. The Company agreed to pay approximately $1 million in stockholder funds to the non-Vermont utility owners of the plant to provide parity for assigning their share of the decommissioning fund to Entergy.

     The Securities and Exchange Commission approved the sale on July 30, 2002 and on July 31, 2002, Vermont Yankee completed the sale of its assets to Entergy. At that time Entergy assumed the decommissioning liability for the plant and its decommissioning trust fund. The Company has a 33.23 percent equity interest in VYNPC, which will continue as a Vermont-based corporation and will administer the purchased power contracts among the former plant owners and Entergy. The Company receives its 35 percent entitlement of Vermont Yankee output sold by Entergy to VYNPC and one remaining secondary purchaser will continue receiving a small percentage of the Company's entitlement. Under the PPA between Entergy and VYNPC, VYNPC pays Entergy only for generation at fixed rates; VYNPC in turn includes the PPA charges from Entergy with certain residual costs of service through a FERC tariff to the Company and the other VYNPC sponsors.

     In anticipation of the Vermont Yankee sale to Entergy, the Company sought and the PSB approved two Accounting Orders that allow the Company to defer certain costs incurred in 2002 resulting from the sale. The Company believes that such amounts are probable of future recovery. Based on the approved Accounting Orders, the Company recorded the following in 2002:

  A deferral of approximately $5.3 million related to incremental costs associated with the sale including increased purchased power costs in 2002 under the PPA compared to costs if the Company had continued to own the plant. The PPA is forecasted to result in higher purchased power costs in the initial years of the contract and costs savings in future years when compared to continued ownership of the plant.
  A deferral of $2.9 million related to incremental income tax expense resulting from the sale of Vermont Yankee.

     In 2002, the Company also recorded the following after-tax items resulting from the sale, 1) a one-time expense of $0.6 million related to a shareholder payment to the non-Vermont owners of the plant in order to complete the sale, and 2) a $2.5 million favorable impact primarily due to state tax benefits available to Vermont Yankee as a result of the sale.

     Although the sale closed on July 31, 2002, final accounting for the sale is pending certain regulatory approvals and resolution of certain closing items between the seller and purchaser. Cash distributions related to the sale will be received in 2003 or 2004.

Nuclear Generating Companies The Company is one of several sponsor companies who have ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic (the "Yankee companies"). The Company is responsible for paying its entitlement shares, which are equal to its ownership percentages, of decommissioning costs for all three plants.

     The Yankee companies have been permanently shut down and are currently conducting decommissioning activities. Each plant revises its revenue requirement forecasts on an ongoing basis, including estimates for decommissioning costs, based on site-specific studies, through the projected completion date of all decommissioning activity. Based on revised estimates in 2002, the costs of decommissioning Maine Yankee, Connecticut Yankee and

Yankee Atomic increased by $40 million, $150 million and $190 million, respectively, over prior estimates utilized at the FERC. These increased costs are attributable mainly to increases in the projected costs of spent fuel storage, security and liability and property insurance.

     The Company's share of estimated future payments related to the decommissioning efforts based on current forecasts, including the incremental cost increases described above, are as follows (dollars in millions):

	Date of Study	Estimated Obligation (a)	Revenue Requirements (b)	Company Share
Maine Yankee	2002	$359.4	$441.9	$9.0
Connecticut Yankee	2002	$414.1	$366.0	$7.3
Yankee Atomic	2002	$321.0	$224.9	$7.9

(a)      Represents estimated remaining decommissioning costs, for the period 2002 through 2022 for
        Yankee Atomic and through 2023 for Maine Yankee and Connecticut Yankee, in 2002 dollars.
(b)      Revenue requirements reflect the future payments required by the sponsor companies to recover estimated decommissioning and all other costs in nominal dollars, except for Yankee
        Atomic, which has collected all other costs except for the increased estimated decommissioning costs described above.

     The Company's share of estimated revenue requirements are reflected on the Consolidated Balance Sheets as either regulatory assets or other deferred charges, depending on current recovery in existing rates, and nuclear decommissioning liabilities (current and non-current). At December 31, 2002, the Company had regulatory assets of approximately $9 million and $3.8 million related to Maine Yankee and Connecticut Yankee, respectively, and other deferred charges of $3.5 million and $7.9 million related to Connecticut Yankee and Yankee Atomic, respectively. These amounts are subject to ongoing review and revisions and the Company adjusts the associated regulatory assets, other deferred charges and nuclear decommissioning liabilities accordingly.

     The decision to prematurely retire these nuclear power plants was based on economic analyses of the costs of operating them compared to the costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. The Company believes that the premature retirements would have the effect of lowering costs to customers. The Company believes that based on the current regulatory process, its proportionate share of Maine Yankee's, Connecticut Yankee's and Yankee Atomic's decommissioning costs will be recovered through the regulatory process. Therefore, the ultimate resolution of the premature retirement of the three plants has not and should not have a material adverse effect on the Company's earnings or financial condition.

Maine Yankee In 1997, the Maine Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Maine Yankee for less than 5 percent of its required system capacity. Currently, costs billed to the Company by Maine Yankee, including a provision for ultimate decommissioning of the plant, are expected to be paid over the period 2003 through 2008, and are being collected from the Company's customers through existing retail and wholesale rate tariffs.

     Maine Yankee's current billings to the sponsor companies are based on its most recent rate case settlement, approved by the FERC on June 1, 1999. The settlement provides for recovery of anticipated future payments for closing, decommissioning and recovery of the remaining investment in Maine Yankee and also resolved all issues raised in the FERC proceeding, including those raised by the secondary purchasers, who purchased Maine Yankee power through agreements with the original owners. Under the rate case settlement, Maine Yankee agreed to file with the FERC a rate proceeding with an effective date for new rates of no later than January 1, 2004. Maine Yankee is expected to seek recovery of the incremental cost increase described above in its next FERC rate filing.

Connecticut Yankee In 1996, the Connecticut Yankee nuclear power plant was prematurely retired from commercial operation. The Company relied on Connecticut Yankee for less than 3 percent of its required system capacity. Currently, costs billed to the Company by Connecticut Yankee, including a provision for ultimate decommissioning of the plant, are expected to be paid over the period 2003 through 2007 and are being collected from the Company's customers through existing retail and wholesale rate tariffs.

     Connecticut Yankee's current billings to the sponsor companies are based on its most recent FERC approved rates, which became effective September 1, 2000. Connecticut Yankee is expected to seek recovery of the incremental cost increase described above in its next scheduled FERC rate filing.

Yankee Atomic In 1992, the Yankee Atomic nuclear power plant was retired from commercial operation. The Company relied on Yankee Atomic for less than 1.5 percent of its system capacity. Costs related to Yankee Atomic are not included in the Company's existing rates due to Yankee Atomic's determination in July 2001 that it had collected sufficient funds to complete the decommissioning effort and discontinued related billings to the sponsor companies at that time. Changes to decommissioning cost estimates, however, are subject to ongoing review and such changes would require FERC review and approval.

     Yankee Atomic plans to file its rate application with the FERC for recovery of the incremental cost increase described above in March 2003. Billings to sponsors for recovery of these costs are expected to resume in June 2003, for recovery through 2010.

Vermont Electric Power Company, Inc. ("VELCO") Summarized unaudited financial information for VELCO is as follows (dollars in thousands):

	December 31
Earnings	2002	2001	2000
Transmission revenues	$20,257	$19,785	$17,711
Operating income	$5,091	$3,214	$2,684
Net income	$1,094	$1,118	$1,257

Company's equity in net income	$516	$585	$645

Investment	December 31
	2002	2001
Current assets	$23,118	$22,758
Non-current assets	83,635	66,574
Total assets	106,753	89,332

Less:
Current liabilities	38,566	22,597
Non-current liabilities	58,991	58,748
Net assets	$9,196	$7,987

Company's equity in net assets	$4,581	$4,371

     VELCO and its wholly owned subsidiary, Vermont Electric Transmission Company, Inc., own and operate transmission systems in Vermont over which bulk power is delivered to all electric utilities in the state. VELCO has entered into transmission agreements with the State of Vermont and the electric utilities and under these agreements bills all costs, including interest on debt and a fixed return on equity, to the state and others using the system. These contracts enable VELCO to finance its facilities primarily through the sale of first mortgage bonds.

     VELCO operates pursuant to the terms of the 1985 Four-Party Agreement (as amended) with the Company and two other major distribution companies in Vermont. Although the Company owns 50.6 percent of VELCO's outstanding common stock, the Four-Party Agreement does not provide the Company the ability to exercise control over VELCO. Therefore, VELCO's financial statements have not been consolidated. Included in VELCO's revenues shown above are transmission services to the Company (reflected as production and transmission expenses in the accompanying Consolidated Statements of Income) amounting to $11.7 million, $10.5 million and $9.8 million for 2002, 2001 and 2000, respectively.

     On July 15, 2002, the FERC approved the Company's and GMP's joint request for authorization for each to purchase certain shares of non-voting, $100 par value, Class C common stock issued by VELCO. Under the transaction VELCO can issue up to 16,170 shares of Class C common stock to provide working capital, maintain a debt-to-equity ratio within the guidelines of VELCO's Articles of Association, and to realign equity ownership as close as possible to entitlement levels of VELCO's transmission services. In the third quarter of 2002, the Company acquired additional shares of VELCO's Class C common stock, in the amount of $0.5 million. As a result of other owners acquiring additional shares of VELCO's Class C common stock, in 2002 the Company's common stock ownership in VELCO changed from 56.8 percent to 50.6 percent.

     The Company received $0.2 million in 2002 and in 2001 related to the return of capital from VELCO's Class C preferred stock.

NOTE 3 - NON-UTILITY INVESTMENTS

Catamount Catamount invests through its wholly owned subsidiaries in non-regulated energy generation projects in the United States and Western Europe. As of December 31, 2002, through its wholly owned subsidiaries, Catamount has interests in eight operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; Thuringen, Germany and Mecklenburg-Vorpommern, Germany. Certain financial information for Catamount's investments is set forth in the table that follows (dollars in thousands):
Projects	Location	Generating Capacity	Fuel	In-Service Date	Ownership	Investment December 31 2002 2001
Rumford Cogeneration	Maine	85 MW	Coal/Wood	1990	15.1%	$18,682	$18,086
Ryegate Associates	Vermont	20 MW	Wood	1992	33.1%	7,190	6,544
Appomattox Cogeneration	Virginia	41 MW	Coal/Biomass/ Black liquor	1982	25.3%	4,180	6,560
Rupert Cogeneration Partners	Idaho	10 MW	Gas	1996	50.0%	261	-
Glenns Ferry Cogeneration	Idaho	10 MW	Gas	1996	50.0%	76	-
Fibrothetford Limited	England	38.5 MW	Biomass	1998	44.7%	2,807	2,529
Heartlands Power Limited	England	98 MW	Gas	1999	50.0%	-	6,377
Gauley River Power Partners	West Virginia	80 MW	Water	2001	50.0%	-	8,500
DK Burgerwindpark Eckolstadt	Germany	13 MW	Wind	2000	10.0%	335	356
DK Windpark Kavelstorf GmbH&Co. KG	Germany	7.2 MW	Wind	2001	10.0%	145	143
Other	Various		Wind			50	-
						$33,726	$49,095

     Catamount's earnings were $1.5 million for 2002 and its loss and earnings were $8.7 million and $0.7 million for 2001 and 2000, respectively.  Catamount has projects under development in the United States and Western Europe. In 2001, Catamount undertook a comprehensive strategic review of its operations and refocused its efforts from being an investor in late-stage renewable energy to being primarily focused on developing, owning and operating wind energy projects.  Wind energy is competitive with other forms of electric generation and has low production costs compared to other renewable energy sources. Environmental and energy security concerns support growth in the wind sector. Catamount is currently pursuing the sale of certain of its interests in non-wind electric generating assets.  Information regarding certain of Catamount's investments follows.

Heartlands Power Limited  On October 30, 2002, Catamount sold its 50 percent interest in Heartlands Power Limited to a third party. The proceeds from the sale approximated the net book value of its investments. Previously, in the third quarter of 2002, Catamount recorded an after-tax impairment charge to earnings of $1.3 million related to the pending sale.

Gauley River  Catamount entered into a Purchase and Sale Agreement, dated June 30, 2002, with a third party, for the sale of its Gauley River investment interests. In the third quarter of 2002, Catamount recorded an additional $0.8 million after-tax impairment charge to earnings based on funding certain escrow accounts as a condition of the Purchase and Sale Agreement. The sale was consummated on December 5, 2002 and the proceeds from the sale approximated the net book value of its investments in Gauley River.

     Catamount began to actively market for sale its project interests in Gauley River during the fourth quarter of 2001 and as a result, in the fourth quarter of 2001, Catamount recorded an after-tax impairment charge to earnings of $1.4 million. The impairment was based on bids received from third parties, less estimated costs to sell.

Fibrothetford Limited To the extent required, continuing equity losses have been applied as a reduction to Catamount's note receivable balance from Fibrothetford. In 2002, Catamount reserved approximately $1.5 million against interest income on the note receivable.

     On December 30, 2002, Catamount entered into a Sale and Purchase Agreement with a third party for the sale of its Fibrothetford investment interests. The buyer can terminate the Agreement if the sale has not been consummated prior to March 31, 2003. The Company expects the sale to occur and expects the proceeds from the sale to approximate the net book value of its investments in Fibrothetford.

     Catamount began to market for sale its interests in Fibrothetford in late 2001 and as a result, in the fourth quarter of 2001, Catamount recorded an after-tax impairment charge to earnings of $3.2 million and a valuation allowance for the $2.2 million deferred tax asset. The impairment charge was based on the expected market value of Catamount's interest given the project's current financial condition.

     Catamount's equity investment in Fibrothetford was reduced to zero in the second quarter of 2001 as a result of losses incurred.

Glenns Ferry and Rupert In June 2002, the steam host for Rupert sold its manufacturing operations and on June 25, 2002, Rupert entered into a new thermal energy service agreement with a new steam host. As a result of the steam host restructuring, Catamount reassessed its investment in Rupert and reinstated the equity method of accounting for its investment. In July 2002, the steam host for Glenns Ferry sold its manufacturing operations and on July 9, 2002, Glenns Ferry entered into a new thermal energy service agreement with a new steam host. As a result, Catamount reassessed its investment in Glenns Ferry and reinstated the equity method of accounting. Both Rupert and Glenns Ferry were issued an Events of Default notice by their lender in May 2002. The steam host restructurings cured most of the events of default identified in the Events of Default notices. Management anticipates that Rupert will cure its remaining events of default in the first quarter of 2003 and that Glenns Ferry will cure its remaining events of default in the late second or early third quarter of 2003.

     In August 2002, Catamount began to actively market for sale its project interests in Rupert and Glenns Ferry. Previously in the fourth quarter 2001, Catamount recorded impairment charges for all of its interests in the Rupert and Glenns Ferry projects for a total after-tax charge of $3 million. This charge reduced the value of these investments to zero. The impairment charges were the result of the deteriorating financial condition of the projects' steam hosts that are essential to the projects' Qualifying Facility status and long-term viability.

Eversant Eversant has a $1.4 million equity investment, representing a 12.1 percent ownership interest in The Home Service Store, Inc. ("HSS"), as of December 31, 2002. HSS has established a network of affiliate contractors who perform home maintenance repair and improvements for HSS members. HSS began operations in 1999 and is subject to risks and challenges similar to a company in the early stage of development. In September 2001, Eversant recorded a $1.2 million after-tax write-down of its investment in HSS to fair value.  Eversant had previously recorded losses of $9 million related to its investment in HSS. Eversant accounts for its investment in HSS on a cost basis.

     During 2001, AgEnergy (formerly SmartEnergy Control Systems), a wholly owned subsidiary of Eversant, filed a claim in arbitration against Westfalia-Surge, the exclusive distributor that marketed and sold its SmartDrive Control product. The arbitration concerned the Company's claim that Westfalia-Surge had not conducted itself in accordance with the exclusive distributorship agreement between the parties. On January 28, 2002, the Company received an adverse decision related to the arbitration proceeding with Westfalia-Surge.  On November 6, 2002, Westfalia filed a Petition to Confirm the Arbitrator's Award in the United States District Court for the Western District of Wisconsin, which effectively sought to expand the Arbitrator's Award. The Company submitted an answer seeking to dismiss the Petition to the extent it sought costs in excess of those established by the Arbitrator. The Company cannot predict the outcome of the proceeding.

     SmartEnergy Water Heating Services, Inc. ("SEWHS"), a wholly owned subsidiary of Eversant, had earnings of $0.3 million, $0.4 million and $0.5 million for 2002, 2001 and 2000, respectively.

     In the first quarter of 2002, the Company decided to discontinue Eversant's efforts to pursue non-regulated business opportunities but will continue its water heating business through SEWHS. Overall, Eversant incurred net losses of $0.5 million, $2.1 million and $2.3 million for 2002, 2001 and 2000, respectively.

NOTE 4 - COMMON STOCK

     From 1994 through 1997, the Company purchased 363,447 shares of its common stock in open market transactions, at an average price of $13.04 per share, through a common stock repurchase program that was suspended in 1997. These transactions, net of 245,036 shares sold in connection with the Company's stock option plans and 53,557 sold in connection with the Company's Dividend Reinvestment and Common Stock Purchase Plan, are recorded as treasury stock, at average cost, in the Company's Consolidated Balance Sheets.

NOTE 5 - REDEEMABLE PREFERRED STOCK

     The 8.3 percent Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund in the amount of $1 million per annum and, at its option, the Company may redeem at par an additional non-cumulative $1 million per annum. The Company paid the mandatory sinking fund payment in the amount of $1 million in the first quarter of 2002. In the third quarter of 2002, the Company repurchased $3 million of its 8.3 percent Dividend Series Preferred Stock from one of the Company's preferred shareholders. In the fourth quarter of 2002, the Company paid the mandatory first quarter 2003 payment in the amount of $1 million and an optional 2002 sinking fund payment in the amount of $1 million. See Note 9 - Financial Instruments for fair value of redeemable preferred stock.

NOTE 6 - STOCK AWARD PLANS

Stock Option Plans The Company has awarded stock options to key employees and non-employee directors under various option plans approved in 1988, 1993, 1997, 1998 and 2000. The 2002 plan was approved in May 2002, however, no options were granted from that plan in 2002. Subject to adjustment for stock-splits and similar events, the aggregate number of common shares that may be awarded under these plans is 1,646,875 shares of the Company's common stock including shares issued in lieu of or upon reinvestment of dividends arising from awards. Options are granted at the full market price of the common shares on the date of grant and the maximum term of an option may not exceed five and ten years for non-employee directors and key employees, respectively. Additional information regarding the various option plans is provided in the following tables.

Plan	Authorized	Outstanding at 12/31/02	Available for Future Grant
1988	334,375	55,025	-
1993	150,000	-	-
1997	350,000	209,160	49,640
1998	112,500	90,900	0
2000	350,000	216,200	91,300
2002	350,000	-	350,000
Total	1,646,875	571,285	490,940

     Option activity during the past three years was as follows:

	2002	2001	2000

Options outstanding at January 1	494,585	518,485	479,860
Exercised	(28,700)	(98,550)	(23,700)
Granted	109,900	121,150	100,550
Expired/canceled	(4,500)	(46,500)	(38,225)
Options outstanding at December 31	571,285	494,585	518,485

     Summarized information regarding stock options outstanding and exercisable at December 31, 2002:

		Weighted Average
Range of Exercise Prices	Number Options	Remaining Contractual Life (Years)	Exercise Price
$10.5625 - $13.5625	219,760	5.3	$10.9617
$13.5626 - $16.2250	222,125	5.7	$15.2493
$16.2260 - $18.4375	10,500	1.3	$18.4375
$18.4376 - $19.0750	82,000	9.3	$19.0750
$19.0760 - $24.3125	36,900	3.4	$20.4318
	571,285	5.8	$14.5424

     The stock options granted during 2002, 2001 and 2000 have a weighted-average grant date fair value of $3.5659, $2.8467 and $2.4265, respectively. The fair value was estimated using the binomial model with the following weighted-average assumptions:

	2002	2001	2000
Volatility	.2548	.3328	.2872
Risk-free rate of return	5.50%	5.75%	6.50%
Dividend yield	6.61%	7.42%	7.32%
Expected life (years)	7.14	6.09	4.15

Restricted Stock Plans The Company has restricted stock plans in which common stock is granted to certain executive officers, key employees and non-employee directors. Recipients are not required to provide consideration to the Company under these plans, other than rendering service, and have the right to vote the shares and to receive dividends under the plans. The Company accounts for these stock plans under APB 25.

     Under the Company's 1997 Restricted Stock Plan ("Restricted Plan"), the total market value of the shares, at grant date, is treated as deferred compensation and charged to expense over the applicable vesting period. Interim estimates of compensation expense are recorded at the end of each reporting period based on a combination of the then-fair market value of the stock and the extent or degree of compliance with the performance criteria. Restricted Plan stock expense was $134,229 in 2002, $97,161 in 2001 and $74,395 in 2000.

     As part of the Company's Long-Term Incentive Plan, restricted performance shares of common stock have been awarded to executive officers under the 1999, 2000, 2001 and 2002 Performance Share Plans ("Performance Share Plan"). These awards vary from zero to two- times the number of conditionally granted shares based on the Company achieving certain financial goals over three-year performance cycles. The total market value of the shares is treated as deferred compensation and charged to expense on a quarterly basis over the respective performance cycles based on changes in market value, achievement of financial goals and changes in employment. Performance Share Plan stock compensation charged to expense was $1,009,896 in 2002, $1,014,851 in 2001 and $200,712 in 2000.

     Summarized information regarding the awards for both parts of the Restricted Plan is as follows:

	2002	2001	2000
Shares issued	28,054	5,813	17,475
Average market value per share	$16.70	$15.63	$10.64
Shares forfeited	-	1,660	-
Average market value per share	-	$10.99	-

NOTE 7 - LONG-TERM DEBT AND SINKING FUND REQUIREMENTS

     The Company's long-term debt consisted of the following (dollars in thousands):

First Mortgage Bonds:	2002	2001
9.26%, Series GG, due 2002	-	$3,000
9.97%, Series HH, due 2003	$3,000	7,000
6.01%, Series MM, due 2003	7,500	7,500
6.27%, Series NN, due 2008	3,000	3,000
6.90%, Series OO, due 2023	17,500	17,500
8.91%, Series JJ, due 2031	15,000	15,000
Second Mortgage Bonds:
8.125%, due 2004	75,000	75,000
New Hampshire Industrial Development Authority Bonds
5.5%, due 2009	5,450	5,500
Vermont Industrial Development Authority Bonds
Variable, due 2013 (1.35% at December 31, 2002)	5,800	5,800
Connecticut Development Authority Bonds
Variable, due 2015 (1.30% at December 31, 2002)	5,000	5,000
Other, various	21,537	22,696
	158,787	166,996
Less current portion	20,879	7,225
Total long-term debt	$137,908	$159,771

Utility Based on outstanding debt at December 31, 2002, the aggregate amount of utility long-term debt maturities and sinking fund requirements are $10.5 million and $75 million for the years 2003 and 2004, respectively.  No payments are due for 2005 through 2007.  It is currently anticipated that all, or a majority, of the $75 million Second Mortgage Bonds, maturing on August 1, 2004, will be refinanced at maturity.  Substantially all of the Company's Vermont utility property and plant is subject to liens under the First and Second Mortgage Bonds.

     The Company has an aggregate of $16.9 million of letters of credit with Citizen's Bank of Massachusetts, expiring on August 31, 2003. These letters of credit support three series of Industrial Development/Pollution Control Bonds, totaling $16.3 million. The letter of credit supporting the $5.5 million Seabrook bonds was effective on August 22, 2002. The Company had in place a supplemental indenture allowing the letter of credit to transfer. These letters of credit are secured by a first mortgage lien on the same collateral supporting the Company's first mortgage bonds.

     The Company's long-term debt arrangements contain financial and non-financial covenants. At December 31, 2002, the Company was in compliance with all debt covenants related to its various debt agreements.

Non-Utility Catamount has a $25 million revolving credit/term loan facility and letters of credit, of which $21.3 million was outstanding at December 31, 2002. The facility expired on November 12, 2002 and on December 31, 2002 Catamount and its lender entered into the First Amendment to the facility that, among other things, extended the revolver facility for an additional two years. Under the two-year extension, Catamount can borrow against new operating projects subject to the terms and conditions of the facility. Additionally, the outstanding revolver loans were converted to amortizing loans on a two-year term-out schedule. The interest rate is variable, prime-based. Catamount's assets secure the facility. Based on total outstanding debt of $21.5 million at December 31, 2002, including Catamount's office building mortgage, the aggregate amount of Catamount's long-term debt maturities are $10.4 million and $11.1 million for the years 2003 and 2004, respectively. Catamount's long-term debt contains financial and non-financial covenants. Catamount received a waiver by the lender on October 31, 2002 for capital expenditures that exceeded the annual budget. At December 31, 2002, Catamount was in compliance with all covenants under the revolver. In early January 2003, Catamount applied $12.6 million, representing the after-tax proceeds from its investment sales, against its outstanding loan balance resulting in a $8.7 million loan balance.

     In 2002, SmartEnergy Water Heating Services, Inc. retired a $1.1 million term loan with Bank of New Hampshire.

     See Note 9 - Financial Instruments for additional information related to fair value of long-term debt.

NOTE 8 - RECONCILIATION OF NET INCOME AND AVERAGE SHARES OF COMMON STOCK
                    AND OTHER COMPREHENSIVE INCOME

     The following table represents a reconciliation of net income to net income available for common stock and the average common shares outstanding basic to diluted (dollars in thousands):

	Years Ended December 31
	2002	2001	2000
Net income	$19,767	$2,407	$18,043
Preferred stock dividend requirements	1,528	1,696	1,779
Net income available for common stock	$18,239	$711	$16,264

Average shares of common stock outstanding - basic	11,678,239	11,551,042	11,488,351
Dilutive effect of stock options	110,614	94,470	6,777
Dilutive effective of performance plan shares	153,969	134,723	36,762
Average shares of common stock outstanding - diluted	11,942,822	11,780,235	11,531,890

     Components of other comprehensive income, as shown in the Consolidated Financial Statements are as follows (dollars in thousands):

	Years Ended December 31
	2002	2001	2000

Net Income	$19,767	$2,407	$18,043

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	800	(349)	-
Non-qualified benefit obligation	(27)	(5)	(23)
	773	(354)	(23)
Comprehensive income	$20,540	$2,053	$18,020

NOTE 9 - FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows (dollars in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock not subject to mandatory redemption	$8,054	$4,931	$8,054	$3,815

Preferred stock subject to mandatory redemption	$10,000	$10,339	$16,000	$16,000

Long-term debt:
First mortgage bonds	$46,000	$49,828	$53,000	$52,259
Second mortgage bonds	$75,000	$80,243	$75,000	$76,163
Other long-term debt	$37,787	$37,798	$38,996	$38,996

     The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of those instruments.  The Company has a derivative related to a component of the Hydro-Quebec contract, which is explained in more detail in Note 13 - Commitments and Contingencies. The estimated fair value of this derivative is based on quoted market information where available and appropriate modeling methodologies.

     Preferred stock and long-term debt: The fair value of the Company's fixed rate securities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for the same remaining maturation. Adjustable rate securities are assumed to have a fair value equal to their carrying value.

     Supplemental Executive Retirement Plan ("SERP") Investments: Investments held for the benefit of the SERP are recorded at fair value at December 31, 2002 and 2001, in the amount of $4.2 million and $5.1 million, respectively and are included in Other Current Assets in the Company's Consolidated Balance Sheets.

NOTE 10 - PENSION AND POSTRETIREMENT BENEFITS

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

     On January 1, 2002, the Company's pension plan was amended to include enhanced early retirement reduction factors and death benefits for beneficiaries of deceased active participants. The Company updated assumed rates of retirement to reflect expected experience. The Company also adopted the GAR 94 mortality table and a heavier withdrawal assumption, as well as the GAR 94 lump sum basis required by IRS Revenue Ruling 2001-62.

     The Company also sponsors a defined benefit postretirement medical plan that covers all employees who retire with 10 years or more of service and at least age 55. The Company funds this obligation through a Voluntary Employees' Benefit Association and 401(h) Subaccount in its pension plan.

     The following table sets forth information on the plans' benefit obligations, fair value of the plans' assets, the respective plans' funded status and amounts recognized in the Company's Consolidated Balance Sheets and Consolidated Statements of Income (dollars in thousands):

At December 31
Pension Benefits	Postretirement Benefits
2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year (January 1)	$71,241	$64,382	$16,082	$14,800
Service cost	2,337	2,138	331	243
Interest cost	5,354	5,046	1,153	1,114
Amendments	3,075	-	-	-
Actuarial loss	6,415	3,699	4,758	2,874
Benefits paid	(4,924)	(4,024)	(1,812)	(2,949)
Projected obligation as of measurement date (September 30)	$83,498	$71,241	$20,512	$16,082

Change in plan assets
Fair value of plan assets at beginning of year (January 1)	$65,629	$80,202	$909	$1,075
Actual return on plan assets	(6,414)	(10,549)	10	31
Employer contribution	-	-	4,919	2,752
Benefits paid	(4,924)	(4,024)	(1,812)	(2,949)
Fair value of assets as of measurement date (September 30)	$54,291	$65,629	$4,026	$909

Reconciliation of funded status
Benefit obligation	$(83,498)	$(71,241)	$(20,512)	$(16,082)
Fair value of assets	54,291	65,629	4,026	909
Company contributions between measurement and year-end dates	-	-	652	3,584
Funded Status	(29,207)	(5,612)	(15,834)	(11,589)
Unrecognized net transition (asset) obligation	(291)	(437)	2,558	2,814
Unrecognized prior service cost	4,483	1,703	-	-
Unrecognized net actuarial loss (gain)	14,973	(4,942)	10,629	6,003
Accrued benefit cost	(10,042)	(9,288)	(2,647)	(2,772)
FAS 71 regulatory asset (1997 VERP)	-	25	-	25
Accrued benefit cost	$(10,042)	$(9,263)	$(2,647)	$(2,747)
Page 69 of 111
Pension Benefits	Postretirement Benefits
2002	2001	2000	2002	2001	2000
Net benefit costs include the following components
Service cost	$2,337	$2,138	$1,901	$331	$243	$183
Interest cost	5,354	5,046	4,614	1,153	1,114	984
Expected return on plan assets	(6,493)	(6,244)	(5,873)	(243)	(102)	(100)
Amortization of prior service cost	295	191	191	-	-	-
Recognized net actuarial loss (gain)	(594)	(776)	(550)	416	135	51
Amortization of transition (asset) obligation	(146)	(146)	(146)	256	256	256
Supplemental adjustment for amortization of FAS 71 Regulatory asset (1997 VERP)	25	466	466	25	457	457
Accelerated amortization of FAS 71 Regulatory asset (1997 VERP)	-	441	-	-	431	-
Net periodic benefit cost	778	1,116	603	1,938	2,534	1,831
Less amount allocated to other accounts	100	28	21	253	219	214
Net benefit costs expensed	$678	$1,088	$582	$1,685	$2,315	$1,617

       Weighted average assumptions as of measurement date (September 30):

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Weighted average discount rates	6.50%	7.25%	7.75%	6.50%	7.25%	7.75%
Expected long-term return on assets	8.50%	8.50%	9.25%	8.50%	8.50%	8.50%
Rate of increase in future compensation levels	4.00%	4.50%	4.50%	4.00%	4.50%	4.50%
Per capita percent increase in health care costs:
Pre-65	n/a	n/a	n/a	10.00%	11.00%	6.00%
Post-65	n/a	n/a	n/a	9.50%	10.50%	5.50%

     The expected long-term return on assets rate of 8.5 percent was used to determine expense for 2002. The rate that will be used to determine 2003 expense is 8.25 percent.

     For measurement purposes, a 10 percent and 9.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2003, for pre-65 and post-65 claims costs, respectively.

     Increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would have resulted in an increase (decrease) of $1,157,467 and $(1,002,334), respectively, in the accumulated postretirement benefit obligation as of December 31, 2002 and an increase (decrease) of approximately $76,744 and $(66,355), respectively, in the aggregate service cost and interest cost components of net periodic postretirement benefit cost for 2002.

     The Company provides postemployment benefits consisting of long-term disability benefits. The accumulated postemployment benefit obligation at December 31, 2002 and 2001 of $1.2 million and $1.1 million, respectively, is reflected in the Company's Consolidated Balance Sheets as a liability. The pre-tax postemployment benefit costs charged to expense in 2002, 2001 and 2000, including insurance premiums, were $225,000, $271,000, and $481,000 respectively.

     The Company maintains a 401(k) Savings Plan for substantially all employees. This savings plan provides for employee pre-tax and post-tax contributions up to specified limits. The Company matches employee pre-tax contributions up to a maximum of 4 percent of eligible compensation. Eligible employees are at all times 100 percent vested in their pre-tax and post-tax contribution account and in their matching employer contribution. The matching contributions made by the Company were $1.1 million for 2002 and $1 million for each year 2001 and 2000.

NOTE 11 - INCOME TAXES

     The components of federal and state income tax expense are as follows (dollars in thousands):
	Years Ended December 31
	2002	2001	2000
Federal:
Current	$9,208	$10,625	$12,195
Deferred	679	(3,713)	(2,542)
Investment tax credits, net	(391)	(391)	(391)
	9,496	6,521	9,262
State:
Current	2,773	2,976	3,440
Deferred	55	(1,113)	(891)
	2,828	1,863	2,549
Total federal and state income taxes	$12,324	$8,384	$11,811

Federal and state income taxes charged to:
Operating expenses	$12,234	$11,472	$9,034
Other income	90	(2,964)	2,777
Extraordinary loss	-	(124)	-
	$12,324	$8,384	$11,811

     The principal items comprising the difference between the total income tax expense and the amount calculated by applying the statutory federal income tax rate to income before tax are as follows (dollars in thousands):
	Years Ended December 31
	2002	2001	2000

Income before income tax	$32,633	$10,791	$29,854
Federal statutory rate	35%	35%	35%
Federal statutory tax expense	11,422	3,777	10,449
Increases (reductions) in taxes Resulting from:
Dividend received deduction	(1,067)	(741)	(895)
Deferred taxes on plant	(20)	147	453
State income taxes net of federal tax benefit	1,822	1,203	1,735
Investment credit amortization	(391)	(391)	(391)
AFUDC equity	216	214	209
Valuation allowance	257	3,985	-
Other	85	190	251
Total income tax expense provided	$12,324	$8,384	$11,811

     Tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):
	At December 31
	2002	2001	2000
Deferred tax assets
Purchased power accrual	-	-	$1,213
Equity Losses	$6,327	$6,513	-
Accruals and other reserves not currently deductible	5,422	2,150	5,164
Retiree medical benefits	1,062	1,465	2,669
Deferred compensation and pension	7,045	5,679	5,587
Environmental costs accrual	3,081	3,811	3,928
Valuation allowance	(4,241)	(3,985)	-
Total deferred tax assets	18,696	15,633	18,561
Deferred tax liabilities
Property, plant and equipment	49,240	47,518	50,359
Net regulatory asset	2,518	2,777	2,913
Conservation and load management expenditures	102	1,890	4,222
Vermont Yankee fuel rod maintenance	1,593	-	-
Vermont Yankee sale	5,083	-	-
Nuclear refueling costs	315	1,076	797
Other	1,611	1,200	4,049
Total deferred tax liabilities	60,462	54,461	62,340
Net deferred tax liability	$41,766	$38,828	$43,779

     A valuation allowance has been recorded in the amount of $4.2 million to reflect Management's best estimate of deferred income taxes for equity losses that will not ultimately be realized. The valuation allowance increased by $0.3 million from December 31, 2001 to December 31, 2002. All other deferred income taxes are expected to be realized.

NOTE 12 - RETAIL RATES

     The Company recognizes that adequate and timely rate relief is necessary if it is to maintain its financial strength, particularly since Vermont regulatory rules do not allow for changes in purchased power and fuel costs to be automatically passed on to consumers through rate adjustment clauses. The Company intends to continue its practice of periodically reviewing costs and requesting rate increases when warranted. The Company currently plans, absent any unforeseen developments, to refrain from changing rates for its Vermont utility customers until at least 2006.

Vermont Retail Rates 2000 Retail Rate Case: In an effort to mitigate eroding earnings and cash flow prospects in the future, due mainly to under-recovery of power costs, on November 9, 2000, the Company filed with the PSB a request for a 7.6 percent rate increase, or $19 million per annum, effective July 24, 2001. The PSB suspended the rate filing and a schedule was set to review the case.

     On June 26, 2001, the PSB issued an order approving the Company's May 7, 2001 rate case settlement with the DPS. The rate order ended uncertainty over the future recovery of Hydro-Quebec contract costs, allowed a 3.95 percent rate increase, made the January 1, 1999 temporary rates permanent, permitted a return on equity of 11.0 percent, for the 12 months ending June 30, 2002 for the Vermont utility, and created new service quality standards. The Company also agreed to a $9 million one-time write-off ($5.3 million after-tax) of regulatory assets, which was recorded in June 2001, and a rate freeze through January 1, 2003.

     In addition to the provisions outlined above, the rate order requires the Company to return up to $16 million to ratepayers in the event of a merger, acquisition or asset sale if such sale requires PSB approval. The 3.95 percent rate increase became effective with bills rendered July 1, 2001. The Company was able to accept the 3.95 percent rate increase versus the 7.6 percent increase it requested since 1) regulatory asset amortizations would decrease approximately $3.5 million, on a 12-month basis, due to the $9 million one-time write-off of regulatory assets and 2) Vermont Yankee decommissioning costs decreased approximately $1.9 million, on a 12-month basis, after the rate case was filed as a result of an agreement in principle between Vermont Yankee and the secondary purchasers.

     As part of the Company's June 26, 2001 rate order, the Company agreed that all amounts collected from the Hydro-Quebec Ice Storm settlement would be applied first to reduce the remaining balance of deferred costs related to the arbitration, with the remaining balance, if any, applied to reduce other regulatory asset accounts as specified by the DPS and approved by the PSB. In July 2001 Hydro-Quebec and the VJO agreed to a final settlement, of which the Company's share was approximately $4.3 million. In the third quarter of 2001, the Company applied approximately $2.7 million to the remaining balance of deferred ice storm arbitration costs. On October 30, 2001, the Company filed a letter with the PSB summarizing its agreement with the DPS on application of the remaining $1.6 million to other regulatory assets. On September 10, 2002 and in response to a PSB request, the Company filed its amended proposal as agreed to with the DPS.

     On October 4, 2002, the PSB issued an Order approving the Company's proposal for reducing certain regulatory assets by approximately $2 million through application of the remaining Hydro-Quebec settlement and the ongoing Millstone Unit #3 decommissioning non-payments. Although the Company is recovering the Millstone Unit #3 decommissioning costs in rates, its payments for decommissioning have ceased. In the third quarter of 2002, based on the PSB Order, the Company reduced certain of its regulatory assets related to Conservation and Load Management by approximately $2 million. The Company will account for the ongoing Millstone Unit #3 decommissioning non-payments as a regulatory liability, with carrying charges, to be addressed in the Company's next rate proceeding.

     In 2002, the Vermont utility earned approximately $0.4 million, on an after-tax basis, above its allowed rate of return of 11.0 percent. In accordance with its rate case settlement, the Company reduced the Vermont utility's earnings by that amount to satisfy its earnings cap requirement. The related deferral of approximately $0.7 million pre-tax is included in Other deferred credits on the Company's Consolidated Balance Sheet. The Company and DPS are currently in discussions as to the balance sheet classification so as to preserve ratepayer benefit as required by the rate case settlement.

     What follows is a discussion of the Company's prior rate case filings; outstanding issues related to these rate filings were resolved as part of the June 2001 rate case settlement.

     1997 Retail Rate Case: The Company filed for a 6.6 percent general rate increase on September 22, 1997. Approximately 92.9 percent of the rate increase request was to recover scheduled contractual increases in the cost of power the Company purchases from Hydro-Quebec. In response to the rate increase filing, the PSB decided to appoint an independent investigator to examine the Company's decision to buy power from Hydro-Quebec. The Company filed with the PSB stating that the PSB, as well as other parties, should be barred from reviewing past decisions because the PSB already examined the Company's decision to buy power from Hydro-Quebec in a 1994 rate case in which the Company was penalized for "improvident power supply management." The Company sought, and the PSB granted, permission to stay this rate case and to file an interlocutory appeal of the PSB's denial of the Company's motion to preclude a re-examination of the Company's Hydro-Quebec contract in 1991. The Company argued its position before the Vermont Supreme Court. On February 9, 2001, the Vermont Supreme Court issued a decision on the Company's rate case appeal that reversed the PSB's decision on the preclusion issues and remanded the case to the PSB for further proceedings, which were ultimately resolved as part of the June 2001 rate case settlement.

     1998 Retail Rate Case: On June 12, 1998, the Company filed with the PSB for a 10.7 percent retail rate increase that supplanted the September 22, 1997 rate increase request. On October 27, 1998, the Company reached an agreement with the DPS that provided for a temporary rate increase of 4.7 percent beginning with service rendered on or after January 1, 1999. The agreement was approved by the PSB on December 11, 1998.

     The 4.7 percent rate increase was subject to retroactive or prospective adjustment upon future resolution of issues arising under the Hydro-Quebec and Vermont Joint Owner's ("VJO") Power Contract and resulted in pre-tax losses of $7.4 million, $2.9 million, and $11.5 million in 1998, 1999 and 2000, respectively, representing the Company's estimated under-recovery of power costs under the VJO Power Contract. An additional $2.9 million pre-tax loss was recorded in the first quarter of 2001. The Company's June 26, 2001 rate order ended the uncertainty over the future recovery of Hydro-Quebec contract costs, and the Company will no longer incur future losses for under-recovery of Hydro-Quebec contract costs related to any allegations of imprudence prior to the June 26, 2001 rate order. As a result, in the second quarter of 2001, the Company reversed its $2.9 million pre-tax liability related to estimated under-recovery of Hydro-Quebec power costs and discontinued the accrual.

     Deseasonalized Rates: On July 1, 2000, the Company ended the winter-summer differential and the Company now has flat rates throughout a given year. Winter rates were reduced by 14.9 percent, while summer rates were increased by 10.5 percent. The rate design change was revenue neutral over a 12-month period and the additional revenues in 2000 were applied to reduce regulatory deferrals related to the Hydro-Quebec ice storm arbitration, as directed by the PSB.

New Hampshire Retail Rates Connecticut Valley serves approximately 10,000 customers in the State of New Hampshire. Connecticut Valley's retail rate tariffs, approved by the New Hampshire Public Utilities Commission ("NHPUC"), contain a Fuel Adjustment Clause ("FAC") and a Purchased Power Cost Adjustment ("PPCA"). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity, which are reconciled when actual data is available.

     On December 31, 2001, the NHPUC approved Connecticut Valley's FAC and PPCA rates for 2002 as well as Connecticut Valley's Business Profits Tax Adjustment Percentage and Conservation and Load Management Percentage Adjustment for 2002. Combined with the Temporary Billing Surcharge, the result was an overall 8.6 percent rate reduction with a revenue decrease of $1.8 million.

     On June 1, 2000, the New Hampshire electric utilities began delivery of consistent, statewide energy efficiency programs. The NHPUC had previously approved the design of common, core efficiency programs and on February 27, 2002, Connecticut Valley proposed implementation of specific, non-core energy efficiency programs with recovery of costs for all the energy efficiency programs via an Interim 2002 - 2003 Conservation and Load Management Percentage Adjustment effective June 1, 2002. Connecticut Valley had ceased providing such programs in 1997. On May 31, 2002, the NHPUC approved Connecticut Valley's proposal including a 1.4 percent increase in average retail rates to recover the costs. As required by the NHPUC order, the efficiency programs and related rate increase became effective June 1, 2002.

     On October 1, 2002, Connecticut Valley implemented New Hampshire's statewide low-income energy assistance program referred to as the Tiered Discount Program ("TDP"). Under this NHPUC approved program, New Hampshire electric utilities collect a system benefits charge, apply discounted rates to participant bills, forgive any past due balances at August 31, 2002, deduct any authorized start-up and administrative costs, and remit the balance to the state. A statewide system benefits charge fund makes up the shortfall if the system benefits charge does not wholly reimburse a particular utility. The NHPUC also approved a $0.0012 per kWh surcharge for Connecticut Valley (which is not subject to the system benefits charge) to fund the TDP.

     On December 20, 2002, the NHPUC approved Connecticut Valley's FAC and PPCA rates for 2003 and on December 30, 2002 the NHPUC approved Connecticut Valley's Business Profits Tax Adjustment Percentage for 2003. The 2003 rates are effective January 1, 2003 and result in an overall 8.5 percent rate increase with a revenue increase of $1.6 million.

Connecticut Valley Sale On December 5, 2002, the Company reached agreement for the sale of Connecticut Valley to Public Service Company of New Hampshire ("PSNH"), New Hampshire's largest electric utility. The sale agreement is the result of months of negotiations among Connecticut Valley, the Company, the Governor's Office of Energy and Community Services, staff of the NHPUC, the Office of Consumer Advocate, the City of Claremont and New Hampshire Legal Assistance. Management believes the sale agreement, as structured, should resolve all issues in litigation over New Hampshire's restructuring plan, Connecticut Valley's rates, recovery of stranded costs and renders moot a pending exit fee decision by the FERC. The proposed closing date for the sale is January 1, 2004.

     Under the terms of the sale agreement, PSNH will pay the Company the book value for Connecticut Valley's franchise utility assets, which approximates $9 million at December 31, 2002. PSNH will acquire Connecticut Valley's poles, wires, substations and other facilities, as well as several independent power obligations, including the

Wheelabrator contract. Contemporaneously with the sale, PSNH will pay an additional $21 million to the Company as a stranded cost reimbursement for the power resources the Company acquired to serve Connecticut Valley's customers.

     The FERC, the NHPUC and possibly the SEC must approve the sale. In addition, as a condition of the sale, the NHPUC must approve the pending settlement in the Wheelabrator docket.

     On January 31, 2003, Connecticut Valley, the Company, PSNH and various other parties filed with the NHPUC an "Application for Approval of Settlements and Related Transactions Related to the Implementation of Restructuring in the Area Served by Connecticut Valley Electric Company Inc." ("Application"). The Application seeks approval of a series of agreements related to 1) implementation of restructuring in the geographic area served by Connecticut Valley, 2) resolution of certain litigation between the NHPUC, Connecticut Valley and the Company, and 3) the purchase and sale agreement between the Company, Connecticut Valley and PSNH. The Application proposes a procedural schedule beginning mid-February 2003 with an Order by the end of June 2003.

     The sale will result in either a gain or loss; however, the nature and size of such gain or loss will be highly dependent upon power market price forecasts at the time of the sale and mitigation efforts both before and after the sale. Accordingly, the Company cannot estimate at this time such a gain or loss.

     If the sale transaction does not close, and if there is an adverse resolution of the pending FERC exit fee proceeding, these events would have a material adverse effect on the Company's results of operations, financial condition and cash flows. However, the Company cannot predict the ultimate outcome of this matter.

FERC Exit Fee Proceedings On February 28, 1997, Connecticut Valley was directed by the NHPUC to terminate its purchase of power from the Company. The Company filed an application with the FERC in June 1997, to recover stranded costs in connection with its wholesale rate schedule with Connecticut Valley and the notice of cancellation of that rate schedule (contingent upon the recovery of the stranded costs that would result from the cancellation of that rate schedule). In December 1997, the FERC rejected the Company's proposal to recover stranded costs through the imposition of a surcharge in the Company's transmission tariff, but indicated that it would consider an exit fee mechanism in the wholesale rate schedule for collecting stranded costs. The FERC denied the Company's motion for a rehearing regarding the transmission surcharge proposal. However, the Company filed a request with the FERC for an exit fee mechanism in the wholesale rate schedule to collect the stranded costs resulting from the cancellation of the wholesale rate schedule. The stranded cost obligation sought to be recovered was $90.6 million in nominal dollars and $44.9 million on a net present value basis as of December 31, 1997.

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

     On October 29, 2002, the Company, jointly with the NHPUC, requested that the FERC defer issuance of its final exit fee order to allow for Connecticut Valley to continue working for a negotiated settlement with parties to the New Hampshire restructuring proceeding and the NHPUC. On December 5, 2002, Connecticut Valley, the State of New Hampshire, the City of Claremont and PSNH reached agreement for the sale of Connecticut Valley to PSNH. Under the terms of the agreement, which is described in more detail above, PSNH will pay an additional $21 million to the Company as a stranded cost reimbursement for the power resources the Company acquired to serve Connecticut Valley's customers, thus rendering moot the exit fee decision by the FERC.

     Absent the sale, if the Company was unable to obtain approval by the FERC of an exit fee from its power supply arrangement and Connecticut Valley was forced to terminate its relationship as a wholesale customer of the Company (the earliest termination date that could presently occur pursuant to the wholesale rate schedule is December 31, 2004) it is possible that the Company would be required to recognize a pre-tax loss under the power supply arrangement totaling approximately $27.4 million as of December 31, 2004. The Company would also be required to write-off approximately $0.6 million pre-tax of regulatory assets associated with its wholesale business as of December 31, 2004. The sale of Connecticut Valley to PSNH as currently structured, which includes the receipt of $21 million in stranded cost recovery, is expected to resolve these issues. However, Management cannot predict whether the sale will occur under these terms.

Wheelabrator Power Contract Connecticut Valley purchases power from several Independent Power Producers, who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. For the 12 months ended December 31, 2002, under long-term contracts with these qualifying facilities, Connecticut Valley purchased 39,258 mWh, of which 93 percent was purchased from Wheelabrator Claremont Company, L.P., ("Wheelabrator") who owns a waste-to-energy electric generating facility. Connecticut Valley had filed a complaint with the FERC stating its concern that Wheelabrator has not been a qualifying facility since the facility began operation. On February 11, 1998, the FERC issued an Order denying Connecticut Valley's request for a refund of past purchased power costs and lower future costs. Connecticut Valley filed a request for rehearing with the FERC on March 13, 1998, which was denied. Connecticut Valley appealed to the D.C. Circuit Court of Appeals, which denied the appeal, but indicated that Connecticut Valley could seek relief from the NHPUC. On May 12, 2000, Connecticut Valley filed a petition with the NHPUC seeking 1) to amend the contract to permit purchase of net, rather than gross, output of the facility and 2) a refund, with interest, of past purchases of the difference between net and gross output.

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

     A hearing on the Stipulation of Settlement was held on June 7, 2002 with a focus on determining whether the Stipulation is in the public interest. The NHPUC issued an Order on July 5, 2002, in which it did not rule on the Stipulation of Settlement and instead announced that it would appoint an independent mediator to work with all parties to see if a mutually agreeable settlement of the case could be achieved. The NHPUC selected an independent mediator and, after several mediation sessions, the mediator issued a report on December 18, 2002, which stated that the parties opposing the Stipulation of Settlement before the mediation continued to oppose it after the mediation.

     As a condition to the sale of Connecticut Valley to PSNH, the NHPUC must approve the Stipulation of Settlement. Additionally, under the terms of the sale agreement, PSNH will acquire several of Connecticut Valley's independent power obligations, including the Wheelabrator contract.

Connecticut Valley Rate/Federal Court Proceedings In 1998, Management determined that Connecticut Valley no longer qualified for the application of SFAS No. 71, and wrote off all of its regulatory assets associated with its New Hampshire retail business totaling approximately $1.3 million on a pre-tax basis. This determination was based on various legal and regulatory actions including the February 28, 1997 NHPUC Final Plan to restructure the electric utility industry in New Hampshire, a supplemental order that required Connecticut Valley to give notice to cancel its power contract with the Company and denied stranded cost recovery related to this power contract, and a December 3, 1998 Court of Appeals decision stating that Connecticut Valley's rates could be reduced to the level prevailing on December 31, 1997. The Company's petition for rehearing with the Court of Appeals as well as petition for writ of certiorari with the United States Supreme Court were subsequently denied.

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

     On April 7, 1999, the Federal District Court ("Court") ruled from the bench that the March 22, 1999 NHPUC Order requiring Connecticut Valley to provide a refund to its retail customers was illegal and beyond the NHPUC's authority and that the NHPUC could not reduce Connecticut Valley's rates below rates in effect at December 31, 1997. Accordingly, Connecticut Valley removed the rate refund from retail rates effective April 16, 1999.

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

     On June 14, 1999, PSNH and various parties in New Hampshire announced that a "Memorandum of Understanding" had been reached, which was intended to result in a detailed settlement proposal to the NHPUC that would resolve PSNH's claims against the NHPUC's restructuring plan. On July 6, 1999, PSNH petitioned the Court to stay its proceedings related to electric utility restructuring in New Hampshire indefinitely while the proposed settlement was reviewed and approved by the NHPUC and the New Hampshire Legislature. On July 12, 1999, the Company and Connecticut Valley objected to any stay that would allow the NHPUC's rate freeze order to remain in effect for an extended period and asked the Court to proceed with prompt hearings on its summary judgment motion and trial on the merits. On October 20, 1999, the Court heard oral arguments pertaining to the pretrial motions of the Company and the NHPUC for summary judgment and dismissal, respectively.

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

     On July 25, 2000, the Court of Appeals affirmed the Court's March 6, 2000 Order granting summary judgment to Connecticut Valley and the Company. The NHPUC then asked the Court of Appeals to reconsider its decision. That request was denied. As a result of the favorable Court of Appeals action, Connecticut Valley recorded a $2 million after-tax gain in the third quarter of 2000. On November 27, 2000, the NHPUC filed a petition for writ of certiorari with the United States Supreme Court. On February 20, 2001, the Supreme Court denied the petition for writ of certiorari, thus leaving the Court of Appeals approval of the permanent injunction intact.

     In the third quarter of 2001, Management determined that Connecticut Valley qualifies for the application of SFAS No. 71, based on the favorable Court of Appeals decision of July 25, 2000, subsequent denial of the NHPUC's petition on February 20, 2001 and other regulatory developments in New Hampshire. The application of SFAS No. 71 resulted in an extraordinary charge of $0.2 million.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Nuclear Investments The Company has investments in three nuclear generating companies including Maine Yankee, Connecticut Yankee and Yankee Atomic, all of which are permanently shut down and is responsible for paying its entitlement percentage of 2, 2 and 3.5 percent, respectively. See Note 2 - Investments in Affiliates for additional information. The Company is also responsible for its 1.7303 joint-ownership percentage of decommissioning costs for Millstone Unit #3.

     On July 31, 2002, the Vermont Yankee plant was sold to Entergy. The Company had a 33.23 percent equity interest in the plant at the time of the sale and continues to have a 33.23 percent equity interest in VYNPC, a Vermont-based corporation, which administers the purchased power contracts among the former plant owners and Entergy. The Company no longer bears the operating costs and risks associated with running the plant or the costs and risks associated with the eventual decommissioning of the plant.

Nuclear Insurance  The Price-Anderson Act ("Act") currently limits public liability from a single incident at a nuclear power plant to $9.5 billion. Beyond that, a licensee is indemnified under the Act, but subject to congressional approval. The first $200 million of liability coverage is the maximum provided by private insurance. The Secondary Financial Protection Program is a retrospective insurance plan providing additional coverage up to $9.3 billion per incident by assessing $88.1 million against each of the 106 reactor units that are currently subject to the Program in the United States, limited to a maximum assessment of $10 million per incident per nuclear unit in any one year. The maximum assessment is adjusted at least every five years to reflect inflation. The Act has been renewed since it was first enacted in 1957. The Act expired in August 2002; negotiations on a 15-year reauthorization of the Act are ongoing and require approval by the full House and Senate before taking effect. Existing commercial nuclear power plants are "grandfathered" under the most recent reauthorization of the law. Currently the Company could become liable for an aggregate of approximately $0.9 million of such maximum assessment per incident per year.

Hydro-Quebec The Company is purchasing varying amounts of power from Hydro-Quebec under the Vermont Joint Owners ("VJO") Power Contract through 2016. The VJO includes a group of Vermont electric companies and municipal utilities, of which the Company is a participant. Related contracts were negotiated between the Company and Hydro-Quebec, which in effect altered the terms and conditions contained in the original contract by reducing the overall power requirements and related costs.

     There are specific contractual provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the balance of the VJO participants, including the Company, will "step-up" to the defaulting party's share on a pro rata basis. As of December 31, 2002, the Company's obligation is approximately 46 percent of the total VJO Power Contract through 2016, which translates to approximately $800 million, on a nominal basis, to the Company. The average annual amount of capacity that the Company will purchase from January 1, 2003 through October 31, 2012 is approximately 143 MW, with lesser amounts purchased through October 31, 2016.

     In the early phase of the VJO Power Contract, two sellback contracts were negotiated, the first delaying the purchase of 25 MW of capacity and associated energy, the second reducing the net purchase of Hydro-Quebec power through 1996. In 1994, the Company negotiated a third sellback arrangement whereby the Company received an effective discount on up to 70 MW of capacity starting in November 1995 for the 1996 contract year (declining to 30 MW in the 1999 contract year). In exchange for this sellback, Hydro-Quebec has the right upon four years' written notice, to reduce capacity deliveries by up to 50 MW beginning as early as 2007 until 2015. This option includes the use of a like amount of the Company's Phase I/II facility rights. Hydro-Quebec can also exercise an option, upon one year's written notice, to curtail energy deliveries from an annual load factor of 75 to 50 percent due to adverse hydraulic conditions in Quebec. This can be exercised five times through October 2015. The Company has determined that the third sellback arrangement is a derivative. On April 11, 2001, the PSB approved an Accounting Order that requires that the contract's fair value be deferred on the balance sheet as either a deferred asset or liability. At December 31, 2002, this derivative had an estimated fair value of approximately a $0.7 million unrealized loss. The estimated fair value is based on quoted market information where available and appropriate modeling methodologies.

     In February 1996, the Company reached an agreement with Hydro-Quebec that lowered the 1997 cost of power by $5.8 million. As part of this agreement, the Company made 54 MW of Phase I/II capacity available to Hydro-Quebec for its use to deliver an existing Firm Energy Contract or jointly marketed energy contracts to buyers in NEPOOL during the period from July 1, 1996 through June 30, 2001.

     Under the VJO Power Contract, the VJO can elect to change the annual load factor from 75 percent to between 70 and 80 percent five times through 2020, while Hydro-Quebec can elect to reduce the load factor to not less than 65 percent three times during the same period of time (the VJO contract runs through 2020, however, the Company's schedules related to the contract end in 2016). The VJO has made three out of five elections to date, while Hydro-Quebec made its first election for the contract year beginning November 1, 2001 and the VJO elected to push the start of the 65 percent load factor to November 1, 2002.

     A summary of the Hydro-Quebec contracts including average annual projected charges for the years indicated, follows (dollars in thousands, except per kWh amounts):

		Estimated Average	Estimated Average
	2002	2003 - 2012	2013 - 2016

Annual Capacity Acquired	142.8MW	143MW	(a)
Minimum Energy Purchase - annual load factor	75%	75%	75%

Energy Charge	$23,937	$28,118	$20,637
Capacity Charge	$35,245	$34,721	$21,550
Total Energy and Capacity Charge	$59,182	$62,839	$42,187

Average Cost per kWh	$0.066	$0.068	$0.073

(a) The Annual Capacity Acquired in MWs is approximately 115, 115, 100 and 19 for 2013 through 2016, respectively.

     The Company's estimated cost of energy and capacity under the existing contracts with Hydro-Quebec at a 75 percent load factor are expected to be $57.7 million, $61.2 million, $61.9 million, $62.5 million and $62.9 million for the years 2003 through 2007, respectively. See Note 12 - Retail Rates for discussion of Hydro-Quebec ice storm arbitration.

Independent Power Producers   The Company purchases power from a number of Independent Power Producers ("IPPs") who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, biomass and refuse-burning generation. The majority of these purchases are made from a state-appointed purchasing agent who purchases and redistributes the power to all Vermont utilities pursuant to PSB Rule 4.100. For the 12 months ended December 31, 2002, the Company received 198,371 mWh under these long-term contracts, representing approximately 7.6 percent and 15 percent of the Company's total mWh purchases and related purchased power expense for the period, respectively. The total mWh received under these contracts includes 145,572 mWh allocated by the Purchasing Agent, VEPP Inc., and 36,675 mWh purchased by Connecticut Valley from a waste-to-energy electric generating facility owned by Wheelabrator

Claremont Company, L.P. The Company's estimated purchases from IPPs are expected to be $22.5 million, $22.8 million, $22.3 million, $22.8 million and $21.1 million for the years 2003 through 2007, respectively.

     On August 3, 1999, the Company, GMP, Citizens Utilities and all of Vermont's 15 municipal utilities filed a petition with the PSB requesting modification of the contracts between the IPPs and the state-appointed purchasing agent. The petition outlined seven specific elements that, if implemented, would reduce purchased power costs and reform these contracts for the benefit of consumers. On September 3, 1999, the PSB opened a formal investigation in Docket No. 6270 regarding these contracts as requested by the Petition. Shortly thereafter, Citizens Utilities, Hardwick Electric Department and Burlington Electric Department notified the PSB that they were withdrawing from the Petition but would participate in the case as non-moving parties. In a separate action before the Chittenden County Superior Court brought by several IPP owners, GMP's full participation in this PSB proceeding was enjoined and that injunction has since been appealed to and affirmed by the Vermont Supreme Court.

     The Company participated in various legal proceedings and regulatory filings related to the Docket throughout 2000 and 2001. On January 28, 2002, the Petitioners and the IPPs filed a Memorandum of Understanding with the PSB, which, if approved, would establish a comprehensive settlement to the issues in Docket No. 6270 including: 1) power cost reductions nominally worth approximately $11 million to $14 million over 10 years based on an assumed start of January 2002; 2) the agreement of the IPPs to support efforts before the Vermont General Assembly and the PSB to authorize securitization and to negotiate for the buy-out and buy-down of the IPP contracts with the goal of achieving additional power cost savings; and 3) a global resolution of various related issues.

     Efforts before the 2002 Vermont General Assembly resulted in the enactment of Act No. 145. Through this legislation, the state approved the use of securitization to buy-down or buy-out IPP contracts, and created a new state entity to issue bonds for that purpose.

     On May 1 and 2, 2002, Technical Hearings were held before the PSB to consider the Memorandum of Understanding. At the hearings, certain of the non-petitioning Vermont utilities and the DPS argued that all Vermont electric utility customers should be permitted to share in the benefits arising under the Memorandum of Understanding. Subject to this and other conditions, the DPS argued that the Memorandum of Understanding should be approved.

     On December 9, 2002, the Hearing Officer served a Proposal for Decision to all parties in the case to provide them an opportunity to submit comments and request oral arguments before the PSB. In the Proposal for Decision, the Hearing Officer recommended that the PSB approve the Memorandum of Understanding, but only with specific changes. Most notable is a requirement that the utility benefits arising under the Memorandum of Understanding are shared proportionally among all Vermont electric utilities and that the non-petitioning Vermont utilities reimburse the Petitioners for each utility's proportionate share of the litigation expense.

     On January 6, 2003, the Petitioners filed a Stipulation with the DPS and certain non-petitioning Vermont utilities agreeing to the terms and conditions of the Proposal for Decision with minor corrections that the Stipulation parties requested be made in the final order on the Memorandum of Understanding. On January 7, 2003, the IPPs and the Petitioners separately made filings with the PSB confirming the Memorandum of Understanding will bind them as modified by the conditions contained in the Proposal for Decision. On January 13, 2003, the Hearing Officer submitted the Proposal for Decision, with the Stipulation parties' minor corrections, to the PSB for approval.

     On January 15, 2003, the PSB issued an Order approving the Hearing Officer's Proposal for Decision. When implemented in accordance with the Order, the Memorandum of Understanding will reduce the cost of power purchased from the IPPs for all Vermont electric utilities. In accordance with the Order, the benefits achieved through implementation of the agreements approved as part of the Memorandum of Understanding will be delivered to and for the benefit of each Vermont utility's ratepayers.

Joint-ownership  The Company's share of operating expenses for these facilities is included in the corresponding operating accounts on the Consolidated Statements of Income. Each participant in these facilities must provide for its financing.

     As a joint owner of the Millstone Unit #3 facility, in which Dominion Nuclear Corporation ("DNC") is the lead owner with approximately 93.47 percent of the plant joint-ownership, the Company is responsible for its share of nuclear decommissioning costs. The Company's contributions to the Millstone Unit #3 Trust Fund have ceased based on DNC's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's ("NRC") minimum calculation required. The Company could choose to renew funding at its own discretion as long as the minimum requirement is met or exceeded.

     The Company's ownership interests in jointly owned generating and transmission facilities are set forth in the following table and are recorded in the Company's Consolidated Balance Sheets (dollars in thousands):

	Fuel Type	Ownership	In Service Date	MW Entitlement	December 31 2002 2001

Wyman #4	Oil	1.78%	1978	11.0	$3,347	$3,347
Joseph C. McNeil	Various	20.00%	1984	10.6	15,453	15,365
Millstone Unit #3	Nuclear	1.73%	1986	20.0	76,143	76,143
Highgate Transmission Facility		47.35%	1985	N/A	14,167	14,086
					109,110	108,941
Accumulated depreciation					49,549	47,049
					$ 59,561	$ 61,892

Environmental  The Company is an amalgamation of more than 100 predecessor companies. Those companies engaged in various operations and activities prior to being merged into the Company. At least two of these companies were involved in the production of gas from coal to sell and distribute to retail customers at four different locations. The Company discontinued these activities in the late 1940s or early 1950s. The coal gas manufacturers, other predecessor companies and the Company itself may have engaged in waste disposal activities which, while legal and consistent with commercially accepted practices at the time, may not meet modern standards and thus represent potential liability.

     The Company is engaged in various operations and activities that subject it to inspection and supervision by both federal and state regulatory authorities including the United States Environmental Protection Agency ("EPA"). It is Company policy to comply with all environmental laws. The Company has implemented various procedures and internal controls to assess and assure compliance. If non-compliance is discovered, corrective action is taken. Based on these efforts and the oversight of those regulatory agencies having jurisdiction, the Company believes it is in compliance, in all material respects, with all pertinent environmental laws and regulations. Below is a brief discussion of the Company's environmental sites.

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

     Having previously agreed to non-binding mediation, a mediator on the issue of liability was chosen in April 2001 and the first phase of mediation, "Phase I", concluded on July 18, 2001. Without admitting liability, both the Company and PSNH agreed to participate in the site remediation for those years that Twin State and PSNH were responsible. On October 30 and 31, 2001, the Company and PSNH met with the other potentially responsible parties in a "Phase II" mediation process. The subject of the Phase II mediation was the liability of other potentially responsible parties at the site, in particular those that owned the property after Twin State and PSNH. The Phase II mediation process in 2001, did not achieve the goal of a general agreement on liability between the participants.

     In June 2002, the Company reached a settlement agreement with PSNH regarding the Dover site in which neither party admitted liability or the allegations made against them by the New Hampshire Department of Environmental Services. Under the settlement agreement, the Company agreed to transfer and assign to PSNH certain liabilities it may have related to the site, in exchange for an agreed upon amount to be paid by the Company to PSNH for its ongoing share of Qualified Site Liability Costs. Based on the terms of the Dover settlement agreement reached with PSNH, the Company reversed $1.7 million of its environmental reserves in the second quarter of 2002.

     As of December 31, 2002 and 2001, reserves of $7.5 million and $9.2 million, respectively, are recorded on the Consolidated Balance Sheets representing management's best estimate of the costs to remediate the sites discussed above.  The Company is not subject to any pending or threatened litigation with respect to any other sites that have the potential for causing the Company to incur material remediation expenses, nor has the EPA or any other federal or state agency sought contribution from the Company for the study or remediation of any such sites.

Dividend restrictions The indentures relating to long-term debt, the Articles of Association and a covenant contained in the Reimbursement Agreements to the letters of credit, supporting the Company's tax exempt revenue bonds, contain certain restrictions on the payment of cash dividends on capital stock. Under the most restrictive of such provisions, approximately $65.5 million of retained earnings was not subject to dividend restriction at December 31, 2002.

     Under the Company's Second Mortgage Indenture, certain restrictions on the payment of dividends would become effective if the Company's Second Mortgage Bonds are rated below investment grade. Under the most restrictive of these provisions, all except approximately $3 million of retained earnings would be subject to dividend restrictions at December 31, 2002. In addition, Catamount has debt instruments in place that restrict the amount of dividends on capital stock that they are able to pay.

Leases and support agreements The Company participated with other electric utilities in the construction of the Phase I Hydro-Quebec interconnection transmission facilities in northeastern Vermont, which were completed at a total cost of approximately $140 million. Under a support agreement relating to the Company's participation in the facilities, the Company is obligated to pay its 4.55 percent share of Phase I Hydro-Quebec capital costs over a 20-year recovery period through and including 2006. The Company also participated in the construction of Phase II Hydro-Quebec transmission facilities constructed throughout New England, which were completed at a total cost of approximately $487 million. Under a similar support agreement, the New England participants, including the Company, have contracted to pay their proportionate share of the total cost of constructing, owning and operating the Phase II facilities, including capital costs. The Company is obligated to pay its 5.132 percent share of Phase II Hydro-Quebec capital costs over a 25-year recovery period through and including 2015. These support agreements meet the capital lease accounting requirements under SFAS No. 13, Accounting for Leases. All costs under these support agreements are recorded as purchased transmission expense in accordance with the Company's ratemaking policies. Future expected payments will range from approximately $3.9 million to $2.7 million for each year from 2003 through 2015 and will decline thereafter.

     Rental commitments of the Company under non-cancelable leases as of December 31, 2002 are considered minimal, as the majority of the Company's leases are cancelable after one year from lease inception. Total rental expense included in the determination of net income, consisting principally of vehicle and equipment rentals, was approximately $4.5 million for 2002 and $4.2 million for each year 2001 and 2000.

Catamount Catamount entered into Indemnity Agreements, dated December 21, 1995, with Amerada Hess Corporation (formerly Eastern Energy Marketing, Inc.), related to its investments in Rupert Cogeneration Partners Ltd. and Glenns Ferry Cogeneration Partners Ltd. (collectively the "Partnerships"). Amerada Hess supplies the Partnerships with natural gas and related transportation pursuant to the Gas Services Agreements ("Gas Agreements"). Amerada Hess also entered into a natural gas supply agreement with Talisman Energy Inc. to supply the natural gas for the Partnerships. Under the Firm Energy Supply Agreements between the Partnerships and Idaho Power Company ("IPCO"), Amerada Hess provided certain security interests to IPCO for liquidated damages in the event that non-performance by Amerada Hess or Talisman Energy Inc. under the Gas Agreements causes the Partnerships to permanently curtail electric power sales to IPCO. Pursuant to the Indemnity Agreements, Catamount will indemnify Amerada Hess for up to 50 percent of the liquidated damages associated with non-performance under the Gas Agreements. The liquidated damages are calculated based on the terms of the Firm Energy Supply Agreements. Catamount's estimated range of exposure under the Indemnity Agreements is between $0.8 million and $5.6 million, depending on the year a liquidated damage claim is made.

     Catamount's wholly owned subsidiary, Equinox Vermont Corporation ("Equinox"), verbally agreed to indemnify Tractabel Power, Inc. for up to 33 percent of the cost in the event that the price of fuel for Ryegate Associates (the "Partnership") rises above the price cap guaranteed by Tractebel, Inc. to the Partnership's lender. The verbal indemnity is non-recourse to Catamount.

Legal proceedings The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the financial position or the results of operations of the Company, except as otherwise disclosed herein.

Change of control The Company has management continuity agreements with certain officers that become operative upon a change in control of the Company. Potential severance expense under the agreements varies over time depending on several factors, including the specific plan for individual officers and officers' compensation and age at the time of the change of control.

NOTE 14 - SEGMENT REPORTING

The Company's reportable operating segments include: Central Vermont Public Service Corporation ("CV"), which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont; Connecticut Valley Electric Company Inc. ("CVEC"), which distributes and sells electricity in parts of New Hampshire. CVEC, while managed on an integrated basis with CV, is presented separately because of its separate and distinct regulatory jurisdiction; Catamount Energy Corporation ("Catamount"), which invests in non-regulated, energy generation projects in the United States and Western Europe; Eversant Corporation ("Eversant"), which engages in the sale or rental of electric water heaters through a subsidiary, SmartEnergy Water Heating Services, Inc. to customers in Vermont and New Hampshire; and Other includes operating segments below the quantitative threshold for separate disclosure. These operating segments include C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business, and Catamount Energy Resources Corporation which was formed for the purpose of holding the Company's subsidiaries that invest in non-regulated business opportunities.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues include sales of purchased power to CVEC and revenues for support services, including allocations of building costs for space rental, software systems and equipment, to CVEC, Catamount and Eversant.

    The intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand-alone operating segment net income. Financial information by industry segment for 2002, 2001 and 2000 is as follows (dollars in thousands):
					Reclassification
	CV	CVEC			and Consolidating
	VT	NH	Catamount	Eversant	Other	Entries	Consolidated

2002
Revenues from external customers	$283,146	$20,242	$2,567	$1,988	$15	$4,569	$303,389
Intersegment revenues	11,366	-	-	-	-	11,366	-
Depreciation and other (1)	13,426	349	77	204	3	284	13,775
Asset impairment charges (2)	-	-	2,774	-	-	-	2,774
Operating income tax expense (benefit)	11,993	241	1,376	(332)	16	1,060	12,234
Operating income (loss)	26,719	352	(6,551)	(1,041)	27	(7,443)	26,949
Equity income - utility affiliates (3)	3,909	-	-	-	-	-	3,909
Equity income - non-utility affiliates (2)	-	-	11,651	-	-	11,651	-
Other income (expenses), net	(436)	6	(1,012)	(68)	49	(2,883)	1,422
Interest expense, net	11,705	209	1,171	(336)	-	236	12,513
Net income (loss)	18,522	149	1,541	(472)	27	-	19,767
Investments in affiliates	23,716	-	-	-	-	-	23,716
Total assets	445,412	12,411	60,743	3,177	10,362	5,240	526,865
Capital expenditures	13,664	557	94	127	-	-	14,442
2001
Revenues from external customers	$281,745	$20,738	$504	$2,397	$7	$2,915	$302,476
Intersegment revenues	11,297	-	-	-	-	11,297	-
Depreciation and other (1)	15,458	475	57	315	3	375	15,933
Regulatory asset write-off (4)	9,000	-	-	-	-	-	9,000
Reversal of estimated loss on power contracts (5)	2,934	-	-	-	-	-	2,934
Asset impairment charges (2)	-	-	8,905	-	-	-	8,905
Investment write-down (2)	-	-	-	1,963	-	-	1,963
Operating income tax expense (benefit)	11,044	427	1,793	(1,468)	6	330	11,472
Operating income (loss)	26,468	1,063	(6,003)	(577)	9	(6,429)	27,389
Equity income - utility affiliates (3)	2,669	-	-	-	-	-	2,669
Equity income - non-utility affiliates (2)	-	-	6,079	-	-	6,079	-
Other income (expenses), net	(4,255)	1	(7,767)	315	18	2,022	(13,710)
Interest expense, net	12,324	376	1,009	570	-	401	13,878
Net income (loss)	12,671	506	(8,700)	(2,079)	9	-	2,407
Investments in affiliates	23,823	-	-	-	-	-	23,823
Total assets	449,820	12,191	58,266	4,531	321	3,455	521,674
Capital expenditures	15,945	407	85	116	-	-	16,553
2000
Revenues from external customers	$310,388	$23,544	$1,145	$3,585	$7	$4,743	$333,926
Intersegment revenues	11,942	-	-	-	-	11,942	-
Depreciation and other (1)	21,646	495	63	277	3	343	22,141
Reversal of estimated loss on power contracts (5)	-	1,202	-	-	-	-	1,202
Purchased power disallowance (5)	(2,934)	-	-	-	-	-	(2,934)
Reversal of purchased power disallowance (5)	11,436	-	-	-	-	-	11,436
Operating income tax expense (benefit)	7,506	1,528	685	(1,583)	9	(889)	9,034
Operating income (loss)	21,489	3,173	(3,983)	1,125	13	(2,762)	24,579
Equity income - utility affiliates (3)	3,268	-	-	-	-	-	3,268
Equity income (loss) - non-utility affiliates (2)	-	-	4,957	(3,734)	-	1,223	-
Other income (expenses), net	5,422	17	531	(26)	25	1,474	4,495
Interest expense, net	13,510	326	814	135	-	347	14,438
Net income (loss)	16,807	2,865	690	(2,332)	13	-	18,043
Investments in affiliates	24,527	-	-	-	-	-	24,527
Total assets	478,067	12,203	48,688	6,470	313	5,903	539,838
Capital expenditures	14,379	545	44	-	-	-	14,968
  Includes net deferral and amortization of nuclear replacement energy and maintenance costs (included in Purchased power) and amortization of conservation and load management costs (included in Other operation expenses) in the accompanying Consolidated Statements of Income.
  See Note 3 herein for CV's investment in non-utility affiliates.
  See Note 2 herein for CV's investments in affiliates.
  See Note 12 herein for CV's retail rates.
  Included in Purchased power in the accompanying Consolidated Statements of Income.

NOTE 15 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair statement of results of operations for such periods (dollars in thousands, except per share amounts):
	Quarter Ended				12-Months Ended
	March	June	September	December
2002
Operating revenues	$76,475	$71,903	$75,733	$79,278	$303,389
Operating income	$7,159	$5,802	$9,170	$4,818	$26,949
Net income	$4,785	$3,975	$5,855	$5,152	$19,767
Earnings per share of common stock - basic	$0.37	$0.31	$0.47	$0.41	$1.56
Earnings per share of common stock - diluted	$0.37	$0.30	$0.46	$0.40	$1.53

2001
Operating revenues	$78,032	$73,882	$75,135	$75,427	$302,476
Operating income	$6,126	$7,519	$7,606	$6,138	$27,389
Net income (loss)	$3,897	$326	$3,565	$(5,382)	$2,407
Earnings per share of common stock - basic and diluted	$0.30	$(0.01)	$0.27	$(0.50)	$0.06

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

     The information required by this item with respect to the Company's directors is incorporated herein by this reference to "Election of Directors" and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2003 Annual Meeting of Stockholders. The Executive Officers information is listed under Part I, Item 1. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about March 28, 2003.

Item 11.    Executive Compensation.

     The information required by this item concerning executive compensation and directors' compensation is set forth in the sections entitled "Executive Compensation and Other Transactions", "Directors' Compensation", "Report of the Compensation Committee on Executive Compensation" and "Five-Year Shareholder Return Comparison Performance Graph" in the Proxy Statement of the Company for the 2003 Annual Meeting of Stockholders, which are being incorporated herein by reference. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about March 28, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item concerning security ownership is set forth in the section entitled "Stock Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, which is being incorporated herein by reference. Definitive proxy materials will be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about March 28, 2003.

Item 13.    Certain Relationships and Related Transactions.

     None.

Item 14.    Controls and Procedures.

     The Company's management, including the President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of a date within 90 days prior to the filing date of this report. Based on such evaluation, the Company's management, including the President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company with respect to the period covered by this report was made known to them. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to evaluation.

PART IV
Filed Herewith at Page

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)1.	The following financial statements for Central Vermont Public Service Corporation and its wholly owned subsidiaries are filed as part of this report:	(See Item 8)
1.1	Consolidated Statement of Income, for each of the three years ended December 31, 2002
Consolidated Statement of Cash Flows, for each of the three years ended December 31, 2002
Consolidated Balance Sheet at December 31, 2002 and 2001
Consolidated Statement of Capitalization at December 31, 2002 and 2001
Consolidated Statement of Changes in Common Stock Equity for each of the three years ended December 31, 2002
Notes to Consolidated Financial Statements
(a)2.	Financial Statement Schedules:
2.1	Central Vermont Public Service Corporation and its wholly owned subsidiaries:
Schedule II - Reserves for each of the three years ended December 31, 2002

Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Separate financial statements of the Registrant (which is primarily an operating company) have been omitted since they are consolidated only with those of totally held subsidiaries. Separate financial statements of subsidiary companies not consolidated have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary. Separate financial statements of 50 percent or less owned persons for which the investment is accounted for by the equity method by the Registrant have been omitted since, if considered in the aggregate, they would not constitute a significant investment.

(a)3.	Exhibits (* denotes filed herewith)

Page 86 of 111

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

Exhibit 3	Articles of Incorporation and Bylaws
3-1	Bylaws, as amended October 7, 2002. (Exhibit 99.2, Form 8-K October 7, 2002, File No. 1-8222)
3-2	Articles of Association, as amended August 11, 1992. (Exhibit No. 3-2, 1992 10-K, File No. 1-8222)
Exhibit 4	Instruments defining the rights of security holders, including Indentures
Incorporated herein by reference:
4-1	Mortgage dated October 1, 1929, between the Company and Old Colony Trust Company, Trustee, securing the Company's First Mortgage Bonds. (Exhibit B-3, File No. 2-2364)
4-2	Supplemental Indenture dated as of August 1, 1936. (Exhibit B-4, File No. 2-2364)
4-3	Supplemental Indenture dated as of November 15, 1943. (Exhibit B-3, File No. 2-5250)
4-4	Supplemental Indenture dated as of December 1, 1943. (Exhibit No. B-4, File No. 2-5250)
4-5	Directors' resolutions adopted December 14, 1943, establishing the Series C Bonds and dealing with other related matters. (Exhibit B-5, File No. 2-5250)
4-6	Supplemental Indenture dated as of April 1, 1944. (Exhibit No. B-6, File No. 2-5466)
4-7	Supplemental Indenture dated as of February 1, 1945. (Exhibit 7.6, File No. 2-5615) (22-385)
4-8	Directors' resolutions adopted April 9, 1945, establishing the Series D Bonds and dealing with other matters. (Exhibit 7.8, File No. 2-5615 (22-385)
4-9	Supplemental Indenture dated as of September 2, 1947. (Exhibit 7.9, File No. 2-7489)
4-10	Supplemental Indenture dated as of July 15, 1948, and directors' resolutions establishing the Series E Bonds and dealing with other matters. (Exhibit 7.10, File No. 2-8388)
4-11	Supplemental Indenture dated as of May 1, 1950, and directors' resolutions establishing the Series F Bonds and dealing with other matters. (Exhibit 7.11, File No. 2-8388)
4-12	Supplemental Indenture dated August 1, 1951, and directors' resolutions, establishing the Series G Bonds and dealing with other matters. (Exhibit 7.12, File No. 2-9073)
4-13	Supplemental Indenture dated May 1, 1952, and directors' resolutions, establishing the Series H Bonds and dealing with other matters. (Exhibit 4.3.13, File No. 2-9613)
4-14	Supplemental Indenture dated as of July 10, 1953. (July, 1953 Form 8-K, File No. 1-8222)
4-15	Supplemental Indenture dated as of June 1, 1954, and directors' resolutions establishing the Series K Bonds and dealing with other matters. (Exhibit 4.2.16, File No. 2-10959)

Page 87 of 111
4-16	Supplemental Indenture dated as of February 1, 1957, and directors' resolutions establishing the Series L Bonds and dealing with other matters. (Exhibit 4.2.16, File No. 2-13321)
4-17	Supplemental Indenture dated as of March 15, 1960. (March, 1960 Form 8-K, File No. 1-8222)
4-18	Supplemental Indenture dated as of March 1, 1962. (March, 1962 Form 8-K, File No. 1-8222)
4-19	Supplemental Indenture dated as of March 2, 1964. (March, 1964 Form 8-K, File No, 1-8222)
4-20	Supplemental Indenture dated as of March 1, 1965, and directors' resolutions establishing the Series M Bonds and dealing with other matters. (April, 1965 Form 8-K, File No. 1-8222)
4-21	Supplemental Indenture dated as of December 1, 1966, and directors' resolutions establishing the Series N Bonds and dealing with other matters. (January, 1967 Form 8-K, File No. 1-8222)
4-22	Supplemental Indenture dated as of December 1, 1967, and directors' resolutions establishing the Series O Bonds and dealing with other matters. (December, 1967 Form 8-K, File No. 1-8222)
4-23	Supplemental Indenture dated as of July 1, 1969, and directors' resolutions establishing the Series P Bonds and dealing with other matters. (Exhibit B.23, July, 1969 Form 8-K, File No. 1-8222)
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

Page 88 of 111
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

Page 89 of 111
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
4-59

First Supplemental Indenture to the Second Mortgage, Central Vermont Public Service Corporation to the Bank of New York, Trustee, dated as of July 15, 1999, creating an issue of Mortgage Bonds, 8-1/8 percent Second Mortgage Bonds due 2004 (Exhibit 4-59, Form 10-Q, September 30, 1999, File No. 1-8222)

4-60

A/B Exchange Registration Rights Agreement, dated as of July 30, 1999 by and among Central Vermont Public Service Corporation and Donaldson, Lufkin & Jenrette Securities Corporation, TD Securities (USA) Inc. (Exhibit 4-60, Form 10-Q, September 30, 1999, File No. 1-8222)

4-61	Forty-Second Supplemental Indenture, dated as of June 11, 2001 and resolutions connected therewith adopted June 11, 2001. (Exhibit 4-61, Form 8-K, June 28,2001, File No. 1-8222)
Exhibit 10	Material Contracts (* Denotes filed herewith)
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
Page 90 of 111
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
Page 91 of 111
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
Page 92 of 111
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
Page 93 of 111
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
Page 94 of 111
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
Page 95 of 111
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
Page 96 of 111
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
Page 97 of 111
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
Page 98 of 111
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
Page 99 of 111
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

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
A	10.68	Stock Option Plan for Non-Employee Directors dated July 18, 1988. (Exhibit 10-184, 1988 Form 10-K, File No. 1-8222)
A	10.69	Stock Option Plan for Key Employees dated July 18, 1988. (Exhibit 10-185, 1988 Form 10-K, File No. 1-8222)
A	10.70	Officers Supplemental Insurance Plan authorized July 9, 1984. (Exhibit 10-186, 1988 Form 10-K, File No. 1-8222)
Page 100 of 111
A	10.71	Officers Supplemental Deferred Compensation Plan dated November 4, 1985. (Exhibit 10-187, 1988 Form 10-K, File No. 1-8222)
A	10.71.1	Amendment dated October 2, 1995. (Exhibit 10.71.1, 1995 Form 10-K, File No. 1-8222)
A	10.72	Directors' Supplemental Deferred Compensation Plan dated November 4, 1985. (Exhibit 10-188, 1988 Form 10-K, File No. 1-8222)
A	10.72.1	Amendment dated October 2, 1995. (Exhibit 10.72.1, 1995 Form 10-K, File No. 1-8222)
A	10.73	Management Incentive Compensation Plan as adopted September 9, 1985. (Exhibit 10-189, 1988 Form 10-K, File No. 1-8222)
A	10.73.1	Revised Management Incentive Plan as adopted February 5, 1990. (Exhibit 10-200, 1989 Form 10-K, File No. 1-8222)
A	10.73.2	Revised Management Incentive Plan dated May 2, 1995. (Exhibit 10.73.2, 1995 Form 10-K, File No. 1-8222)
A	10.74	Officers' Change of Control Agreements as approved October 3, 1988. (Exhibit 10-190, 1988 Form 10-K, File No. 1-8222)
A	10.78	Stock Option Plan for Non-Employee Directors dated April 30, 1993 (Exhibit 10.78, 1993 Form 10-K, File No. 1-8222)
A	10.79	Officers Insurance Plan dated November 15, 1993 (Exhibit 10.79, 1993 Form 10-K, File No. 1-8222)
A	10.79.1	Amendment dated October 2, 1995. (Exhibit No. 10.79.1, 1995 Form 10-K, File No. 1-8222)
A	10.80	Directors' Supplemental Deferred Compensation Plan dated January 1, 1990 (Exhibit 10.80, 1993 Form 10-K, File No. 1-8222)
A	10.80.1	Amendment dated October 2, 1995. (Exhibit No. 10.80.1, 1995 Form 10-K, File No. 1-8222)
A	10.81	Officers' Supplemental Deferred Compensation Plan dated January 1, 1990 (Exhibit 10.81, 1993 Form 10-K, File No. 1-8222)
A	10.82	Management Incentive Plan for Executive Officers dated January 1, 1997. (Exhibit 10.82, 1996 Form 10-K, File No. 1-8222)
A	10.83	Management Incentive Plan for Executive Officers dated January 1, 1998 (Exhibit A10.83, Form 10-Q, March 31, 1998, File No. 1-8222)
A	10.84	Officers' Change of Control Agreement dated January 1, 1998 (Exhibit 10.84, 1998 Form 10-K, File No. 1-8222)
A	10.85	Officers' Supplemental Retirement and Deferred Compensation Plan as Amended and Restated Effective January 1, 1998 (Exhibit 10.85, 1998 Form 10-K, File No. 1-8222)
A	10.86	1993 Stock Option Plan for Non-employee Directors (Exhibit 28 to Registration Statement, Registration 33-62100)
Page 101 of 111
A	10.87	1997 Stock Option Plan for Key Employees (Exhibit 4.3 to Registration Statement, Registration 333-57001)
A	10.88	1997 Restricted Stock Plan for Non-employee Directors and Key Employees (Exhibit 4.3 to Registration Statement, Registration 333-57005)
A	10.89	Management Incentive Plan for Executive Officers dated January 1, 1999. (Exhibit A10.89, Form 10-Q, March 31, 1999, File No. 1-8222)
A	10.90	Performance Share Incentive Plan dated effective January 1, 1999. (Exhibit A10.90, Form 10-Q, June 30, 1999, File No. 1-8222)
A	10.91	Management Incentive Plan for Executive Officers dated January 1, 2000. (Exhibit A10.91, Form 10-Q, March 31, 2000, File No. 1-8222)
A	10.92	Officers' Change of Control Agreements as approved April 3, 2000. (Exhibit A10.92, Form 10-Q, March 31, 2000, File No. 1-8222)
A	10.93	Management Incentive Plan for Executive Officers dated January 1, 2001. (Exhibit A10.93, Form 10-Q, March 31, 2001, File No. 1-8222)
A	10.94	Termination Agreement between the Company and Craig A. Parenzan. (Exhibit A10.94, Form 10-Q, March 31, 2001, File No. 1-8222)
A	10.95	2000 Stock Option Plan for Key Employees. (Form S-8 Registration Statement, Registration 333-39664)
A	10.96	Form of Deferred Compensation Plan for Officers and Directors. (Exhibit A10.96, Form 10-Q, March 31, 2002, File No. 1-8222)
A	10.97	Management Incentive Plan for Executive Officers dated January 1, 2002. (Exhibit A10.97, Form 10-Q, March 31, 2002, File No. 1-8222)
A	10.98	Change-In-Control Agreement dated April 15, 2002 between the Company and Jean H. Gibson. (Exhibit A10.98, Form 10-Q, March 31, 2002, File No. 1-8222)
A	10.99	2002 Long-Term Incentive Plan. (Form S-8 Registration Statement, Registration 333-102008)
A - Compensation related plan, contract, or arrangement.

21.  Subsidiaries of the Registrant

*    21.1  List of Subsidiaries of Registrant

23.  Consents of Experts and Counsel

*    23.1  Independent Auditors' Consent

*    23.2  Notice Regarding Consent of Arthur Andersen LLP

24.  Power of Attorney

*    24.1  Power of Attorney executed by Directors and Officers of Company

*     99.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

*    99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
1.	Item 5.

Other Events, dated November 27, 2002 re: Estimated increase in decommissioning costs for Connecticut Yankee, Yankee Rowe, and Maine Yankee of which the Company owns an equity interest of 2 percent, 3.5 percent, and 2 percent, respectively.

2.	Item 5.	Other Events, dated December 5, 2002 re: Sale of Connecticut Valley Electric Company Inc.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Central Vermont Public Service Corporation

Rutland, VT

We have audited the financial statements of Central Vermont Public Service Corporation as of December 31, 2002 and for the year then ended, and have issued our report thereon dated February 4, 2003; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Central Vermont Public Service Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule of the Company as of December 31, 2001 and 2000 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on that schedule in their report dated February 4, 2002. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, MA

February 4, 2003

The following Report of Independent Public Accountants is a copy of the previously issued Arthur Andersen, LLP report on Central Vermont Public Service Corporation. Arthur Andersen, LLP has not reissued this report.

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

Boston, Massachusetts

February 4, 2002

Schedule II

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

AND ITS WHOLLY OWNED SUBSIDIARIES

Reserves

Year ended December 31, 2002
		Additions
	Balance at beginning of year	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of year
Reserves deducted from assets to which they apply:
			$102,540 (1)
			316,346 (2)
Reserve for uncollectible accounts receivable	$2,070,791	$1,763,042	$418,886	$2,949,329 (3)	$1,303,390

Accumulated depreciation of miscellaneous properties:

Rental water heater program	$3,817,439	$181,487	-	$243,759 (4)	$3,755,167
Other	696,939	114,391	-	117,839 (6)	675,892
				17,599 (7)
	$4,514,378	$295,878		$379,197	$4,431,059

Reserves shown separately:

Injuries and damages reserve	$225,580	-	-	-	$225,580

Environmental Reserve				1,700,000 (8)
				104,335 (6)
	$9,248,313	-	$7,811 (5)	$1,804,335 (6)	$7,451,789

(1)  Amount due from collection agency
(2)  Collections of accounts previously written off
(3)  Uncollectible accounts written off
(4)  Retirements of rental water heaters
(5)  Additional Reserve
(6)  Expenses charged against reserve
(7)  Sale of furniture
(8)  Reduction of obligation

Schedule II

CENTRAL VERMONT PUBLIC SERVICE CORPORATION

AND ITS WHOLLY OWNED SUBSIDIARIES

Reserves

Year ended December 31, 2001
		Additions
	Balance at beginning of year	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of year
Reserves deducted from assets to which they apply:
			$130,682 (1)
			335,712 (2)
Reserve for uncollectible accounts receivable	$1,655,190	$1,592,704	$466,394	$1,643,497 (3)	$2,070,791

Accumulated depreciation of miscellaneous properties:

Rental water heater program	$3,845,914	$254,747	-	$283,222 (4)	$3,817,439
Other	601,165	95,774	-	-	696,939
	$4,447,079	$350,521		$283,222	$4,514,378

Reserves shown separately:

Injuries and damages reserve	$225,580	-	-	-	$225,580

Environmental Reserve	$9,532,924		$2,305 (5)	$286,916 (6)	$9,248,313

Company Restructuring	$1,977,687	-	-	$1,977,687 (6)	$0

(1)  Amount due from collection agency
(2)  Collections of accounts previously written off
(3)  Uncollectible accounts written off
(4)  Retirements of rental water heaters
(5)  Additional Reserve
(6)  Expenses charged against reserve

Schedule II

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
AND ITS WHOLLY OWNED SUBSIDIARIES

Reserves

Year ended December 31, 2000
		Additions
	Balance at beginning of year	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of year
Reserves deducted from assets to which they apply:
			$120,225 (1)
			269,912 (2)
Reserve for uncollectible accounts receivable	$1,595,433	$1,368,835	$390,137	$1,699,215 (3)	$1,655,190

Accumulated depreciation of miscellaneous properties:

Rental water heater program	$3,813,045	$272,747	-	$239,878 (4)	$3,845,914
Other	530,241	70,924	-	-	601,165
	$4,343,286	$343,671		$239,878	$4,447,079

Reserves shown separately:

Injuries and damages reserve	$225,580	-	-	-	$225,580

Environmental Reserve	$9,808,314		$30,150 (5)	$305,540 (6)	$9,532,924

Company Restructuring	$3,147,632	-	-	$1,169,945 (6)	$1,977,687

Accumulated provision for rate refunds	$2,628,479	-	-	$2,628,479 (7)	$0

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

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
                                         (Registrant)

By: /s/ Jean H. Gibson
       Jean H. Gibson
       Senior Vice President, Chief Financial Officer, and Treasurer

March 19, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2003.
Signature	Title

Robert H. Young*

/s/ Jean H. Gibson
    (Jean H. Gibson)

Frederic H. Bertrand*

Robert L. Barnett*

Rhonda L. Brooks*

Janice B. Case*

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

By: /s/ Jean H. Gibson
           (Jean H. Gibson)
            Attorney-in-Fact for each of the persons indicated.

*  Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.

CERTIFICATION

I, Robert H. Young, certify that:
1.	I have reviewed this annual report on Form 10-K of Central Vermont Public Service Corporation (the "Registrant");
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:
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
6.

The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Robert H. Young
Robert H. Young
Chief Executive Officer

CERTIFICATION

I, Jean H. Gibson, certify that:
1.	I have reviewed this annual report on Form 10-K of Central Vermont Public Service Corporation (the "Registrant");
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:
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
6.

The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Jean H. Gibson
Jean H. Gibson
Chief Financial Officer