Form 10-K/A
period 2002-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2003-03-28
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K/A

Amendment No. 1

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8222

Central Vermont Public Service Corporation
(Exact name of registrant as specified in its charter)
Vermont (State of other jurisdiction incorporation or organization)	03-0111290 (IRS Employer Identification No.)
77 Grove Street, Rutland, Vermont (Address of principal executive offices)	05701 (Zip Code)
Registrant's telephone number, including area code	(802) 773-2711

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock $6 Par Value	New York Stock Exchange

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

Explanatory Note

     This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed for the sole purpose of amending Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company made the statement that both Standard and Poor's and Fitch IBCA reaffirmed the Company's credit ratings in 2002. In fact, only Standard and Poor's reaffirmed the Company's credit ratings in 2002. The correction is to change the first sentence under the heading Credit Ratings on page 35 to read "Credit Ratings Current credit ratings of the Company's securities are shown in the table below. In October 2002, Standard & Poor's affirmed the Company's credit ratings." No revisions have been made to our financial statements or any other disclosures contained in the Form 10-K.

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

Credit Ratings Current credit ratings of the Company's securities are shown in the table below. In October 2002, Standard & Poor's affirmed the Company's credit ratings. The rating affirmation reflects improvement in the Company, subsequent to the sale of the Company's interest in the Vermont Yankee nuclear plant, due to reduced business risk and the Company's ability to recover all purchased power costs in rates.  Credit ratings should not be considered a recommendation to purchase stock. Current credit ratings are as follows:

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
                                         (Registrant)

By: /s/ Jean H. Gibson
       Jean H. Gibson
       Senior Vice President, Chief Financial Officer, and Treasurer

March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.
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

CERTIFICATION

I, Robert H. Young, certify that:
1.	I have reviewed this annual report on Form 10-K/A of Central Vermont Public Service Corporation (the "Registrant");
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

Date: March 28, 2003

/s/ Robert H. Young
Robert H. Young
Chief Executive Officer

CERTIFICATION

I, Jean H. Gibson, certify that:
1.	I have reviewed this annual report on Form 10-K/A of Central Vermont Public Service Corporation (the "Registrant");
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

Date: March 28, 2003

/s/ Jean H. Gibson
Jean H. Gibson
Chief Financial Officer