Form 10-Q
period 2003-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2003-08-11
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2003 there were outstanding 11,919,665 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q - 2003

Table Of Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2003 2002		2003 2002

Operating Revenues	$73,588	$69,720	$153,064	$143,929

Operating Expenses
Operation
Purchased power	37,495	35,248	77,033	71,774
Production and transmission	6,327	6,687	13,633	12,853
Other operation	10,194	8,872	22,687	19,304
Maintenance	3,519	4,219	6,738	8,067
Depreciation	3,971	3,921	7,944	8,112
Other taxes, principally property taxes	3,288	3,164	6,634	6,343
Taxes on income	2,617	2,209	5,377	5,299
Total operating expenses	67,411	64,320	140,046	131,752

Operating Income	6,177	5,400	13,018	12,177
Other Income and Deductions
Equity in earnings of affiliates	436	693	872	1,327
Allowance for equity funds during construction	15	23	31	53
Other income, net	1,804	526	2,464	554
(Provision) benefit for income taxes	(564)	(206)	(997)	33
Total other income and deductions, net	1,691	1,036	2,370	1,967

Total Operating and Other Income	7,868	6,436	15,388	14,144
Interest Expense
Interest on long-term debt	2,832	3,129	5,675	6,248
Other interest	243	(301)	327	(151)
Allowance for borrowed funds during construction	(7)	(11)	(14)	(26)
Total interest expense, net	3,068	2,817	5,988	6,071

Income from continuing operations before preferred stock dividends	4,800	3,619	9,400	8,073
Preferred stock dividends	300	403	599	807
Income from continuing operations	4,500	3,216	8,801	7,266
Income from discontinued operations, net of taxes	295	356	654	686
Earnings available for common stock	$4,795	$3,572	$9,455	$7,952

Per Common Share Data:
Basic:
Earnings from continuing operations	$.38	$.28	$.74	$.62
Earnings from discontinued operations	$.02	$.03	$.06	$.06
Earnings per share	$.40	$.31	$.80	$.68
Average shares of common stock	11,864,013	11,662,096	11,820,577	11,642,217

Diluted:
Earnings from continuing operations	$.38	$.27	$.73	$.61
Earnings from discontinued operations	$.02	$.03	$.06	$.06
Earnings per share	$.40	$.30	$.79	$.67
Average shares of common stock	12,057,931	11,921,435	12,006,282	11,894,594

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30	December 31
	2003 2002
	(unaudited)
Assets
Utility Plant, at original cost	$489,891	$487,184
Less accumulated depreciation	208,262	201,908
	281,629	285,276
Construction work-in-progress	10,547	9,049
Nuclear fuel, net	899	1,130
Net utility plant	293,075	295,455

Investments and Other Assets
Investments in affiliates	23,754	23,716
Non-utility investments	34,340	35,087
Non-utility property, less accumulated depreciation	2,185	2,224
Total investments and other assets	60,279	61,027

Current Assets
Cash and cash equivalents	44,374	60,364
Restricted cash for non-utility investment	11,000	-
Notes Receivable	3,750	3,750
Accounts receivable, less allowance for uncollectible accounts ($1,168 in 2003 and $1,303 in 2002)	23,184	23,945
Unbilled revenues	13,004	15,985
Materials and supplies, at average cost	3,360	3,341
Prepayments	2,548	2,375
Other current assets	5,286	4,619
Assets held for sale	9,398	9,596
Total current assets	115,904	123,975
Regulatory Assets	20,059	22,430
Other Deferred Charges	30,071	30,043
Total Assets	519,388	532,930

Capitalization and Liabilities
Capitalization
Common stock, $6 par value, authorized 19,000,000 shares;
11,908,711 shares; issued & outstanding	71,452	70,845
Other paid-in capital	48,689	48,434
Accumulated other comprehensive income	339	150
Deferred compensation plans - employee stock ownership plans	(704)	(1,041)
Treasury stock (0 and 64,854 shares, respectively, at cost)	-	(857)
Retained Earnings	81,755	80,077
Total Common stock equity	201,531	197,608
Preferred and preference stock	8,054	8,054
Preferred stock with sinking fund requirements	9,000	10,000
Long-term debt	129,251	137,908
Capital lease obligations	11,241	11,762
Total capitalization	359,077	365,332
Current Liabilities
Current portion of preferred stock	1,000	-
Current portion of long-term debt	14,177	20,879
Accounts payable	3,418	5,572
Accounts payable - affiliates	11,013	11,665
Accrued income taxes	1,165	951
Dividends declared	2,914	-
Nuclear decommissioning costs	3,620	3,263
Other current liabilities	19,825	20,319
Liabilities of assets held for sale	5,578	5,987
Total current liabilities	62,710	68,636
Deferred Credits
Deferred income taxes	40,225	41,766
Deferred investment tax credits	5,074	5,267
Nuclear decommissioning costs	19,291	20,899
Other deferred credits	33,011	31,030
Total deferred credits	97,601	98,962
Commitments and Contingencies
Total Capitalization and Liabilities	$519,388	$532,930

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Dollars in thousands, except per share amounts)
(unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2003 2002		2003 2002
Retained Earnings at Beginning of Period	$79,640	$73,642	$80,077	$69,171
Net Income from continuing operations	4,800	3,619	9,400	8,073
Net Income from discontinued operations	295	356	654	686

Retained Earnings Before Dividends	84,735	77,617	90,131	77,930
Cash Dividend Declared
Preferred Stock	300	403	599	807
Common Stock	2,625	5,132	7,806	5,132
Total Dividends Declared	2,925	5,535	8,405	5,939
Other Adjustments	(55)	149	29	240
Retained Earnings at End of Period	$81,755	$72,231	$81,755	$72,231

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six Months Ended June 30
	2003 2002
Cash Flows Provided (Used) By:
Operating Activities	$9,400	$8,073
Net income from continuing operations
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of affiliates	(872)	(1,327)
Dividends received from affiliates	775	1,110
Equity in earnings from non-utility investments	(4,146)	(5,510)
Distribution of earnings from non-utility investments	4,947	4,952
Depreciation	7,944	8,112
VT Yankee fuel rod maintenance deferral	-	(3,767)
Amortization of capital leases	548	545
Deferred income taxes and investment tax credits	(1,453)	1,079
Net amortization of nuclear replacement energy and maintenance costs	327	2,786
Amortization of conservation and load management costs	1,108	1,108
Decrease in accounts receivable and unbilled revenues	3,426	4,062
Increase in accounts receivable - assoc. companies	(66)	-
Decrease in accounts payable	(2,486)	(3,653)
Increase (decrease) in accrued income taxes	215	(74)
Change in other working capital items	(1,370)	(2,573)
Other, net	2,694	1,686
Net cash provided by operating activities of continuing operations	20,991	16,609

Investing Activities
Construction and plant expenditures	(6,358)	(6,028)
Conservation and load management expenditures	(80)	(99)
Return of capital	47	93
Non-utility investments	-	(668)
Other investments, net	(118)	24
Net cash used for investing activities of continuing operations	(6,509)	(6,678)

Financing Activities
Proceeds from exercise of stock options	1,246	416
Proceeds from dividend reinvestment program	912	-
Retirement of long-term debt	(15,359)	(109)
Retirement of preferred stock	-	(1,000)
Common and preferred dividends paid	(5,491)	(5,948)
Reduction in capital lease obligations	(548)	(545)
Net cash used for financing activities of continuing operations	(19,240)	(7,186)

Effect of exchange rate changes on cash	(88)	-

Cash flows used by discontinued operations	(144)	(198)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,990)	2,547
Cash and Cash Equivalents at Beginning of Year	60,364	45,491
Cash and Cash Equivalents at End of Year	$55,374	$48,038
Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amounts capitalized)	$6,180	$5,797
Income taxes (net of refunds)	$7,923	$7,581

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

About Central Vermont Public Service Corporation  Central Vermont Public Service Corporation ("the Company" or "CVPS") is a Vermont-based electric utility that distributes, transmits and markets electricity and invests in renewable and independent power projects. Wholly owned subsidiaries include: Connecticut Valley Electric Company ("Connecticut Valley"), which distributes and sells electricity in parts of New Hampshire; Catamount Energy Corporation ("Catamount"), which invests primarily in wind energy projects in the United States and Western Europe; and Eversant Corporation ("Eversant"), which operates a rental water heater business through its subsidiary, SmartEnergy Water Heating Services, Inc. See Note 6, Discontinued Operations - Connecticut Valley Sale.

     On April 8, 2003, the Company filed a petition with the Vermont Public Service Board ("PSB") to transfer its shares of Vermont Yankee Nuclear Power Corporation to Custom Investment Corporation ("Custom"), a wholly owned passive investment subsidiary. The Company also intends to transfer its interests in Maine Yankee, Connecticut Yankee and Yankee Atomic to Custom and is considering the transfer of its interests in Vermont Electric Power Company.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In Management's opinion all adjustments considered necessary for a fair presentation have been included. Operating results for the second quarter and first half of 2003 are not necessarily indicative of the results that may be expected for the 12 months ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and the Company's Securities and Exchange Commission filings.

Discontinued Operations On May 23, 2003, the New Hampshire Public Utilities Commission ("NHPUC") approved the sale of Connecticut Valley's franchise and net plant assets to Public Service Company of New Hampshire ("PSNH"). Accordingly, the Company classified certain assets and liabilities of Connecticut Valley as held for sale in the Condensed Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"). In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated. For restatement purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated to reflect the sale's impact on continuing operations.

Stock-Based Compensation The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plans. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at date of grant was estimated using the binomial option-pricing model.

	(Dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
Net Income from Continuing Operations, as reported	$4,800	$3,619	$9,400	$8,073
Deduct: Total stock-based employee compensation expense *	37	30	75	59
Pro forma net income from Continuing Operations	4,763	3,589	9,325	8,014

Earnings per share from Continuing Operations:
Basic - as reported	$.38	$.28	$.74	$.62
Basic - pro forma	$.38	$.27	$.74	$.62

Diluted - as reported	$.38	$.27	$.73	$.61
Diluted - pro forma	$.37	$.27	$.73	$.61

* Fair value-based method for all awards, net of related tax effects.

Reclassifications The Company will record reclassifications to the financial statements of the prior year when considered necessary or to conform to current year presentation.

Recent Accounting Pronouncements

Asset Retirement Obligations: In August 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). It provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 on January 1, 2003 as required and did not have a cumulative effect upon adoption.

     The Company has legal retirement obligations associated with decommissioning related to its investments in nuclear plants, certain of its jointly owned generating plants and certain Catamount investments. The Company's regulated operations also collect removal costs in rates for certain utility plant assets that do not have associated legal asset retirement obligations. As of June 30, 2003, approximately $4.7 million related to non-legal removal costs is recorded in Accumulated Depreciation.

Variable Interest Entities: In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. It requires the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation must be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. The Company does not expect to consolidate any existing interests in unconsolidated entities pursuant to requirements of Interpretation 46.

Derivative Instruments and Hedging Activities:  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities. This standard amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. This statement also amends the definition of an underlying to conform to the language contained in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is assessing how this statement might impact its future results of operations, financial position and cash flows.

NOTE 2 - REGULATORY ACCOUNTING

     The Company is regulated by the PSB, NHPUC and Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting and other matters pertaining to regulated operations. The Company prepares its financial statements in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for its regulated Vermont service territory, FERC-regulated wholesale business and Connecticut Valley's New Hampshire service territory. Management periodically reviews these criteria to ensure continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the factors and conditions expected to impact future cost recovery, Management believes future recovery of regulatory assets in Vermont and New Hampshire for its retail and wholesale businesses is probable.

     Under SFAS No. 71 the Company accounts for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. Regulatory assets related to Connecticut Valley are included in assets held for sale on the Condensed Consolidated Balance Sheets. In the event that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the Company would be required to write off related regulatory assets, certain other deferred charges and regulatory liabilities as summarized in the table that follows.

	(Dollars in thousands)
	June 30	December 31
Net Regulatory Assets, Deferred Charges and Regulatory Liabilities	2003	2002
Regulatory assets
Conservation and load management (a)	$933	$1,853
Nuclear refueling outage costs	439	762
Income taxes	5,776	5,849
Maine Yankee nuclear power plant dismantling costs (b)	8,392	8,959
Connecticut Yankee nuclear power plant dismantling costs (b)	3,389	3,774
Unrecovered plant and regulatory study costs	989	1,099
Other regulatory assets	141	134
Subtotal Regulatory assets	20,059	22,430

Other deferred charges
Vermont Yankee fuel rod maintenance deferral	4,034	3,854
Vermont Yankee sale costs	8,447	8,197
Yankee Atomic incremental dismantling costs (b)	8,046	7,872
Connecticut Yankee incremental dismantling costs (b)	3,558	3,558
Hydro-Quebec Sellback #3 derivative	666	666
Subtotal Other deferred charges	24,751	24,147

Other deferred credits
Hydro-Quebec ice storm settlement (a)	-	8
Millstone Decommissioning (a)	155	-
IPP Settlement Reimbursement - Docket No. 6270 (c)	319	-
Excess over allowed rate of return cap - 2002 (d)	712	681
Other regulatory liabilities	783	592
Subtotal Other deferred credits	1,969	1,281

Net Regulatory Assets	$42,841	$45,296

  On October 4, 2002, the PSB approved the Company's proposal to reduce regulatory assets using the remaining Hydro-Quebec settlement and funds collected for Millstone Unit #3 decommissioning. The Company is recovering the decommissioning costs in rates, but its decommissioning payments currently have ended. In the third quarter of 2002, the Company reduced regulatory assets related to Conservation and Load Management by about $2 million. In January 2003, the Company began recording the Millstone Unit #3 decommissioning non-payments as a regulatory liability, with carrying charges. At June 30, 2003 the regulatory liability is about $0.2 million and will continue to increase unless rates are adjusted to exclude such collections or the Company chooses or is required to renew funding in the future. This regulatory liability, including carrying charges, will be addressed in the Company's next rate proceeding.
  Recovery of the unamortized dismantling costs for Connecticut Yankee and Maine Yankee is provided without a return on investment through 2007 and 2008, respectively. Other deferred charges related to dismantling costs for these facilities and for Yankee Atomic are not currently included for recovery in rates. In June 2003, the Company requested an Accounting Order from the PSB for treatment of these incremental costs as Other deferred charges. See Note 7, Commitments and Contingencies, for more detail.
  In the first quarter of 2003, as a result of the Independent Power Producers ("IPP") settlement, which is described in Note 7, Commitments and Contingencies, the Company was reimbursed for legal costs from non-participating parties to the IPP negotiations who derived benefits. At June 30, 2003 the regulatory liability is approximately $0.3 million. The PSB also approved the Company's request for treatment of the savings credits as a regulatory liability, including carrying charges, to be addressed in its next rate proceeding.
  In 2002, the Vermont utility earned about $0.4 million, after-tax, above its allowed rate of return on common equity of 11 percent. The Vermont utility's earnings were reduced by that amount to stay at the earnings cap. The related deferral of about $0.7 million pre-tax is included in Other deferred credits on the Condensed Consolidated Balance Sheet. The PSB approved the Company's request to treat the excess earnings as a regulatory liability to be addressed in its next rate proceeding.

NOTE 3 - INVESTMENTS IN AFFILIATES

Vermont Yankee Nuclear Power Corporation ("Vermont Yankee" or "VYNPC") Summarized financial information for VYNPC is as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
Earnings	2003	2002	2003	2002
Operating revenues	$49,014	$46,764	$96,982	$85,495
Operating income	$326	$2,956	$554	$5,654
Net income	$722	$1,462	$1,407	$2,949

Company's equity in net income (a)	$240	$471	$467	$980

(a) The Company's ownership changed from 31.3 to 33.23 percent in the third quarter of 2002.

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

     All regulatory approvals were granted on terms acceptable to the parties to the transaction. Certain intervener parties appealed the PSB approval to the Vermont Supreme Court. On July 25, 2003, the Court upheld the sale, rejecting the intervener's appeal.

     The Company has a 33.23 percent equity interest in VYNPC, which administers the purchased power contracts among the former plant owners and Entergy. The Company receives its 35 percent entitlement of Vermont Yankee output sold by Entergy to VYNPC, and one remaining secondary purchaser receives a small percentage of the Company's entitlement. Under the PPA between Entergy and VYNPC, VYNPC pays Entergy only for generation at fixed rates; VYNPC in turn bills the PPA charges from Entergy with certain residual costs of service through a FERC tariff to the Company and the other VYNPC sponsors.

     Although the sale closed on July 31, 2002, the final calculation of the distributions is not complete. Cash distributions related to the sale will be received in 2003. The Company expects either a small gain or loss related to this transaction.

     Vermont Yankee's revenues shown above include sales to the Company of $17.1 million for the second quarter and $33.8 million for the first half of 2003, compared to $16.3 and $28.9 million for the comparable periods in 2002. These amounts are reflected as purchased power and for 2002 are shown net of deferrals and amortization, in the Company's Condensed Consolidated Statements of Income. The Company no longer bears the operating costs and risks associated with running the plant or the costs and risk associated with the eventual decommissioning.

Vermont Electric Power Company, Inc. ("VELCO") Summarized financial information for VELCO is as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
Earnings	2003	2002	2003	2002
Transmission revenues	$5,635	$5,312	$11,270	$11,796
Operating income	$1,378	$1,174	$2,750	$2,337
Net income	$349	$318	$622	$513

Company's equity in net income (a)	$158	$181	$329	$264

(a) The Company's common stock ownership changed from 56.8 to 50.6 percent in the third quarter of 2002.

     VELCO's revenues shown above include transmission services to the Company (reflected as production and transmission expenses in the Company's Condensed Consolidated Statements of Income) of $2.5 million for the second quarter and $5.7 million for the first half of 2003, compared to $3.2 and $6.3 million for the comparable periods in 2002.

NOTE 4 - NON-UTILITY INVESTMENTS

     Catamount invests through its wholly owned subsidiaries in non-regulated energy generation projects in the United States and Western Europe. As of June 30, 2003, through its wholly owned subsidiaries, Catamount has interests in eight operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; Thuringen, Germany and Mecklenburg-Vorpommern, Germany.

     Catamount's earnings were $0.2 and $0.5 million for the second quarter of 2003 and 2002, respectively, and $0.1 and $0.9 million for the first half of 2003 and 2002, respectively.   Information regarding certain of Catamount's investments follows.

Fibrothetford Limited Continuing equity losses have been applied as a reduction to Catamount's note receivable balance from Fibrothetford. Catamount reserved $0.5 and $0.9 million of note receivable interest income for the second quarter and first half of 2003, and $0.4 and $0.7 million for the comparable periods in 2002.

     On December 30, 2002, Catamount entered into a Sale and Purchase Agreement with a third party for the sale of its Fibrothetford investment interests. The buyer could have terminated the Agreement if the sale was not consummated prior to March 31, 2003. In July 2003, the buyer suspended the sale. Catamount can not predict whether the sale will ultimately be consummated.

Glenns Ferry and Rupert Both Rupert and Glenns Ferry were issued an Events of Default notice by their lender in May 2002. Steam host restructurings in 2002 cured most of the events of default identified in the Events of Default notices. Rupert cured its remaining events of default in March 2003 and management anticipates that Glenns Ferry will cure its remaining events of default by the end of 2003. Management does not believe this will have a material impact on Catamount.

Sweetwater On June 30, 2003, Catamount entered into an equity commitment for up to a $10.1 million equity investment in the 37.5-MW wind farm in Nolan County, Texas known as Sweetwater I. Providing conditions to the equity commitment are satisfied, Catamount will become an equity partner in December 2003.

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

     The order ended uncertainty over Hydro-Quebec cost recovery by providing full cost recovery, made the January 1, 1999 temporary rates permanent, allowed the Vermont utility a return on common equity of 11 percent for the year ending June 30, 2002 (capped through January 1, 2004), and created new service quality standards. The rate order requires CVPS to return up to $16 million to ratepayers if there is a merger, acquisition or asset sale that requires PSB approval.

     In accordance with the PSB's approval of the Vermont Yankee sale, on April 15, 2003, the Company filed Cost of Service Studies for rate years 2003 and 2004 to determine whether a rate decrease is appropriate in either year. On July 11, 2003, the Company and DPS signed a Memorandum of Understanding ("Memorandum") regarding the Company's rates and allowed return on equity through the end of 2005, subject to a prior rate change.  The Memorandum is subject to approval by the PSB, and provides, among other things, the following:

  Rate Stability - The DPS and the Company agreed that a change in the Company's rates in 2003 and 2004 is not warranted as a result of the Vermont Yankee sale. The Company agreed not to file for a rate increase for rates effective prior to January 1, 2005, subject to the Company's need for an emergency rate increase under certain circumstances.
  Earnings Cap - The Memorandum requires the Company to reduce its current 11.00 percent allowed return on equity to 10.50 percent July 1, 2003. If the Company earns more than 10.75 percent in 2003, or 10.50 percent in either 2004 or 2005, any excess earnings shall be applied to reduce deferred debits as approved by the PSB. The Memorandum requires the Company to file a report detailing its "core return on equity" for 2003 and 2004 on March 1 of each of the following years.

  Redesign of Rates - Within 60 days of the PSB's approval of the Memorandum, the Company shall file with the PSB a fully allocated cost of service study and a proposed rate redesign.
  Alternative Regulation Plan - The Company and the DPS have agreed to work cooperatively to develop and propose an alternative regulation plan by March 31, 2004. The Memorandum does not compel a filing of a plan absent agreement by the Company.

     In July 2003, the PSB opened a Docket to review the Memorandum; a prehearing conference is scheduled for September 2003. The Company cannot predict whether the PSB will approve the Memorandum.

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

     On April 16, 2003, the NHPUC approved Connecticut Valley's request for an Interim PPCA to reduce a potential overcollection during the remainder of 2003. As a result, Connecticut Valley's rates decreased 6.3 percent beginning May 1, 2003, and revenues are expected to decrease $0.8 million for the year. These rates are expected to remain in effect until completion of the sale. See Note 6, Discontinued Operations - Connecticut Valley Sale below.

NOTE 6 - DISCONTINUED OPERATIONS - CONNECTICUT VALLEY SALE

     On December 5, 2002, the Company agreed to sell Connecticut Valley's franchise and net plant assets to Public Service Company of New Hampshire ("PSNH"). The agreement resulted from months of negotiations with the Governor's Office of Energy and Community Services, NHPUC staff, the Office of Consumer Advocate, the City of Claremont and New Hampshire Legal Assistance. The sale is intended to resolve all Connecticut Valley restructuring litigation in New Hampshire and the Company's stranded cost litigation at FERC. The sale is expected to close January 1, 2004.

     PSNH will pay to Connecticut Valley for Connecticut Valley's franchise, net plant assets and related items, the book value of the assets, which approximates $9 million at June 30, 2003, plus $21 million, plus certain other adjustments as provided in the agreement. PSNH will acquire Connecticut Valley's poles, wires, substations and other facilities, and several independent power obligations, including the Wheelabrator contract. The $21 million payment will enable Connecticut Valley and the Company to terminate their wholesale power contract.

     On January 31, 2003, Connecticut Valley, the Company, PSNH and various other parties asked the NHPUC to approve settlements and transactions related to the sale. The parties sought approval to implement restructuring in Connecticut Valley's service territory after the sale is completed, resolve litigation between the NHPUC, Connecticut Valley and the Company, and complete the sale.

     On May 23, 2003, following technical hearings on May 15, 2003, the NHPUC approved the sale without conditions. In its order the NHPUC also approved the settlement with Wheelabrator. On July 22, 2003, the Company and PSNH filed an application with FERC for approval of the sale of facilities under its jurisdiction. The Company and Connecticut Valley filed an Offer of Settlement with FERC the same day to permit termination of the wholesale power contract and related exit fee proceedings upon completion of the sale.

     In accordance with SFAS No. 144, in the second quarter of 2003, the Company classified the assets and liabilities of Connecticut Valley as held for sale in the Condensed Consolidated Balance Sheets. In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated. For restatement purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated to reflect the impact of the sale on continuing operations.

     Whether the sale results in a gain or loss is highly dependent on power market price forecasts at the time of the sale. At this time, Management cannot estimate whether the sale will result in a gain or loss.  If the sale transaction does not close, and the FERC exit fee proceeding, described below, ends unfavorably, there would be a material adverse effect on the Company's results of operations, financial condition and cash flows.

     As a wholly owned subsidiary of the Company, Connecticut Valley's results of operations may not be representative of a stand-alone company. Summarized financial information related to Connecticut Valley, including the reallocation of certain corporate common costs, reflecting Management's best estimate of impacts of the Connecticut Valley sale, are shown in the tables below.

     Summarized unaudited results of operations of the discontinued operations were as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003 2002		2003 2002

Operating revenues	$4,701	$5,111	$9,803	$9,877
Operating expenses
Purchased power	3,518	3,871	7,396	7,418
Other operating expenses	493	570	1,019	1,155
Income tax expense	280	268	579	522
Total operating expenses	4,291	4,709	8,994	9,095
Operating income	410	402	809	782

Other income (expense), net	(115)	(46)	(155)	(96)

Net Income from discontinued operations, net of taxes	$295	$356	$654	$686

     The assets and liabilities related to Connecticut Valley are reported as held for sale on the Condensed Consolidated Balance Sheets. The major classes of assets and liabilities are as follows (dollars in thousands):

	June 30 2003	December 31 2002
	(unaudited)	(unaudited)

Current Assets
Net utility plant	$9,088	$9,164
Other current assets	310	432
Total assets held for sale	$9,398	$9,596

Current Liabilities
Accounts payable	$1,828	$2,237
Short-term debt (a)	3,750	3,750
Total current liabilities held for sale	$5,578	$5,987

(a) Related to a Note Payable to the Company, which is expected to be paid off at the time of the sale. Reported as Notes Receivable on the Condensed Consolidated Balance Sheets.

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

     On April 24, 2001, a FERC Administrative Law Judge ("ALJ") issued an Initial Decision, ruling that if Connecticut Valley terminates its wholesale contract and becomes a wholesale transmission customer of the Company, Connecticut Valley must pay stranded costs to the Company. The ALJ calculated the stranded cost payment at nearly $83 million through 2016. The exit fee decreases annually if service continues, and will be recalculated if the wholesale contract ends.

     On October 29, 2002, the Company and NHPUC asked FERC to withhold its final exit fee order so the parties could continue negotiating a settlement. The Connecticut Valley sale, described in detail above, would make the FERC decision moot.

     On July 22, 2003, the Company and Connecticut Valley filed an Offer of Settlement with FERC to permit termination of the wholesale power contract and related exit fee proceedings upon completion of the sale.

     Absent the sale, if Connecticut Valley had to end its contract with the Company and no exit fee was approved, the Company would have to recognize a pre-tax loss of about $27.4 million as of December 31, 2004. That is the earliest termination could occur under the rate schedule. Additionally, the Company would have to write-off approximately $0.6 million pre-tax of regulatory assets. The sale of Connecticut Valley to PSNH, which includes the receipt of $21 million, would resolve these issues. Management believes that the January 1, 2004 closing for the sale is probable.

Wheelabrator Power Contract Connecticut Valley purchases power from several Independent Power Producers, who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In the first half of 2003, Connecticut Valley bought 18,696 mWh under long-term contracts with these facilities, 93 percent from Wheelabrator Claremont Company, L.P., ("Wheelabrator") which owns a trash-burning generating facility. Connecticut Valley had filed a complaint with FERC stating its concern that Wheelabrator has not been a qualifying facility since it began operation. On February 11, 1998, FERC denied Connecticut Valley's request for a refund of past power costs and lower future costs. Connecticut Valley's request for a rehearing was denied. Connecticut Valley appealed to the D.C. Circuit Court of Appeals. It denied the appeal, but said Connecticut Valley could seek relief from the NHPUC. On May 12, 2000, Connecticut Valley asked the NHPUC to amend the contract to permit purchase of only net output of the facility. Connecticut Valley also sought a refund, with interest, for purchases of the difference between net and gross output.

     On March 29, 2002, the NHPUC denied Connecticut Valley's petition. The NHPUC found that its original 1983 order did not authorize sales in excess of 3.6 MW and ordered Connecticut Valley to stop any additional purchases. Wheelabrator has been making sales of up to 4.5 MW of capacity and related energy since 1987.

     On April 29, 2002, Connecticut Valley, Wheelabrator, NHPUC Staff and the Office of Consumer Advocate submitted a settlement with the NHPUC, requiring Wheelabrator to make five annual payments of $150,000 and a sixth payment of $25,000, and Connecticut Valley to make six annual payments of $10,000, to be credited to customer bills. The settlement does not change the contract between Connecticut Valley and Wheelabrator.

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

     The NHPUC's May 23, 2003 approval of the sale included approval of the settlement with Wheelabrator. Through the sale, PSNH will acquire Connecticut Valley's independent power obligations, including the Wheelabrator contract.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Nuclear Decommissioning The Company is responsible for paying its 1.7303 joint-ownership percentage of Millstone Unit #3 decommissioning costs and its entitlement percentages of 2, 2 and 3.5 percent of decommissioning costs related to Maine Yankee, Connecticut Yankee and Yankee Atomic, (the "Yankee companies"), respectively.

Millstone Unit #3 The Company's contributions to the Millstone Unit #3 Trust Fund ceased in 2001, based on the lead owner's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's minimum calculation required. The Company could choose to renew funding at its discretion as long as the minimum requirement is met or exceeded.

Yankee companies The Company is one of several sponsor companies with ownership interests in the Yankee companies. These companies have permanently shut down generating activities and are currently conducting decommissioning activities. The Company is responsible for paying its entitlement shares, which are equal to its ownership percentages, of decommissioning costs for all three plants.

     Each company regularly revises its revenue requirement forecasts, which reflect the future payments required by sponsor companies to recover estimated decommissioning and all other costs. Based on revised estimates in 2002, Maine Yankee decommissioning costs increased by $40 million and Connecticut Yankee decommissioning costs increased by $150 million over prior estimates utilized at FERC. Based on a 2003 update, Yankee Atomic's decommissioning costs are now forecast at an additional $188 million. These increases are due mainly to increases in projected costs of spent fuel storage, security and liability and property insurance.

     The Company's shares of estimated revenue requirements for each plant are reflected on the Condensed Consolidated Balance Sheets as either regulatory assets or other deferred charges, depending on current recovery in existing rates, and nuclear decommissioning liabilities (current and non-current). At June 30, 2003, the Company had regulatory assets of about $8.4 and $3.4 million related to Maine Yankee and Connecticut Yankee, respectively, and other deferred charges of about $3.5 and $7.9 million related to Connecticut Yankee and Yankee Atomic, respectively. These amounts are subject to ongoing review and revisions and the Company will adjust the associated regulatory assets, other deferred charges and nuclear decommissioning liabilities accordingly.

     The decision to prematurely retire these nuclear power plants was based on economic analyses of operating costs compared to costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. The Company believes that the premature retirements would lower costs to customers, and based on the current regulatory process, its proportionate shares of Maine Yankee, Connecticut Yankee and Yankee Atomic decommissioning costs will be recovered through the regulatory process. Therefore, the ultimate resolution of the premature retirement of the three plants has not and should not have a material adverse effect on the Company's earnings or financial condition.

Maine Yankee Costs billed by Maine Yankee, including a provision for decommissioning, are expected to be paid between 2003 and 2008, and are being collected from the Company's customers through existing retail and wholesale rate tariffs.

     Maine Yankee's current billings to sponsor companies are based on their most recent rate case settlement, approved by FERC on June 1, 1999. Under the settlement, Maine Yankee agreed to file a FERC rate proceeding with an effective date for new rates of no later than January 1, 2004. The Company expects that Maine Yankee will seek recovery of the incremental cost increase described above in their next FERC rate filing.

Connecticut Yankee Costs billed by Connecticut Yankee, including a provision for decommissioning, are expected to be paid between 2003 and 2007, and are being collected from the Company's customers through existing retail and wholesale rate tariffs.

     Connecticut Yankee is currently involved in a contract dispute with Bechtel Power Corporation ("Bechtel"). The dispute is in regards to Connecticut Yankee's concern with Bechtel's performance. Bechtel had been Connecticut Yankee's decommissioning contractor. On June 13, 2003, following unsuccessful attempts to reach a mutually acceptable settlement, Connecticut Yankee notified Bechtel of its plans to terminate the contract for various contract defaults including its "refusal to provide a Project Completion Schedule and to perform the remaining decommissioning tasks." Under the contract, Bechtel had 30 days to cure its defaults before the termination became effective; it failed to do so. As a result, on July 14, 2003, Connecticut Yankee became the general contractor for the decommissioning.

     Bechtel responded to the notice of termination by filing a complaint for breach of contract, misrepresentation, and bad faith in Middlesex County Superior Court on June 23, 2003. Bechtel charges that Connecticut Yankee's mismanagement of the decommissioning effort and undisclosed problems over years of prior operations, delayed the project by three years and increased costs to Bechtel.

     Connecticut Yankee is expected to bring a lawsuit against Bechtel. This is a commercial contract dispute; Bechtel's defaults are not related to safety, security or workmanship issues. Connecticut Yankee estimates that as a result of Bechtel's poor contract performance, the project is more than 2 1/2 years behind schedule.

     Connecticut Yankee is required to file an updated cost of service with FERC by July 1, 2004. The Company expects Connecticut Yankee to request recovery from its sponsor companies of the $150 million in increased decommissioning costs. The Company also expects the same request regarding the excess project completion costs resulting from the Bechtel contract termination, pending recovery of those costs from Bechtel, and, if necessary, American Home Insurance Company. It provided a $36 million Performance Bond to Connecticut Yankee. Management cannot predict the outcome of this matter.

Yankee Atomic Billings to sponsor companies ended in July 2000 based on Yankee Atomic's determination that it had collected sufficient funds to complete the decommissioning effort. Therefore the Company is not currently collecting costs in its existing rates.

     Yankee Atomic made a filing to FERC in April 2003 for rates effective June 2003 with collections from sponsor companies from June 2003 through December 2010 related to the increased costs described above. FERC approved the resumption of billings starting June 2003 subject to refund. The Company expects its share of these costs to be approximately $1.1 million in 2003 and that these costs will be recoverable in future rates.

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

     The Company agreed to non-binding mediation regarding liability. Lengthy mediation followed with numerous parties, including the New Hampshire Department of Environmental Services. A settlement with PSNH was reached, in which certain liabilities the Company might have had were assigned to PSNH in return for a cash payment. As a result, the Company reversed $1.7 million in environmental reserves in the second quarter of 2002.

     As of June 30, 2003, a reserve of $7.4 million is recorded on the Condensed Consolidated Balance Sheet. This represents Management's best estimate of the cost to remedy issues at these sites.  There is no pending or threatened litigation regarding other sites with the potential to cause material expense. No government agency has sought funds from the Company for any other study or remediation.

Independent Power Producers   The Company receives power from several Independent Power Producers ("IPPs"). These plants use water, biomass and trash as fuel. Most of the power comes through a state-appointed purchasing agent, VEPP Inc. ("VEPPI"), which assigns power to all Vermont utilities under PSB rules. For the first half of 2003, the Company received 98,954 mWh, which accounts for 7.4 percent of the total mWh purchased and 13.5 percent of purchased power costs. Included in the 98,954 mWh were 72,841 mWh received through VEPPI, and 17,363 mWh bought by Connecticut Valley from a trash-burning plant owned by Wheelabrator Claremont Company, L.P.

     In 1999, the Company and 17 other Vermont utilities asked the PSB to make seven changes in the IPPs' contracts with the state, to reduce power costs for customers' benefit. The PSB opened an investigation. Three companies later dropped out of the case, and Green Mountain Power was forced out due to a previous no-litigation agreement with several IPP owners.

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

     After a series of hearings, in which non-petitioning utilities sought some of the settlement's benefits, a Hearing Officer issued a Proposal for Decision. It would require proportional sharing of the cost savings among all Vermont electric utilities, and reimbursement of litigation costs by the non-petitioning companies. In January 2003, the Company, other petitioning utilities, the DPS and certain non-petitioning utility parties filed an agreement, making minor changes to the proposed decision. On January 15, 2003, the PSB issued a final order approving the settlement. The PSB required that the parties make certain compliance filings, including final dispatch agreements for the Ryegate and Sheldon Springs facilities, and utility-specific plans for distributing savings to customers. By Orders dated June 9 and July 10, 2003, the PSB approved the Company's compliance filings and the Ryegate dispatch agreement. The petitioning utilities, VEPPI and Missisquoi Associates are finalizing a proposed Sheldon Springs dispatch agreement. Based on the settlement, nominal cost savings to all Vermont utilities are estimated between $8 million and $9 million between 2004 and 2014, exclusive of savings that might result from implementation of IPP contract buy downs through securitization. The Company should receive approximately 40 percent of the power savings credits made available under the settlement. Under the settlement, the power cost savings could not begin until a certificate of consent was issued by the IPPs indicating that all conditions required under the settlement were satisfied. In June 2003, the IPPs issued the required certificates, and VEPPI began passing along power cost savings to all Vermont utilities including the Company. The Company cannot predict when the final Sheldon Springs dispatch agreement will become effective although it is expected to occur before the end of 2003.

    See Note 2, Regulatory Accounting, for additional information.

NOTE 8 - RECONCILIATION OF NET INCOME AND AVERAGE SHARES OF COMMON
                 STOCK AND OTHER COMPREHENSIVE INCOME

     The following table represents a reconciliation of net income from continuing and discontinued operations to net income available for common stock and the average common shares outstanding basic to diluted (dollars in thousands):
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income from continuing operations before preferred stock	$4,800	$3,619	$9,400	$8,073
Preferred stock dividend requirements	300	403	599	807
Net income from continuing operations	4,500	3,216	8,801	7,266
Net income from discontinued operations, net of taxes	295	356	654	686
Net income available for common stock	$4,795	$3,572	$9,455	$7,952

Average shares of common stock outstanding - basic	11,864,013	11,662,096	11,820,577	11,642,217
Dilutive effect of stock options	101,087	117,446	92,874	110,484
Dilutive effective of performance plan shares	92,831	141,893	92,831	141,893
Average shares of common stock outstanding - diluted	12,057,931	11,921,435	12,006,282	11,894,594

     The changes in the components of other comprehensive income/(loss) net of income tax effects, as shown in the Condensed Consolidated Financial Statements are as follows (dollars in thousands)
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Income from continuing operations	$4,500	$3,216	$8,801	$7,266
Income from discontinued operations, net of tax	295	356	654	686
	4,795	3,572	9,455	7,952

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	434	622	251	469
Unrealized losses on securities	-	-	(62)	-

Comprehensive income	$5,229	$4,194	$9,644	$8,421

NOTE 9 - SEGMENT REPORTING

     The Company's reportable operating segments include:

Central Vermont Public Service Corporation ("CV"), which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont. Custom Investment Corporation is included with CV in the table below.

Catamount Energy Corporation ("Catamount"), which invests in non-regulated, energy generation projects in the United States and Western Europe.

All Other, which includes operating segments below the quantitative threshold for separate disclosure. These operating segments include 1) Eversant Corporation ("Eversant"), which engages in the sale or rental of electric water heaters through a subsidiary, SmartEnergy Water Heating Services, Inc., to customers in Vermont and New Hampshire. Eversant was reported separately as of December 31, 2002.  All prior period amounts have been restated to reflect this new classification; 2) C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business and 3) Catamount Resources Corporation, which was formed to hold the Company's subsidiaries that invest in non-regulated business opportunities.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues include revenues for support services, including allocations of building costs for space rental, software systems and equipment, to Catamount and Eversant. Due to the pending sale of Connecticut Valley's franchise and net plant assets as described in Note 6, Discontinued Operations - Connecticut Valley, results of operations for Connecticut Valley are reported as discontinued operations in the segment table below.

     The intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand-alone operating segment net income. Financial information by industry segment for the second quarter of 2003 and 2002 and the first six months of 2003 and 2002 is as follows (dollars in thousands):
THREE MONTHS ENDED JUNE 30
	CV VT	Catamount Energy Corporation	All Other (a)	Discontinued Operations (d)	Reclassification & Consolidating Entries	Consolidated

2003
Revenues from external customers	$73,588	$139	$485	-	$(624)	$73,588
Intersegment revenues	23	-	-	-	(23)	-
Equity income - utility affiliates (b)	436	-	-	-	-	436
Equity income - non-utility affiliates (c)	-	2,020	-	-	(2,020)	-
Net income from continuing operations	4,430	233	137	-	-	4,800
Net income from discontinued operations	-	-	-	$295	-	295
Total assets held for sale	-	-	-	9,398	-	9,398
Total assets	463,905	52,996	3,528	9,398	(10,439)	519,388
2002
Revenues from external customers	$69,720	$59	$499	-	$(558)	$69,720
Intersegment revenues	27	-	-	-	(27)	-
Equity income - utility affiliates (b)	693	-	-	-	-	693
Equity income - non-utility affiliates (c)	-	2,943	-	-	(2,943)	-
Net income from continuing operations	2,932	686	1	-	-	3,619
Net income from discontinued operations	-	-	-	$356	-	356
Total assets held for sale at December 31, 2002	-	-	-	9,596	-	9,596
Total assets at December 31, 2002	458,042	60,743	13,539	9,596	(8,990)	532,930
SIX MONTHS ENDED JUNE 30
	CV VT	Catamount Energy Corporation	All Other (a)	Discontinued Operations (d)	Reclassification & Consolidating Entries	Consolidated

2003
Revenues from external customers	$153,064	$191	$986	-	$(1,177)	$153,064
Intersegment revenues	51	-	-	-	(51)	-
Equity income - utility affiliates (b)	872	-	-	-	-	872
Equity income - non-utility affiliates (c)	-	4,146	-	-	(4,146)	-
Net income from continuing operations	9,057	96	247	-	-	9,400
Net income from discontinued operations	-	-	-	$654	-	654
Total assets held for sale	-	-	-	9,398	-	9,398
Total assets	463,905	52,996	3,528	9,398	(10,439)	519,388
2002
Revenues from external customers	$143,929	$300	$923	-	$(1,223)	$143,929
Intersegment revenues	52	-	-	-	(52)	-
Equity income - utility affiliates (b)	1,327	-	-	-	-	1,327
Equity income - non-utility affiliates (c)	-	5,510	-	-	(5,510)	-
Net income (loss) from continuing operations	7,546	911	(384)	-	-	8,073
Net income from discontinued operations	-	-	-	$686	-	686
Total assets held for sale at December 31, 2002	-	-	-	9,596	-	9,596
Total assets at December 31, 2002	458,042	60,743	13,539	9,596	(8,990)	532,930
  Includes segments below the quantitative threshold.
  See Note 3, Investments in Affiliates.
  See Note 4, Non-Utility Investments.
  See Note 6, Discontinued Operations - Connecticut Valley Sale.

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

CRITICAL ACCOUNTING POLICIES

Preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and revenues and expenses. The following is a discussion of some of our most critical accounting policies. Also see Note 1 to the Consolidated Financial Statements and Critical Accounting Policies included in our annual report filed on Form 10-K.

Regulation  The Company is regulated by the Vermont Public Service Board ("PSB"), the New Hampshire Public Utilities Commission ("NHPUC") and Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting and other matters pertaining to regulated operations. The Company prepares its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for its regulated Vermont service territory, FERC-regulated wholesale business and Connecticut Valley's New Hampshire service territory. We periodically review these criteria to ensure continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions expected to impact future cost recovery, we believe future recovery of our regulatory assets in Vermont and New Hampshire is probable.

     In the event that we determine the Company no longer meets the criteria under SFAS No. 71, the accounting impact would be an extraordinary charge to operations of about $42.8 million on a pre-tax basis as of June 30, 2003, assuming that no stranded cost recovery would be allowed through a rate mechanism.

Discontinued Operations On May 23, 2003, the NHPUC approved the sale of Connecticut Valley's franchise and net plant assets to Public Service Company of New Hampshire ("PSNH"). Accordingly, the Company classified the assets and liabilities of Connecticut Valley as held for sale in the Condensed Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"). In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated. For restatement purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated to reflect the sale's impact on continuing operations.

Pension and Postretirement Benefits We record pension and other postretirement benefit costs in accordance with SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

     The market value of pension plan assets has been affected by sharp declines in the capital markets. We anticipate increases in pension expense of $1.7 million for 2003. Pension costs and cash funding requirements are expected to increase in future years and could become even more material without a significant recovery in the capital markets. As of June 30, 2003, the market value of pension plan trust assets was $58.6 million, including $38.7 million in marketable equity securities, compared to pension plan trust assets of $55.9 million at December 31, 2002.

     We also anticipate increases in postretirement expense of $0.6 million for 2003. The increase is primarily driven by higher than expected medical claims experience.

EARNINGS OVERVIEW

     The Company reported consolidated second quarter earnings of $5.1 million, or 40 cents per diluted share of common stock, a 10-cent increase from a year ago. Second quarter 2002 earnings totaled $4 million, or 30 cents per diluted share of common stock.

     For the first six months of 2003, the Company reported earnings of $10.1 million, or 79 cents per diluted share of common stock, a 12-cent increase from a year ago. First six months of 2002 earnings totaled $8.8 million, or 67 cents per diluted share of common stock.

     The results of operations related to the Company's wholly owned subsidiary, Connecticut Valley, have been reported separately as discontinued operations. The sale of Connecticut Valley's franchise and net plant assets to PSNH is expected to close January 1, 2004. In the second quarter and first six months of 2003, discontinued operations contributed 2 and 6 cents to consolidated earnings per share (basic and diluted) compared to 3 and 6 cents for the comparable periods in 2002.

     The following tables provide a reconciliation of 2003 and 2002 diluted earnings per share.

Second quarter 2003 vs. second quarter 2002:

2002 Earnings per diluted share	$.30

Year over Year Effects on Earnings:
Lower other operating expenses (a)	$.17
Lower net power costs	.07
Higher retail sales	.02
Reversal of environmental reserve in 2002 (b)	(.09)
Lower equity in earnings	(.02)
Lower earnings at Catamount (c)	(.02)
Lower other operating revenue	(.01)
Lower earnings at Eversant (c)	(.01)
Income from discontinued operations	(.01)

2003 Earnings per diluted share	$.40

First six months 2003 vs. first six months 2002:

2002 Earnings per diluted share	$.67

Year over Year Effects on Earnings:
Higher retail sales	$.15
Lower other operating expenses (d)	.12
Earnings at Eversant vs. losses in 2002 (c)	.05
Reversal of environmental reserve in 2002 (b)	(.09)
Lower earnings Catamount (c)	(.07)
Lower equity in earnings	(.03)
Higher net power costs	(.01)

2003 Earnings per diluted share	$.79

  Lower life insurance expense due to market fluctuations, lower ISO-New England transmission congestion charges, lower storm-related restoration costs in 2003 compared to 2002, internal cost cutting, lower employee medical costs and additional reserve for bad debt in 2002, offset by higher employee-related costs such as pension.

(b) Included in Other operation, discussed below in Results of Operations.

(c) included in Other income, net, discussed below in Results of Operations.
  Mostly lower storm restoration costs in 2003 compared to 2002, internal cost cutting and lower life insurance expense, offset by increased employee pension costs.

The year-over-year variances are explained in more detail in the following Results of Operations.

RESULTS OF OPERATIONS

Operating Revenues and Megawatt-hour ("mWh") Sales Revenue from operations and related mWh sales for the three and six months ended June 30, 2003 and 2002 are summarized below:

	Three Months Ended June 30
	mWh Sales		Revenues (000's)
	2003	2002	2003	2002
Retail sales:
Residential	208,599	205,225	$28,037	$27,568
Commercial	196,087	201,571	24,167	24,390
Industrial	92,614	92,958	7,875	7,749
Other retail	1,346	1,390	400	412
Total retail sales	498,646	501,144	60,479	60,119
Resale sales:
Firm (1)	1,152	478	29	32
RS-2 power contract (2)	28,081	28,739	2,453	2,857
Other	200,929	136,653	8,719	4,665
Total resale sales	230,162	165,870	11,201	7,554
Other revenues	-	-	1,908	2,047
Total	728,808	667,014	$73,588	$69,720

	Six Months Ended June 30
	mWh Sales		Revenues (000's)
	2003	2002	2003	2002
Retail sales:
Residential	481,618	455,405	$62,951	$59,869
Commercial	410,034	410,821	49,368	49,173
Industrial	194,393	204,549	16,807	17,181
Other retail	2,695	2,726	797	806
Total retail sales	1,088,740	1,073,501	$129,923	$127,029
Resale sales:
Firm (1)	2,649	1,036	89	65
RS-2 power contract (2)	60,485	61,622	5,315	5,314
Other	306,301	257,925	14,247	8,029
Total resale sales	369,435	320,583	19,651	13,408
Other revenues	-	-	3,490	3,492
Total	1,458,175	1,394,084	$153,064	$143,929

  Firm sales are compensatory and are based on FERC filed tariffs.
  RS-2 power contract is the full requirements contract between the Company and Connecticut Valley. The Company and Connecticut Valley plan to terminate the RS-2 contract at completion of the sale. See Discontinued Operations below.

     Operating revenues increased $3.9 million for the second quarter of 2003 compared to the same period in 2002, primarily due to higher other resale sales resulting from higher rates for contract sales and wholesale market prices in New England combined with higher mWh sales. The increased volume is the result of fewer mWh available for resale in 2002, partly due to the 2002 Vermont Yankee mid-cycle outage.

     Operating revenues for the first half of 2003 increased $9.1 million compared to the same period in 2002 due to the following factors:

  $2.9 million increase in retail and firm sales revenue resulting from a 1.6 percent increase in mWh sales primarily due to colder winter months in 2003
  $6.2 million increase in other resale sales related to higher rates for contract sales and wholesale market prices in New England combined with higher mWh sales as explained above

Net Purchased Power and Production Fuel Costs Cost components of net purchased power and production fuel for the three and six months ended June 30, 2003 and 2002 are summarized in the following table (dollars in thousands):

	Three Months Ended June 30
	2003		2002
	Units	Amount	Units	Amount
Purchased power:
Capacity (MW)	346	$10,125	391	$24,231
Energy (mWh)	648,289	27,370	599,519	11,017
Total purchased power		37,495		35,248
Production fuel (mWh) Total purchased power and production fuel	117,283	844 38,339	113,934	425 35,673
Less entitlement and other resale sales (mWh)	200,929	8,719	136,653	4,665

Net purchased power and production fuel costs		$29,620		$31,008

	Six Months Ended June 30
	2003		2002
	Units	Amount	Units	Amount
Purchased power:
Capacity (MW)	387	$20,658	407	$46,114
Energy (mWh)	1,326,701	56,375	1,281,068	25,660
Total purchased power		77,033		71,774
Production fuel (mWh) Total purchased power and production fuel	219,019	2,247 79,280	212,145	995 72,769
Less entitlement and other resale sales (mWh)	306,301	14,247	257,925	8,029

Net purchased power and production fuel costs		$65,033		$64,740

     The sale of Vermont Yankee effective July 31, 2002, resulted in a significant change to the Company's purchased power cost structure when comparing the second quarter and first half of 2003 and 2002. All purchases made under the purchased power agreement ("PPA") that became effective after the sale are recorded as energy purchases. Prior to the sale, the great majority of Vermont Yankee costs were recorded as capacity purchases.

     Net purchased power and production fuel costs decreased $1.4 million for the second quarter of 2003 compared to 2002 due to the following factors:

  $4.1 million increase in other resale sales related to higher rates for contract sales and wholesale market prices in New England combined with higher sales volume resulting from fewer mWh available for resale in 2002, primarily due to the 2002 Vermont Yankee mid-cycle outage
  $2.3 million increase in purchased power costs resulting from 1) higher Vermont Yankee costs due to a PSB approved accounting order in 2002, which allowed the Company to defer costs related to a second-quarter 2002 mid-cycle outage at the plant, offset by the elimination of amortizations for nuclear outage costs; and 2) ISO-New England installed capacity credits in 2002, offset by 3) the reversal of a first quarter 2003 charge of $0.4 million resulting from an outstanding dispute related to Merrimack
  $0.4 million increase in production fuel costs due to higher output and energy rate from Wyman and McNeil

     Net purchased power and production fuel costs increased $0.3 million for the first half of 2003 compared to 2002 due to the following factors:

  $6.2 million increase in other resale sales as explained above.
  $5.2 million increase in purchased power costs primarily resulting from 1) higher scheduled Vermont Yankee costs in the initial years of the PPA and the impact of 2002 deferred costs and nuclear outage amortizations as explained above, 2) 3.6 percent increase in mWh purchases, and 3) ISO-New England installed capacity credits in 2002
  $1.3 million increase in production fuel costs due to higher output and energy rate from Wyman and McNeil

Other Operating Costs Other major elements of the Condensed Consolidated Statement of Income for the second quarter and first half of 2003 compared to the same periods in 2002 are discussed below.

Other operation The $1.3 and $3.3 million increase for the second quarter and first half of 2003, respectively, are related to higher employee-related expenses such as pension benefit costs for the first half of 2003. Also, in the second quarter of 2002, $1.7 million of certain environmental reserves were reversed. Offsetting these unfavorable variances, was a decrease in bad debt provisions booked in 2003.

Maintenance  The $0.7 and $1.3 million decrease for the second quarter and first half of 2003, respectively, are primarily due to lower storm restoration costs in 2003 compared to 2002 and lower transmission costs.

Equity in earnings of affiliates The $0.3 and $0.5 million decrease for the second quarter and first half of 2003, respectively, resulted from the July 2002 sale of Vermont Yankee.

Other income, net The $1.3 and $1.9 million increase for the second quarter and first half of 2003, respectively, are summarized in the table below (dollars in millions):

	2003 vs. 2002
	Second quarter	Year to date
Catamount	$(0.2)	$(0.8)
Eversant	0.5	(0.2)
Other	1.0	2.9
Total Variance	$1.3	$1.9

Catamount Lower earnings primarily resulted from lower equity in earnings from certain of its investments, one of which was sold in the fourth quarter of 2002, partially offset by lower interest expense from lower debt and gain on foreign currency.

Eversant Excluding the favorable impact of the 2002 IRS settlement that is included in Other interest expense described below, Eversant's earnings were $0.5 million higher in the second quarter and $0.2 million lower in the first half of 2003, respectively. These variances resulted from discontinuing efforts to pursue non-regulated business opportunities.

Other This primarily resulted from lower life insurance expense in the second quarter and first half of 2003 due to market fluctuations, lower carrying charges related to certain regulatory items and lower other costs.

Interest on long-term debt  The $0.3 and $0.6 million decrease for the second quarter and first half of 2003, respectively, are primarily related to lower principal balances due to the reduction of Catamount's outstanding revolver balance and lower utility debt.

Other interest expense The $0.5 million increase in interest expense for both the second quarter and first half of 2003 is primarily related to the 2002 reversal of an IRS interest expense accrual related to Eversant, which was previously recorded in the fourth quarter of 2001.

Income taxes Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences. Income taxes increased in the first half of 2003, due to changes in permanent differences for the periods and an increase in Catamount's valuation allowance.

Discontinued Operations Represents results of operations related to Connecticut Valley, which is classified as held for sale. See discussion of Discontinued Operations below.

Cash Dividend Declared  Preferred stock dividends decreased by $0.1 million and $0.2 million for the second quarter and first half of 2003, respectively, related to lower outstanding preferred stock balances. Common stock dividends decreased $2.5 million in the second quarter of 2003 and increased $2.7 million in the first half of 2003 due to timing of dividend declarations. The quarterly dividend per share amount and payment schedule remain unchanged.

POWER SUPPLY MATTERS

Sources of Energy We purchase approximately 90 percent of our power under several contracts of varying duration. Our purchased power portfolio includes a mix of base load and schedulable resources and wholly owned resources to help cover peak load periods.

Jointly owned units Our joint-ownership interests include 1.7303 percent in Unit #3 of the Millstone Nuclear Power Station, 20 percent in Joseph C. McNeil, a 53-MW wood-, gas- and oil-fired unit, and 1.78 percent joint-ownership in Wyman #4, a 619-MW oil-fired unit.

Wholly owned units Our wholly owned units include 20 hydroelectric generating units, two oil-fired and one diesel-peaking unit with a combined nameplate capability of 73.6 MW.

     In January 2003, the Company, the State of Vermont, the Vermont Natural Resources Council and other parties reached an agreement to allow us to relicense the four dams we own and operate on the Lamoille River. According to the agreement, we will receive a water quality certificate from the State, which is needed for FERC to relicense the facilities for 30 years. The agreement also stipulates that subject to various conditions we must begin decommissioning Peterson Dam in approximately 20 years. The agreement requires PSB approval of full rate recovery related to decommissioning the Peterson Dam including full rate recovery of replacement power costs when the dam is out of service. We cannot predict the outcome of this matter.

Long-Term Contracts We have long-term power contracts with Hydro-Quebec and Vermont Yankee for about 85 percent of our total annual energy (mWh) purchases. See Note 3, Investments in Affiliates, for information related to the July 2002 sale of Vermont Yankee. Additionally, we are required to purchase power from various Independent Power Producers ("IPPs") under long-term contracts. See Note 7, Commitments and Contingencies, for information related to the recent settlement with the IPPs.

Other Short Term We engage in short-term purchases and sales with ISO-New England and other electric utilities, primarily in New England, to minimize the net costs and risk of serving our customers. Based on our long-term power forecasts, we entered into a forward sale transaction for about 306,000 mWh for the period beginning February 1, 2003 and ending December 31, 2003.

Nuclear Decommissioning We are responsible for paying our 1.7303 joint-ownership percentage of Millstone Unit #3 decommissioning costs and our entitlement percentages of 2, 2 and 3.5 percent of decommissioning costs related to Maine Yankee, Connecticut Yankee and Yankee Atomic (the "Yankee companies"), respectively.

Millstone Unit #3 Our contributions to the Millstone Unit #3 Trust Fund ceased in 2001, based on the lead owner's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's minimum calculation required. We could choose to renew funding at our discretion as long as the minimum requirement is met or exceeded.

Yankee companies We are one of several sponsor companies with ownership interests in the Yankee companies. These companies have permanently shut down generating activities and are currently conducting decommissioning activities. We are responsible for paying our entitlement shares, which are equal to our ownership percentages, of decommissioning costs for all three plants.

     Each company regularly revises its revenue requirement forecasts, which reflect the future payments required by sponsor companies to recover estimated decommissioning and all other costs. Based on revised estimates in 2002, Maine Yankee decommissioning costs increased by $40 million and Connecticut Yankee decommissioning costs increased by $150 million over prior estimates utilized at FERC. Based on a 2003 update, Yankee Atomic decommissioning costs are now forecast at an additional $188 million. These increases are due mainly to increases in the projected costs of spent fuel storage, security and liability and property insurance.

     Our shares of estimated revenue requirements for each plant are reflected on the Condensed Consolidated Balance Sheets as either regulatory assets or other deferred charges, depending on current recovery in existing rates, and nuclear decommissioning liabilities (current and non-current). At June 30, 2003, we had regulatory assets of about $8.4 million and $3.4 million related to Maine Yankee and Connecticut Yankee, respectively, and other deferred charges of about $3.5 million and $7.9 million related to Connecticut Yankee and Yankee Atomic, respectively. These amounts are subject to ongoing review and revisions. We will adjust the associated regulatory assets, other deferred charges and nuclear decommissioning liabilities accordingly.

     The decision to prematurely retire these nuclear power plants was based on economic analyses of the costs of operating them compared to costs of closing them and incurring replacement power costs over the remaining period of the plants' operating licenses. We believe the premature retirements would lower costs to customers and based on the current regulatory process, our proportionate shares of Maine Yankee, Connecticut Yankee and Yankee Atomic decommissioning costs will be recovered through the regulatory process. Therefore, the ultimate resolution of the premature retirement of the three plants has not and should not have a material adverse effect on our earnings or financial condition.

Maine Yankee Costs billed by Maine Yankee, including a provision for decommissioning, are expected to be paid between 2003 and 2008, and are being collected from our customers through existing retail and wholesale rate tariffs.

     Maine Yankee's current billings to sponsor companies are based on their most recent rate case settlement, approved by FERC on June 1, 1999. Under the settlement, Maine Yankee agreed to file with FERC a rate proceeding with an effective date for new rates of no later than January 1, 2004. We expect that Maine Yankee will seek recovery of the incremental cost increase described above in their next FERC rate filing.

Connecticut Yankee Costs billed by Connecticut Yankee, including a provision for decommissioning, are expected to be paid between 2003 and 2007, and are being collected from our customers through existing retail and wholesale rate tariffs.

     Connecticut Yankee is currently involved in a contract dispute with Bechtel Power Corporation ("Bechtel"). The dispute is in regards to Connecticut Yankee's concern with Bechtel's performance. Bechtel had been Connecticut Yankee's decommissioning contractor. On June 13, 2003, following unsuccessful attempts to reach a mutually acceptable settlement, Connecticut Yankee notified Bechtel of its plans to terminate the contract for various contract defaults including its "refusal to provide a Project Completion Schedule and to perform the remaining decommissioning tasks." Under the contract, Bechtel had 30 days to cure its defaults before the termination became effective; it failed to do so. As a result, on July 14, 2003, Connecticut Yankee became the general contractor for the decommissioning.

     Bechtel responded to the notice of termination by filing a complaint for breach of contract, misrepresentation, and bad faith in Middlesex County Superior Court on June 23, 2003. Bechtel charges that Connecticut Yankee's mismanagement of the decommissioning effort and undisclosed problems over years of prior operations, delayed the project by three years and increased costs to Bechtel.

     Connecticut Yankee is expected to bring a lawsuit against Bechtel. This is a commercial contract dispute; Bechtel's defaults are not related to safety, security or workmanship issues. Connecticut Yankee estimates that as a result of Bechtel's poor contract performance, the project is more than 2 1/2 years behind schedule.

     Connecticut Yankee is required to file an updated cost of service with FERC by July 1, 2004. The Company expects Connecticut Yankee to request recovery from its sponsor companies of the $150 million in increased decommissioning costs. We expect the same request regarding the excess project completion costs, resulting from the Bechtel contract termination pending recovery of those costs from Bechtel, and, if necessary, American Home Insurance Company. It provided a $36 million Performance Bond to Connecticut Yankee. Management cannot predict the outcome of this matter.

Yankee Atomic Billings to sponsor companies ended in July 2000 based on Yankee Atomic's determination that it had collected sufficient funds to complete the decommissioning effort. Therefore we are not currently collecting costs in our existing rates.

     Yankee Atomic made a filing to FERC in April 2003 for rates effective June 2003 with collections from sponsor companies from June 2003 through December 2010 related to the increased costs described above. FERC approved the resumption of billing starting June 2003 subject to refund. We expect our share of these costs to be approximately $1.1 million in 2003 and that these costs will be recoverable in future rates.

LIQUIDITY AND CAPITAL RESOURCES

     We ended the first half of 2003 with cash and cash equivalents of $55.4 million, a decrease of $5 million from December 31, 2002. The decrease resulted from $20.9 million provided by operating activities, offset by $6.5 million used for investing, $19.2 million used for financing, $0.1 million used by the effect of exchange rate changes on cash and $0.1 million used by discontinuing operations. For the first half of 2002 we had cash and cash equivalents of $48 million, an increase of $2.5 million from the beginning of the year due to $16.6 million provided by operating activities, offset by $6.7 million used for investing activities, $7.2 million used for financing activities and $0.2 million used by discontinued operations.

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

Operating Activities  Net income, depreciation, deferred income taxes and investment tax credits provided cash of $15.9 million for the first half of 2003 and $17.3 million for the first half of 2002. Working capital and other operating activities provided and used about $5 million and $0.7 million of cash for the first half of 2003 and 2002, respectively.

Investing Activities Construction and plant expenditures of continuing operations used cash of approximately $6.4 and $6.0 million for the first half of 2003 and 2002, respectively, while other investing activities used $0.1 and $0.7 million.

Financing Activities The table below provides a summary of financing activity for the first half of 2003 and 2002 (dollars in millions).

	2003	2002
Dividends paid on common stock	$(5.2)	$(5.1)
Dividends paid on preferred stock	(0.3)	(0.8)
Pay down of capital lease obligation	(0.5)	(0.5)
Retirement of long-term debt	(15.4)	(0.1)
Retirement of preferred stock	0.0	(1.0)
Dividend reinvestment program	1.0	0.0
Exercise of stock options	1.2	0.4
Other	0.0	(0.1)
	$(19.2)	$(7.2)

Effect of Exchange Rate Changes on Cash  Net cash flow used by the effect of exchange rate changes on cash was $0.1 million in the first half of 2003, resulting from Catamount's foreign currency translations.

Discontinued Operations Cash used by discontinued operations was $0.1 million and $0.2 million for the first half of 2003 and 2002, respectively. See discussion of Discontinued Operations below.

Utility

     Based on outstanding debt at June 30, 2003, the aggregate amount of utility long-term debt maturities and sinking fund requirements are $10.5 million and $75 million for years 2003 and 2004.  The 8.3 percent Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund of $1.0 million annually. It is currently anticipated that all, or a majority of, the $75 million Second Mortgage Bonds, maturing at August 1, 2004, will be refinanced at maturity. Substantially all of our Vermont utility property and plant is subject to liens under the First and Second Mortgage Bonds.

     We extended an aggregate of $16.9 million of letters of credit with Citizens Bank of Massachusetts, expiring on November 30, 2004. These letters of credit support three series of Industrial Development/Pollution Control Bonds, totaling $16.3 million. These letters of credit are secured by a first mortgage lien on the same collateral supporting our first mortgage bonds.

     Our long-term debt arrangements contain financial and non-financial covenants. At June 30, 2003, we were in compliance with all of our debt covenants related to various debt agreements.

Non-Utility

     Catamount has a $25 million revolving credit/term loan facility and letters of credit, of which $6 million was outstanding at June 30, 2003. The facility expired on November 12, 2002 and on December 31, 2002 Catamount and its lender entered into the First Amendment to the facility that, among other things, extended the revolver facility for an additional two years. Under the two-year extension, Catamount can borrow against new operating projects subject to terms and conditions of the facility. Additionally, the outstanding revolver loans were converted to amortizing loans on a two-year term-out schedule.

The interest rate is variable, prime-based. Catamount's assets secure the facility.  The aggregate amount of Catamount's long-term debt maturities, including Catamount's office building mortgage are $3.7 million and $2.5 million for years 2003 and 2004, respectively. Catamount's long-term debt contains financial and non-financial covenants. At June 30, 2003, Catamount was in compliance with all covenants under the revolver.

     At June 30, 2003, Catamount had $11 million of restricted cash invested in a 30-day certificate of deposit, representing the funds collateralizing Catamount's Sweetwater I investment commitment. When the certificate of deposit matured in late July, the restricted cash was reduced to the maximum amount of Catamount's commitment of $10.1 million.

DIVERSIFICATION

     Catamount Resources Corporation was formed to hold our subsidiaries that invest in non-regulated business opportunities including Catamount and Eversant.

Catamount

     Catamount invests through its wholly owned subsidiaries in non-regulated energy generation projects in the United States and Western Europe. As of June 30, 2003, through its wholly owned subsidiaries, Catamount has interests in eight operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; Thuringen, Germany and Mecklenburg-Vorpommern, Germany.

Fibrothetford Limited Continuing equity losses have been applied as a reduction to Catamount's note receivable balance from Fibrothetford. Catamount reserved $0.5 and $0.9 million of note receivable interest income for the second quarter and first half of 2003, and $0.4 and $0.7 million for the comparable periods in 2002.

     On December 30, 2002, Catamount entered into a Sale and Purchase Agreement with a third party for the sale of its Fibrothetford investment interests. The buyer could have terminated the Agreement if the sale was not consummated prior to March 31, 2003. In July 2003, the buyer suspended the sale. Catamount can not predict whether the sale will ultimately be consummated.

Glenns Ferry and Rupert Both Rupert and Glenns Ferry were issued an Events of Default notice by their lender in May 2002. Steam host restructurings in 2002 cured most of the events of default identified in the Events of Default notices. Rupert cured its remaining events of default in March 2003 and management anticipates that Glenns Ferry will cure its remaining events of default by the end of 2003. Management does not believe this will have a material impact on Catamount.

Sweetwater On June 30, 2003, Catamount entered into an equity commitment for up to a $10.1 million equity investment in the 37.5-MW wind farm in Nolan County, Texas known as Sweetwater I. Providing conditions to the equity commitment are satisfied, Catamount will become an equity partner in December 2003.

     Catamount's earnings were $0.2 and $0.5 million for the second quarter of 2003 and 2002, respectively, and $0.1 and $0.9 million for the first half of 2003 and 2002, respectively. See Competition - Risk Factors below and Note 4, Non-Utility Investments, for more information regarding Catamount.

Eversant

     Eversant has a $1.4 million equity investment, representing a 12 percent ownership interest in The Home Service Store, Inc. ("HSS"), as of June 30, 2003.  Eversant accounts for its investment in HSS on a cost basis.

     During 2001, AgEnergy (formerly SmartEnergy Control Systems), a wholly owned subsidiary of Eversant, filed a claim in arbitration against Westfalia-Surge, the exclusive distributor that marketed and sold its SmartDrive Control product. The arbitration concerned AgEnergy's claim that Westfalia-Surge had not conducted itself in accordance with the exclusive distributorship agreement between the parties. On January 28, 2002, AgEnergy received an adverse decision related to the arbitration proceeding with Westfalia-Surge.  On November 6, 2002, Westfalia filed a Petition to Confirm the Arbitrator's Award in the United States District Court for the Western District of Wisconsin, which effectively sought to expand the Arbitrator's Award. AgEnergy sought dismissal of the Petition to the extent it sought costs in excess of those established by the Arbitrator. The petition was dismissed for lack of jurisdiction.

     SmartEnergy Water Heating Services, Inc. had earnings of $0.1 million for the second quarter and $0.2 million for first half of 2003 and earnings of the same amounts for each of the comparable periods in 2002.

     Overall, Eversant had earnings of $0.1 and $0.2 million for the second quarter of 2003 and 2002, respectively, and earnings of $0.2 million and losses of $0.4 million for first half of 2003 and 2002.

DISCONTINUED OPERATIONS - CONNECTICUT VALLEY SALE

     On December 5, 2002, we agreed to sell Connecticut Valley's franchise and net plant assets to Public Service Company of New Hampshire ("PSNH"). The agreement resulted from months of negotiations with the Governor's Office of Energy and Community Services, NHPUC staff, the Office of Consumer Advocate, the City of Claremont and New Hampshire Legal Assistance. The sale is intended to resolve all Connecticut Valley restructuring litigation in New Hampshire and our stranded cost litigation at FERC. The sale is expected to close January 1, 2004.

     PSNH will pay to Connecticut Valley for Connecticut Valley's franchise, net plant assets and related items, the book value of the assets, which approximates $9 million at June 30, 2003, plus $21 million, plus certain other adjustments as provided in the agreement. PSNH will acquire Connecticut Valley's poles, wires, substations and other facilities, and several independent power obligations, including the Wheelabrator contract. The $21 million payment will enable Connecticut Valley and the Company to terminate their wholesale power contract.

     On January 31, 2003, Connecticut Valley, the Company, PSNH and various other parties asked the NHPUC to approve settlements and transactions related to the sale. The parties are seeking approval to implement restructuring in Connecticut Valley's service territory after the sale is completed, resolve litigation between the NHPUC, Connecticut Valley and the Company, and complete the sale.

     On May 23, 2003, following technical hearings on May 15, 2003, the NHPUC approved the sale without conditions. In its order the NHPUC also approved the settlement with Wheelabrator. On July 22, 2003, the Company and PSNH filed an application with FERC for approval of the sale of facilities under its jurisdiction. The Company and Connecticut Valley filed an Offer of Settlement with FERC on the same day to permit termination of the wholesale power contract and related exit fee proceedings upon completion of the sale.

     In accordance with SFAS No. 144, in the second quarter of 2003, the Company classified the assets and liabilities of Connecticut Valley as held for sale in the Condensed Consolidated Balance Sheets. In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated. For restatement purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated to reflect the impact of the sale on continuing operations.

     Whether the sale results in a gain or loss is highly dependent on power market price forecasts at the time of the sale. At this time, Management cannot estimate whether the sale will result in a gain or loss.  If the sale transaction does not close, and the FERC exit fee proceeding, described below, ends unfavorably, there would be a material adverse effect on the Company's results of operations, financial condition and cash flows.

     As a wholly owned subsidiary of the Company, Connecticut Valley's results of operations may not be representative of a stand-alone company. Summarized financial information related to Connecticut Valley, including the reallocation of certain corporate common costs, reflecting Management's best estimate of impacts of the Connecticut Valley sale, are shown in the tables below.

     Summarized unaudited results of operations of the discontinued operations were as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003 2002		2003 2002

Operating revenues	$4,701	$5,111	$9,803	$9,877
Operating expenses
Purchased power	3,518	3,871	7,396	7,418
Other operating expenses	493	570	1,019	1,155
Income tax expense	280	268	579	522
Total operating expenses	4,291	4,709	8,994	9,095
Operating income	410	402	809	782

Other income (expense), net	(115)	(46)	(155)	(96)

Net Income from discontinued operations, net of taxes	$295	$356	$654	$686

     The assets and liabilities related to Connecticut Valley are reported as held for sale on the Condensed Consolidated Balance Sheets. The major classes of assets and liabilities are as follows (dollars in thousands):

	June 30 2003	December 31 2002
	(unaudited)	(unaudited)

Current Assets
Net utility plant	$9,088	$9,164
Other current assets	310	432
Total assets held for sale	$9,398	$9,596

Current Liabilities
Accounts payable	$1,828	$2,237
Short-term debt (a)	3,750	3,750
Total current liabilities held for sale	$5,578	$5,987

(a) Related to a Note Payable to the Company, which is expected to be paid off at the time of the sale. Reported as Notes Receivable on the Condensed Consolidated Balance Sheets.

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

     On April 24, 2001, a FERC Administrative Law Judge ("ALJ") issued an Initial Decision, ruling that if Connecticut Valley terminates its wholesale contract and becomes a wholesale transmission customer of the Company, Connecticut Valley must pay stranded costs to the Company. The ALJ calculated the stranded cost payment at nearly $83 million through 2016. The exit fee decreases annually if service continues, and will be recalculated if the wholesale contract ends.

     On October 29, 2002, the Company and NHPUC asked FERC to withhold its final exit fee order so the parties could continue negotiating a settlement. The Connecticut Valley sale, described in detail above, would make the FERC decision moot.

     On July 22, 2003, the Company and Connecticut Valley filed an Offer of Settlement with FERC to permit termination of the wholesale power contract and related exit fee proceedings upon completion of the sale.

     Absent the sale, if Connecticut Valley had to end its contract with the Company and no exit fee was approved, the Company would have to recognize a pre-tax loss of about $27.4 million as of December 31, 2004. That is the earliest termination could occur under the rate schedule. Additionally, the Company would have to write-off approximately $0.6 million pre-tax of regulatory assets. The sale of Connecticut Valley to PSNH, which includes the receipt of $21 million, would resolve these issues. Management believes that the January 1, 2004 closing for the sale is probable.

Wheelabrator Power Contract Connecticut Valley purchases power from several Independent Power Producers, who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In the first half of 2003, Connecticut Valley bought 18,696 mWh under long-term contracts with these facilities, 93 percent from Wheelabrator Claremont Company, L.P., ("Wheelabrator") which owns a trash-burning generating facility. Connecticut Valley had filed a complaint with FERC stating its concern that Wheelabrator has not been a qualifying facility since the facility began operation. On February 11, 1998, FERC denied Connecticut Valley's request for a refund of past power costs and lower future costs. Connecticut Valley's request for a rehearing was denied. Connecticut Valley appealed to the D.C. Circuit Court of Appeals. It denied the appeal, but said Connecticut Valley could seek relief from the NHPUC. On May 12, 2000, Connecticut Valley asked the NHPUC to amend the contract to permit purchase of only net output of the facility. Connecticut Valley also sought a refund, with interest, for purchases of the difference between net and gross output.

     On March 29, 2002, the NHPUC denied Connecticut Valley's petition. The NHPUC found that its original 1983 order did not authorize sales in excess of 3.6 MW and ordered Connecticut Valley to stop any additional purchases. Wheelabrator has been making sales of up to 4.5 MW of capacity and related energy since 1987.

     On April 29, 2002, Connecticut Valley, Wheelabrator, NHPUC Staff and the Office of Consumer Advocate submitted a settlement with the NHPUC, requiring Wheelabrator to make five annual payments of $150,000 and a sixth payment of $25,000, and Connecticut Valley to make six annual payments of $10,000, to be credited to customer bills. The settlement does not change the contract between Connecticut Valley and Wheelabrator.

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

     The NHPUC's May 23, 2003 approval of the sale included approval of the settlement with Wheelabrator. Through the sale, PSNH will acquire Connecticut Valley's independent power obligations, including the Wheelabrator contract.

RATES AND REGULATION

     We recognize that adequate and timely rate relief is required to maintain our financial strength, particularly since Vermont law does not allow power and fuel costs to be passed to consumers through fuel adjustment clauses. We will continue to review costs and request rate increases when warranted. In May 2002, we announced planned cost-cutting efforts and a goal to refrain from filing for a rate increase before 2006 absent unforeseen developments.

Vermont Retail Rates

     Our current rates became effective with bills rendered July 1, 2001. These rates are based on our June 26, 2001 approved rate case settlement. In accordance with the PSB's Order approving the sale of the Vermont Yankee assets, on April 15, 2003, we filed Cost of Service Studies for rate years 2003 and 2004 to determine whether a rate decrease is appropriate in either year. On July 11, 2003, we reached an agreement with the DPS to freeze our rates through 2004 and cap our allowed return on equity through 2005, subject to a prior rate change. See Note 5, Retail Rates, for more detail.

New Hampshire Retail Rates

     Connecticut Valley's retail rate tariffs, approved by the NHPUC contain a Fuel Adjustment Clause ("FAC"), and a Purchased Power Cost Adjustment ("PPCA"). Under these clauses, Connecticut Valley recovers its estimated annual costs for purchased energy and capacity, which are reconciled when actual data is available. See Note 5, Retail Rates, for more detail.

ELECTRIC INDUSTRY RESTRUCTURING

     The electric utility industry is undergoing a transition. Many states, including New Hampshire, have tried to create greater competition, customer choice and market influence while retaining the benefits of the regulatory system. The pace of transition slowed in 2001, due primarily to deregulation problems in California and the collapse of the wholesale market. At this time, there is no ongoing effort to introduce retail choice in Vermont.

Regional Transmission Organizations  Pursuant to FERC Order No. 888 (issued April 1996) we operate our transmission system under an open-access tariff.

     In 1999, FERC began work to amend regulations and facilitate formation of regional transmission organizations ("RTO"). Late that year, FERC issued Order No. 2000 for that purpose. Since then, we have participated in numerous related proceedings. On November 22, 2002, NEPOOL notified FERC that it was withdrawing a proposal made with New York to form the Northeast RTO. NEPOOL has since suggested creation of an RTO for New England, and is expected to file for that purpose sometime in 2003. We, along with other transmission-owning entities in New England, including VELCO, are in talks to create an Open Access Transmission Tariff and Transmission Owners Agreement that will govern the provision of transmission services in conjunction with the formation of an RTO for New England, in compliance with Order No. 2000. FERC issued a Standard Market Design Notice of Proposed Rulemaking ("SMD NOPR") in July 2002 to establish nation-wide rules for power markets and RTOs. After 10 months of outreach and input from stakeholders, FERC issued a White Paper on April 28, 2003 to clarify its positions. The New England RTO filing will most likely reflect some of the changes in the FERC position. The rulemaking is designed to separate governance and operation of the transmission system from generation companies and other market participants and to facilitate power markets with common rules. We cannot predict the outcome of this matter or its impact.

Standard Market Design ("SMD") ISO-New England implemented SMD on March 1, 2003. The following is a discussion of some of the changes resulting from SMD:

  Energy pricing is based in part on transmission congestion and losses experienced in each zone within the region. Previously, the costs of congestion and losses were spread across New England energy providers on a pro rata basis. Based on trials beginning in late 2002 and initial experience since March 1, congestion appears to be worst in eastern Massachusetts and southwestern Connecticut, while losses may be high in Vermont. Initially, the State of Vermont comprises a single load zone.
  A location-specific market, based on where Generators connect to the New England system, allowing participants to settle transactions involving load and generation one day in advance of the real-time spot market.
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
  The rules that require load-serving entities to hold rights to generating capacity based on peak demands in the region have changed. The responsibility is now based on each entity's share of the New England peak load during the previous calendar year. In general, the region tends to experience its annual peak in summer months, while our peak tends to occur in December or January. The capacity credit received for generation has also changed to better reflect the performance of certain generators.

     The vast majority of our generating resources are located in Vermont or delivered at locations such that congestion is not expected to be significant relative to what had been our share of regional congestion. Because of their magnitude, congestion and loss costs are the two types of power-related costs with the greatest potential to change the cost of service compared to the pre-SMD environment.

     In general, we own or hold entitlements to generation that can be self-scheduled in the day-ahead market. We are using that market to clear the majority of our load and generation, including generation resources that we self-schedule, with any remaining resources and residual load settling in the real-time market. The overall price level and volatility of these new markets are still not known given that SMD became operational on March 1, 2003. We will continue to use risk-mitigation strategies and our largely firm-priced sources to limit risks.

     ISO-New England is also working with the region's stakeholders to propose to FERC a new cost allocation rule to determine who will pay for upgrades to the regional transmission network. VELCO is planning several upgrades. Our share of the costs of any new investments will be affected by FERC cost-allocation rulings.

RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 1, Summary of Significant Accounting Policies included in the notes to condensed consolidated financial statements and Recent Accounting Pronouncements included in our annual report on Form 10-K for the year ended December 31, 2002 for additional information.

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

Interest Rate Risk As of June 30, 2003, we have $16.3 million of Industrial Development/Pollution Control bonds outstanding, of which $10.8 million have an interest rate that floats monthly with the short-term credit markets and $5.5 million that floats every five years with the comparable credit markets. All other utility debt has a fixed rate. There are no interest lock or swap agreements in place. We have $37.1 million of consolidated temporary cash investments as of June 30, 2003, including $3.4 million of non-utility temporary cash investments. Interest rate changes could also impact calculations related to estimated pension and other benefit liabilities, affecting pension and other benefit expenses and potentially requiring contributions to the trusts.

Equity Market Risk As of June 30, 2003, our pension trust held marketable equity securities in the amount of $38.7 million and our share of the Millstone Unit #3 decommissioning trust held marketable equity securities of $2.5 million. We also maintain a variety of insurance policies in a Rabbi Trust with a current value of $4.7 million to support various supplemental retirement and deferred compensation plans. The current values of certain of these policies are affected by changes in the equity market.

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

Interest Rate Risk Catamount has a variable rate revolving credit/term loan facility with an outstanding balance of $6 million at June 30, 2003. The outstanding balance is scheduled to term out towards the end of 2004 thereby reducing Catamount's exposure to interest rate risk. Catamount also maintains cash and temporary cash investment accounts to meet its liquidity needs. At June 30, 2003, Catamount's cash and temporary cash investments, excluding restricted cash amounted to $7.9 million.

     Also see Competition - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2002 for additional information related to utility and non-utility risk factors.

Item 4.    CONTROLS AND PROCEDURES

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

Item 2.	Changes in Securities.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	List of Exhibits
4.62

Forty-Third Supplemental Indenture dated as of April 1, 2003 and resolutions allowing the use of extensions and purchased property to satisfy Renewal Fund requirements and approving the succession of the Trustee and matters connected therewith adopted February 24, 2003.

		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Item 5. Item 9. Item 5. Items 7. & 12.

Dated May 27, 2003 re: New Hampshire Public Utilities Order No. 24,176, dated May 23, 2003, Approving the Application for Approval of Settlements and Related Transactions Related to the Implementation of Restructuring in the Area Served by Connecticut Valley Electric Company Inc.

No other Current Reports on Form 8-K were filed during the second quarter of 2003; however

Dated July 1, 2003 re: Presentation for retail brokers and investment advisors operating in the Rutland, Vermont region. The presentation was delivered by the Company's Chief Executive Officer and Chief Financial Officer.

Dated July 11, 2003 re: The Company and the Vermont Department of Public Service reached agreement on a Memorandum of Understanding regarding the Company's rates and allowed return on equity through the end of year 2004 in connections with a cost of service filing made by the Company.

                            Page 33 of 36

On July 29, 2003, the Company filed a Current Report on Form 8-K dated July 29, 2003 under Items 7 and 12 a press release reporting the results of the Company's operations for the second quarter ending June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)

By	/s/ Jean H. Gibson
Jean H. Gibson Senior Vice President, Principal Financial Officer, and Treasurer

Dated August 11, 2003

EXHIBIT INDEX
Exhibit Number	Exhibit Description
4.62

Forty-Third Supplemental Indenture dated as of April 1, 2003 and resolutions allowing the use of extensions and purchased property to satisfy Renewal Fund requirements and approving the succession of the Trustee and matters connected therewith adopted February 24, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.