Form 10-Q
period 2003-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2003-11-10
CIK 18808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2003 there were outstanding 11,943,822 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q - 2003

Table of Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2003 2002		2003 2002

Operating Revenues	$73,839	$73,428	$226,903	$217,358

Operating Expenses
Operation
Purchased power	37,097	32,104	114,129	103,878
Production and transmission	6,100	6,688	19,734	19,656
Other operation	9,926	11,058	32,613	30,247
Maintenance	4,540	4,007	11,278	12,074
Depreciation	3,983	3,952	11,927	12,065
Other taxes, principally property taxes	3,324	3,126	9,958	9,468
Taxes on income	3,341	3,716	8,718	9,015
Total operating expenses	68,311	64,651	208,357	196,403

Operating Income	5,528	8,777	18,546	20,955
Other Income and Deductions
Equity in earnings of affiliates	438	2,229	1,310	3,555
Allowance for equity funds during construction	19	(13)	50	40
Other income, net	(909)	(2,582)	1,555	(2,028)
Benefit for income taxes	2,336	428	1,339	461
Total other income and deductions, net	1,884	62	4,254	2,028

Total Operating and Other Income	7,412	8,839	22,800	22,983
Interest Expense
Interest on long-term debt	2,802	3,164	8,476	9,412
Other interest	73	161	401	10
Allowance for borrowed funds during construction	(8)	7	(22)	(19)
Total interest expense, net	2,867	3,332	8,855	9,403

Income from continuing operations	4,545	5,507	13,945	13,580
Income from discontinued operations, net of taxes (Note 6)	380	348	1,034	1,035
Net Income	4,925	5,855	14,979	14,615
Preferred stock dividends	300	380	899	1,187
Earnings available for common stock	$4,625	$5,475	$14,080	$13,428

Per Common Share Data:
Basic:
Earnings from continuing operations	$.36	$.44	$1.10	$1.06
Earnings from discontinued operations	.03	.03	.09	.09
Earnings per share	$.39	$.47	$1.19	$1.15

Average shares of common stock	11,927,894	11,697,336	11,856,742	11,660,792

Diluted:
Earnings from continuing operations	$.35	$.43	$1.08	$1.04
Earnings from discontinued operations	.03	.03	.09	.09
Earnings per share	$.38	$.46	$1.17	$1.13

Average shares of common stock	12,200,633	11,938,694	12,083,766	11,909,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30	December 31
	2003 2002
	(unaudited)
Assets
Utility Plant, at original cost	$491,335	$487,184
Less accumulated depreciation	211,011	201,908
	280,324	285,276
Construction work-in-progress	11,661	9,049
Nuclear fuel, net	779	1,130
Net utility plant	292,764	295,455

Investments and Other Assets
Investments in affiliates	23,626	23,716
Non-utility investments	29,485	35,087
Non-utility property, less accumulated depreciation	2,247	2,224
Total investments and other assets	55,358	61,027

Current Assets
Cash and cash equivalents	53,291	60,364
Restricted cash	10,099	-
Notes Receivable	3,750	3,750
Accounts receivable, less allowance for uncollectible accounts ($1,114 in 2003 and $1,248 in 2002)	24,148	23,945
Unbilled revenues	12,368	15,985
Materials and supplies, at average cost	3,379	3,341
Prepayments	2,243	2,375
Other current assets	5,660	4,619
Assets held for sale	9,363	9,596
Total current assets	124,301	123,975
Regulatory Assets	19,078	22,430
Other Deferred Charges	30,646	30,043
Total Assets	$522,147	$532,930

Capitalization and Liabilities
Capitalization
Common stock, $6 par value, authorized 19,000,000 shares;
11,939,707 shares; issued & outstanding	71,638	70,845
Other paid-in capital	49,816	48,434
Accumulated other comprehensive income	192	150
Deferred compensation plans - employee stock ownership plans	(1,153)	(1,041)
Treasury stock (0 and 64,854 shares, respectively, at cost)	-	(857)
Retained Earnings	86,372	80,077
Total Common stock equity	206,865	197,608
Preferred and preference stock	8,054	8,054
Preferred stock with sinking fund requirements	9,000	10,000
Long-term debt	129,250	137,908
Capital lease obligations	10,967	11,762
Total capitalization	364,136	365,332
Current Liabilities
Current portion of preferred stock	1,000	-
Current portion of long-term debt	14,170	20,879
Accounts payable	4,125	5,572
Accounts payable - affiliates	11,593	11,665
Accrued income taxes	2,126	951
Dividends declared	300	-
Nuclear decommissioning costs	4,093	3,263
Other current liabilities	20,295	20,319
Liabilities of assets held for sale	5,825	5,987
Total current liabilities	63,527	68,636
Deferred Credits
Deferred income taxes	36,810	41,766
Deferred investment tax credits	4,977	5,267
Nuclear decommissioning costs	18,168	20,899
Other deferred credits	34,529	31,030
Total deferred credits	94,484	98,962
Commitments and Contingencies
Total Capitalization and Liabilities	$522,147	$532,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Dollars in thousands, except per share amounts)
(unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2003 2002		2003 2002
Retained Earnings at Beginning of Period	$81,755	$72,231	$80,077	$69,170
Net Income from continuing operations	4,545	5,507	13,945	13,580
Net Income from discontinued operations	380	348	1,034	1,035
Retained Earnings Before Dividends	86,680	78,086	95,056	83,785

Cash Dividend Declared
Preferred Stock	300	380	899	1,187
Common Stock	-	-	7,814	5,132
Total Dividends Declared	300	380	8,713	6,319
Other Adjustments	(8)	102	29	342
Retained Earnings at End of Period	$86,372	$77,808	$86,372	$77,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine Months Ended September 30
	2003 2002
Cash Flows Provided (Used) By:
Operating Activities
Net income from continuing operations	$13,945	$13,580
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of affiliates	(1,310)	(3,555)
Dividends received from affiliates	1,041	1,387
Equity in earnings from non-utility investments	(4,579)	(8,233)
Distribution of earnings from non-utility investments	10,211	6,347
Investment write-down	-	2,740
Depreciation	11,927	12,065
VT Yankee fuel rod maintenance deferral	-	(3,767)
VT Yankee post sale costs deferral	-	(5,468)
Amortization of capital leases	823	817
Deferred income taxes and investment tax credits	(2,548)	1,851
Reversal of deferred income tax valuation allowance	(2,293)	-
Net amortization of nuclear replacement energy and maintenance costs	491	3,653
Amortization of conservation and load management costs	1,438	1,662
Decrease in accounts receivable and unbilled revenues	3,836	3,076
Decrease in accounts payable	(1,616)	(1,113)
Increase (decrease) in accrued income taxes	1,175	(154)
Change in other working capital items	(806)	2,095
Other, net	4,789	1,679
Net cash provided by operating activities of continuing operations	36,524	28,662

Investing Activities
Construction and plant expenditures	(10,507)	(9,026)
Conservation and load management expenditures	(102)	(150)
Return of capital	70	200
Utility Investments	(177)	-
Restricted cash for non-utility investment	(10,099)	-
Non-utility investments	-	(449)
Other investments, net	(228)	(358)
Net cash used for investing activities of continuing operations	(21,043)	(9,783)

Financing Activities
Proceeds from exercise of stock options	1,434	416
Proceeds from dividend reinvestment program	1,373	875
Retirement of long-term debt	(15,367)	(1,198)
Retirement of preferred stock	-	(4,000)
Common and preferred dividends paid	(8,413)	(9,303)
Reduction in capital lease obligations	(823)	(817)
Net cash used for financing activities of continuing operations	(21,796)	(14,027)

Effect of exchange rate changes on cash	(516)	-

Cash flows used by discontinued operations	(242)	(341)

Net Increase (decrease) in Cash and Cash Equivalents	(7,073)	4,511

Cash and Cash Equivalents at Beginning of Period	60,364	45,491
Cash and Cash Equivalents at End of Period	$53,291	$50,002
Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amounts capitalized)	$9,679	$9,357
Income taxes (net of refunds)	$11,935	$7,752

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

     On October 10, 2003, the Vermont Public Service Board ("PSB") approved the Company's April 8, 2003 petition for approval to transfer its shares of Vermont Yankee Nuclear Power Corporation ("VYNPC") to Custom Investment Corporation ("Custom"), a wholly owned passive investment subsidiary. The transfer was completed that day. The Company also intends to transfer its interests in Maine Yankee, Connecticut Yankee and Yankee Atomic to Custom and is considering the transfer of its interests in Vermont Electric Power Company.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In Management's opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the 12 months ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002 and the Company's Securities and Exchange Commission filings.

Discontinued Operations On May 23, 2003, the New Hampshire Public Utilities Commission ("NHPUC") approved the sale of Connecticut Valley's franchise and net plant assets to Public Service Company of New Hampshire ("PSNH"). Accordingly, the Company classified certain assets and liabilities of Connecticut Valley as held for sale in the Condensed Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"). In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated. For restatement purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated to reflect the sale's impact on continuing operations. Previously, Connecticut Valley was reported as a separate segment.

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
	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
Net Income from Continuing Operations, as reported	$4,545	$5,507	$13,945	$13,580
Deduct: Total stock-based employee compensation expense *	37	29	124	105
Pro forma net income from Continuing Operations	$4,508	$5,478	$13,821	$13,475

Earnings per share from Continuing Operations:
Basic - as reported	$.36	$.44	$1.10	$1.06
Basic - pro forma	$.35	$.44	$1.09	$1.05

Diluted - as reported	$.35	$.43	$1.08	$1.04
Diluted - pro forma	$.34	$.43	$1.07	$1.03

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

     The Company has legal retirement obligations associated with decommissioning related to its investments in nuclear plants, certain of its jointly owned generating plants and certain Catamount investments. The Company's regulated operations also collect removal costs in rates for certain utility plant assets that do not have associated legal asset retirement obligations. As of September 30, 2003, about $5 million related to non-legal removal costs is recorded in Accumulated Depreciation.

Variable Interest Entities: In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). It requires the primary beneficiary of a variable interest entity to consolidate that entity. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. The Company does not expect to consolidate any existing interests in unconsolidated entities pursuant to requirements of FIN 46.

Derivative Instruments and Hedging Activities:  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on its future results of operations, financial position and cash flows.

Financial Instruments:  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity. This statement is effective for reporting periods after July 1, 2003 and establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Adoption of this statement did not impact the Company's financial position or results of operations.

NOTE 2 - REGULATORY ACCOUNTING

     The Company is regulated by the PSB, NHPUC, Connecticut Department of Public Utility and Control, and Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations. The Company prepares its financial statements in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for its regulated Vermont service territory, FERC-regulated wholesale business and Connecticut Valley's New Hampshire service territory. Management periodically reviews these criteria to ensure continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the factors and conditions expected to impact future cost recovery, Management believes future recovery of regulatory assets in Vermont and New Hampshire for its retail and wholesale businesses is probable.

     Under SFAS No. 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment. As such, regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. Regulatory assets related to Connecticut Valley are included in assets held for sale on the Condensed Consolidated Balance Sheets. In the event that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the Company would be required to write off related regulatory assets, certain other deferred charges and regulatory liabilities as summarized in the table that follows.

	(Dollars in thousands)
	September 30	December 31
Net Regulatory Assets, Deferred Charges and Regulatory Liabilities	2003	2002
Regulatory assets
Conservation and load management (a)	$681	$1,853
Nuclear refueling outage costs	271	762
Income taxes	5,739	5,849
Maine Yankee nuclear power plant dismantling costs (b)	8,123	8,959
Connecticut Yankee nuclear power plant dismantling costs (b)	3,184	3,774
Unrecovered plant and regulatory study costs	931	1,099
Other regulatory assets	149	134
Subtotal Regulatory assets	19,078	22,430

Other deferred charges *
Vermont Yankee fuel rod maintenance deferral	4,129	3,854
Vermont Yankee sale costs	8,582	8,197
Yankee Atomic incremental dismantling costs (b)	8,046	7,872
Connecticut Yankee incremental dismantling costs (b)	3,558	3,558
Hydro-Quebec Sellback #3 derivative	666	666
Subtotal Other deferred charges	24,981	24,147

Other deferred credits **
Hydro-Quebec ice storm settlement	-	8
Millstone Decommissioning (c)	228	-
IPP Settlement Reimbursement (d)	319	-
Excess over allowed rate of return cap - 2002 (e)	729	681
Vermont Yankee NEIL Insurance refund (f)	491	-
Other regulatory liabilities	894	592
Subtotal Other deferred credits	2,661	1,281

Net Regulatory assets, deferred charges and other deferred credits	$41,398	$45,296

* Other deferred charges are included in Other Deferred Charges in the Condensed Consolidated Balance Sheets.

** Other deferred credits are included in Other Deferred Credits in the Condensed Consolidated Balance Sheets.

  On October 4, 2002, the PSB approved the Company's proposal to reduce regulatory assets using the remaining Hydro-Quebec settlement and funds collected for Millstone Unit #3 decommissioning. As a result, in the third quarter of 2002, the Company reduced regulatory assets related to Conservation and Load Management ("C&LM") by about $2 million. The Company completed amortizing certain C&LM costs in August 2003 and the $0.7 million balance at September 30, 2003 is related to the deferral of costs associated with implementing programs promoting system-wide energy efficiencies and estimated lost revenues resulting from those programs.
  Estimated dismantling costs for Connecticut Yankee and Maine Yankee are being collected from the Company's customers through its existing retail rate tariffs and as such are recorded as Regulatory Assets. Estimated incremental dismantling costs for these facilities and for Yankee Atomic are not currently included for recovery in rates. On October 29, 2003, the PSB approved the Company's request for an Accounting Order for treatment of these incremental costs as Other deferred charges, to be addressed in its next rate proceeding. Also see Note 8, Commitments and Contingencies, for additional information regarding nuclear decommissioning.
  The October 4, 2002 PSB approval described in (a) above included treatment of funds collected for Millstone Unit #3 decommissioning as a regulatory liability beginning January 1, 2003. The Company is recovering the decommissioning costs in rates, but its decommissioning payments currently have ended. The regulatory liability will continue to increase unless rates are adjusted to exclude such collections or the Company chooses or is required to renew funding in the future. This regulatory liability, including carrying costs, will be addressed in the Company's next rate proceeding.
  In the first quarter of 2003, as a result of the Independent Power Producers ("IPP") settlement, which is described in Note 8, Commitments and Contingencies, the Company received a reimbursement of approximately $0.3 million for legal costs from non-participating parties to the IPP negotiations who derived benefits. The PSB also approved the Company's request for treatment of savings credits resulting from the settlement as a regulatory liability, including carrying costs, to be addressed in its next rate proceeding. At September 30, 2003, the savings credits, including carrying costs, and previous IPP savings credits, are approximately $0.3 million and are included in Other regulatory liabilities in the table above.

  In 2002, the Vermont utility earned about $0.4 million, after-tax, above its allowed rate of return on common equity of 11 percent. The Vermont utility's earnings were reduced by that amount so as not to exceed the mandated earnings cap. The related deferral of approximately $0.7 million pre-tax is recorded as a regulatory liability based on PSB approval. This regulatory liability, including carrying costs, will be addressed in the Company's next rate proceeding.
  Pursuant to PSB approval of the Vermont Yankee sale, distributions from Nuclear Electric Insurance Limited ("NEIL") received by Vermont Yankee and passed to the sponsor companies must benefit ratepayers through programs to promote the use of renewable resources. The $0.5 million represents the Company's share of Vermont Yankee's NEIL refund received in March 2003. The Company is developing a plan for use of these funds, which will require PSB approval.

NOTE 3 - INVESTMENTS IN AFFILIATES

Vermont Yankee Nuclear Power Corporation ("Vermont Yankee" or "VYNPC") Summarized financial information for VYNPC is as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
Earnings	2003	2002	2003	2002
Operating revenues	$45,342	$48,534	$142,324	$134,030
Operating income	$305	$2,052	$859	$7,706
Net income	$762	$5,911	$2,169	$8,860

Company's equity in net income (a)	$253	$1,964	$721	$2,944

(a) The Company's ownership changed from 31.3 to 33.23 percent in the third quarter of 2002.

     On September 26, 2003, the VYNPC Board of Directors approved repurchase of the VYNPC common stock held by certain non-Vermont sponsors, subject to approval of final agreements and any regulatory approvals. The non-Vermont sponsors remain obligated under all agreements with VYNPC, including their power purchase obligations under the VYNPC power contract with Entergy. On November 7, 2003, VYNPC completed the repurchase of shares held by certain non-Vermont sponsors. As a result, the Company's ownership interest in VYNPC increased from 33.23 percent to 58.85 percent.

     On October 10, 2003, the Company transferred its VYNPC stock to Custom Investment Corporation ("Custom"), its wholly owned passive investment subsidiary. The transfer of VYNPC ownership interests to Custom does not affect the Company's rights and obligations related to VYNPC.

     On October 27, 2003, the Company received $14.3 million representing its share of cash distributions related to the sale. The sale results in a small gain.

     Vermont Yankee completed the sale of its nuclear plant assets to Entergy Nuclear Vermont Yankee, LLC ("Entergy") on July 31, 2002, and at that time, Entergy assumed the decommissioning liability for the plant and its decommissioning trust fund. The agreement includes a purchased power contract ("PPA") with prices generally ranging from 3.9 cents to 4.5 cents per kilowatt-hour through 2012. Starting in November 2005, the PPA will include a mechanism that lowers the power costs if market prices drop significantly. If market prices rise, the contract prices do not change.

     All regulatory approvals were granted on terms acceptable to the parties to the transaction. Certain intervener parties appealed the PSB approval to the Vermont Supreme Court. On July 25, 2003, the Court upheld the sale, rejecting the interveners' appeal.

     VYNPC administers the purchased power contracts among the former plant owners and Entergy. The Company receives its 35 percent entitlement of Vermont Yankee output sold by Entergy to VYNPC, and one remaining secondary purchaser receives a small percentage of the Company's entitlement. Under the PPA between Entergy and VYNPC, VYNPC pays Entergy only for generation at fixed rates; VYNPC in turn bills the PPA charges from Entergy with certain residual costs of service through a FERC tariff to the Company and the other VYNPC sponsors.

     Vermont Yankee's revenues shown above include sales to the Company of $16.3 million for the third quarter and $50 million for the first nine months of 2003, compared to $16.9 and $45.7 million for the comparable periods in 2002. These amounts are reflected as purchased power and for 2002 are shown net of deferrals and amortization, in the Company's Condensed Consolidated Statements of Income. The Company no longer bears the operating costs and risk associated with running the plant or the costs and risk associated with decommissioning the plant.

Vermont Electric Power Company, Inc. ("VELCO") Summarized financial information for VELCO is as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
Earnings	2003	2002	2003	2002
Transmission revenues	$5,890	$5,012	$17,160	$16,808
Operating income	$1,379	$1,397	$4,129	$3,734
Net income	$289	$261	$911	$774

Company's equity in net income (a)	$153	$133	$482	$396

(a) The Company's common stock ownership (voting and non-voting) changed from 56.8 to 50.6 percent in the third quarter of 2002, and from 50.6 percent to 50.5 percent in the third quarter of 2003. The decrease in ownership percentage reflects acquisitions of non-voting common stock issued by VELCO in amounts far below the Company's pro-rata ownership at the time of purchase. The Company does not have the ability to exercise control over VELCO.

     In September 2003, the Company acquired additional shares of VELCO's Class C non-voting common stock for approximately $0.2 million.

     VELCO's revenues shown above include transmission services to the Company (reflected as production and transmission expenses in the Company's Condensed Consolidated Statements of Income) of $2.4 million for the third quarter and $8.1 million for the first nine months of 2003, compared to $2.6 and $8.9 million for the comparable periods in 2002.

NOTE 4 - NON-UTILITY INVESTMENTS

Catamount  Catamount invests through its wholly owned subsidiaries in non-regulated energy generation projects in the United States and Western Europe.

     Catamount's earnings for the third quarter and first nine months of 2003 include an income tax benefit of approximately $2.3 million, related to the consolidated federal income tax provision, which reflects a benefit at September 30, 2003 due to the expected sale of Connecticut Valley. The capital gain treatment on the sale allowed for a reduction of certain of Catamount's income tax valuation allowances, reflecting Management's best estimate that deferred income taxes for certain previously recorded equity losses will be realized.

     Excluding these income tax benefits, Catamount recorded losses of $1.4 million and $1.3 million for the third quarter and first nine months of 2003, compared to losses of $1.7 and $0.8 million for the comparable periods in 2002. Losses in 2003 are primarily related to lower equity earnings from certain of Catamount's investments, while losses in 2002 were primarily related to asset impairment charges taken for certain of its investments.

     Information regarding certain of Catamount's investments follows:

Fibrothetford Limited At September 30, 2003, Catamount's note receivable balance from Fibrothetford was $2.8 million, including the foreign currency translation adjustment, and is included in Non-utility investments in the Condensed Consolidated Balance Sheets. To the extent required, continuing equity losses have been applied as a reduction to the note receivable balance. Catamount reserved $0.5 and $1.4 million of note receivable interest income for the third quarter and first nine months of 2003, and $0.4 and $1.1 million for the comparable periods in 2002.

     On December 30, 2002, Catamount entered into a Sale and Purchase Agreement with a third party for the sale of its Fibrothetford investment interests. The buyer could have terminated the Agreement if the sale was not consummated prior to March 31, 2003. In July 2003, the buyer suspended the sale. Catamount cannot predict whether the sale will ultimately be consummated.

Glenns Ferry and Rupert Both Rupert and Glenns Ferry were issued an Events of Default notice by their lender in May 2002. Steam host restructurings in 2002 cured most of the events of default identified in the Events of Default notices. Rupert cured its remaining events of default in March 2003 and management anticipates that Glenns Ferry will cure its remaining events of default by the end of 2003. Management does not believe the events of default will have a material impact on Catamount.

Sweetwater On June 30, 2003, Catamount entered into an equity commitment for up to a $10.1 million equity investment in the 37.5-MW wind farm in Nolan County, Texas known as Sweetwater I. Providing conditions to the equity commitment are satisfied, Catamount will become an equity partner in December 2003. In connection with the obligation to fund this investment, Catamount had a letter of credit issued in favor of the project lender and collateralized the letter of credit with $10.1 million of cash. The cash is maintained in a certificate of deposit and is classified as Restricted cash in the Condensed Consolidated Balance Sheet. The project's financial advisor is currently seeking an additional equity investor for the project. If successful, Catamount's equity commitment would be reduced to $6.3 million.

Also see Competition - Risk Factors below for more information regarding Catamount.

Eversant  Eversant recorded earnings of $0.1 million and $0.3 million for the third quarter and first nine months of 2003, respectively, compared to losses of $0.1 million and $0.4 million in the comparable periods of 2002.

NOTE 5 - RETAIL RATES

     The Company recognizes adequate and timely rate relief is required to maintain its financial strength, particularly since Vermont law does not allow power and fuel costs to be passed to consumers through fuel adjustment clauses. The Company will continue to review costs and request rate increases when warranted.

Vermont Retail Rates On June 26, 2001, the PSB approved a settlement with the DPS, including a 3.95 percent increase effective July 1, 2001. As part of the settlement, the Company agreed to a $9 million write-off ($5.3 million after-tax) of regulatory assets and a rate freeze through January 1, 2003. The order also ended uncertainty over Hydro-Quebec cost recovery by providing full cost recovery, made the January 1, 1999 temporary rates permanent, allowed the Vermont utility a return on common equity of 11 percent for the year ending June 30, 2002 (capped through January 1, 2004), and created new service quality standards. The rate order requires CVPS to return up to $16 million to ratepayers if there is a merger, acquisition or asset sale that requires PSB approval.

     On April 15, 2003, in accordance with the PSB's approval of the Vermont Yankee sale, the Company filed Cost of Service Studies for rate years 2003 and 2004 to determine whether a rate decrease is appropriate in either year. On July 11, 2003, the Company and DPS signed a Memorandum of Understanding ("Memorandum") regarding the Company's rates and allowed return on equity through the end of 2005, subject to a prior rate change.  The Memorandum is subject to approval by the PSB, and provides, among other things, the following:

  Rate Stability - The DPS and the Company agreed that a change in the Company's rates in 2003 and 2004 is not warranted as a result of the Vermont Yankee sale. The Company agreed not to file for a rate increase for rates effective prior to January 1, 2005, subject to the Company's need for an emergency rate increase under certain circumstances.
  Earnings Cap - The Memorandum requires the Company to reduce its current 11.00 percent allowed return on equity to 10.50 percent effective July 1, 2003. If the Company earns more than 10.75 percent in 2003, or 10.50 percent in either 2004 or 2005, any excess earnings shall be applied to reduce deferred debits as approved by the PSB. The Memorandum requires the Company to file a report detailing its "core return on equity" for 2003 and 2004 on March 1 of each of the following years.
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

     In July 2003, the PSB opened a Docket to review the Memorandum. A prehearing conference was held on September 30, 2003 and a schedule was set that anticipates a PSB order by mid to late January 2004. The Company cannot predict whether the PSB will approve the Memorandum.

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

NOTE 6 - DISCONTINUED OPERATIONS - CONNECTICUT VALLEY SALE

     On December 5, 2002, the Company agreed to sell Connecticut Valley's franchise and plant assets to Public Service Company of New Hampshire ("PSNH"). The agreement resulted from months of negotiations with the Governor's Office of Energy and Community Services, NHPUC staff, the Office of Consumer Advocate, the City of Claremont and New Hampshire Legal Assistance. The sale is intended to resolve all Connecticut Valley restructuring litigation in New Hampshire and the Company's stranded cost litigation at FERC. The sale is expected to close January 1, 2004.

     PSNH will pay to Connecticut Valley for Connecticut Valley's franchise, plant assets and related items, the net book value of the assets, which approximates $9 million at September 30, 2003, plus $21 million, plus certain other adjustments as provided in the agreement. PSNH will acquire Connecticut Valley's poles, wires, substations and other facilities, and several independent power obligations, including the Wheelabrator contract. The $21 million payment will enable Connecticut Valley and the Company to terminate their wholesale power contract.

     On January 31, 2003, Connecticut Valley, the Company, PSNH and various other parties asked the NHPUC to approve settlements and transactions related to the sale. The parties sought approval to implement restructuring in Connecticut Valley's service territory after the sale is completed, resolve litigation between the NHPUC, Connecticut Valley and the Company, and complete the sale.

     On May 23, 2003, the NHPUC approved the sale without conditions. In its order, the NHPUC also approved the settlement with Wheelabrator. On September 30, 2003, FERC issued an order authorizing the sale of Connecticut Valley's jurisdictional facilities to PSNH. On October 2, 2003, FERC issued an order approving an Offer of Settlement to permit termination of the wholesale power contract and related exit fee proceedings upon completion of the sale.

     In accordance with SFAS No. 144, in the second quarter of 2003, the Company classified the assets and liabilities of Connecticut Valley as held for sale in the Condensed Consolidated Balance Sheets. In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated. For restatement purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated to reflect the impact of the sale on continuing operations. Previously, Connecticut Valley was reported as a separate segment.

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

   Summarized unaudited results of operations of the discontinued operations are as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003 2002		2003 2002

Operating revenues	$4,951	$5,526	$14,754	$15,403
Operating expenses
Purchased power	3,741	4,300	11,137	11,717
Other operating expenses	465	562	1,484	1,717
Income tax expense	305	271	884	793
Total operating expenses	4,511	5,133	13,505	14,227
Operating income	440	393	1,249	1,176

Other income (expense), net	(60)	(45)	(215)	(141)

Net Income from discontinued operations, net of taxes	$380	$348	$1,034	$1,035

     The assets and liabilities related to Connecticut Valley are reported as held for sale on the Condensed Consolidated Balance Sheets. The major classes of assets and liabilities are as follows (dollars in thousands):

	September 30 2003	December 31 2002
	(unaudited)	(unaudited)

Assets
Net utility plant	$9,074	$9,164
Other current assets	289	432
Total assets held for sale	$9,363	$9,596

Current Liabilities
Accounts payable	$2,075	$2,237
Short-term debt (a)	3,750	3,750
Total current liabilities of assets held for sale	$5,825	$5,987

(a) Related to a Note Payable to the Company, which will be paid off at the time of the sale. Reported as Notes Receivable on the Condensed Consolidated Balance Sheets.

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

     On October 2, 2003, FERC issued an order approving an Offer of Settlement to permit termination of the wholesale power contract and related exit fee proceedings upon completion of the sale.

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

Wheelabrator Power Contract Connecticut Valley purchases power from several Independent Power Producers, who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In the first nine months of 2003, Connecticut Valley bought 27,406 mWh under long-term contracts with these facilities, 94 percent from Wheelabrator Claremont Company, L.P., ("Wheelabrator") which owns a trash-burning generating facility. Connecticut Valley had filed a complaint with FERC stating its concern that Wheelabrator has not been a qualifying facility since it began operation. On February 11, 1998, FERC denied Connecticut Valley's request for a refund of past power costs and lower future costs. Connecticut Valley's request for a rehearing was denied. Connecticut Valley appealed to the D.C. Circuit Court of Appeals. It denied the appeal, but said Connecticut Valley could seek relief from the NHPUC. On May 12, 2000, Connecticut Valley asked the NHPUC to amend the contract to permit purchase of only net output of the facility. Connecticut Valley also sought a refund, with interest, for purchases of the difference between net and gross output.

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

     A hearing on the settlement was held June 7, 2002. The NHPUC issued an Order on July 5, 2002, but did not rule on the settlement. Instead, the NHPUC said it would appoint a mediator to work with all parties to see if a new settlement could be reached. The NHPUC selected a mediator and, after several mediation sessions, the mediator issued a report on December 18, 2002. The opponents opposed the settlement.

     The NHPUC's May 23, 2003 approval of the sale included approval of the settlement with Wheelabrator. Through the sale, PSNH will acquire Connecticut Valley's independent power obligations, including the Wheelabrator contract.

NOTE 7 - LONG-TERM DEBT

     The Company's Second Mortgage Bonds, of $75 million, mature on August 1, 2004. The Company intends, and has the ability to refinance the $75 million at maturity.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Nuclear Decommissioning The following is a discussion of the Company's obligations related to nuclear decommissioning.

Millstone Unit #3: The Company is responsible for paying its 1.7303 joint-ownership percentage of Millstone Unit #3 decommissioning costs. In 2001, the Company's contributions to the Millstone Unit #3 Trust Fund ceased, based on the lead owner's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's minimum calculation required. The Company could choose to renew funding at its discretion as long as the minimum requirement is met or exceeded.

Maine Yankee, Connecticut Yankee and Yankee Atomic: The Company is one of several sponsor companies with ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic. These companies have permanently shut down generating activities and are currently conducting decommissioning activities. The Company is responsible for paying its entitlement shares, which are equal to its ownership percentages, of decommissioning costs for all three plants.

     Each company regularly revises its revenue requirement forecasts, which reflect the future payments required by sponsor companies to recover estimated decommissioning and all other costs. Based on revised estimates in 2002, Maine Yankee decommissioning costs increased by $40 million and Connecticut Yankee decommissioning costs increased by $150 million over prior estimates utilized at FERC. Based on a 2003 update, Yankee Atomic's decommissioning costs are forecast at an additional $188 million. These increases are due mainly to increases in projected costs of spent fuel storage, security and liability and property insurance.

     The Company's shares of estimated revenue requirements for each plant are reflected on the Condensed Consolidated Balance Sheets as either regulatory assets or other deferred charges, and nuclear decommissioning liabilities (current and non-current). At September 30, 2003, the Company had regulatory assets of about $8.1 and $3.2 million related to Maine Yankee and Connecticut Yankee, respectively. These estimated costs are being collected from the Company's customers through its existing retail and wholesale rate tariffs, and are expected to be paid through 2008 and 2007 for Maine Yankee and Connecticut Yankee, respectively. At September 30, 2003, the Company had other deferred charges of about $3.6 and $8.0 million related to incremental dismantling costs for Connecticut Yankee and Yankee Atomic, respectively. These amounts reflect the Company's share of the revised estimates described above. On October 29, 2003, the PSB approved the Company's request for an Accounting Order for treatment of these incremental costs as other deferred charges, to be addressed in its next rate proceeding. The Company will adjust the associated regulatory assets, other deferred charges and nuclear decommissioning liabilities, when revised estimates are provided.

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

Maine Yankee: The Company has a 2 percent ownership interest in Maine Yankee. Costs billed by Maine Yankee to sponsor companies are expected to change in response to their October 21, 2003 filing at FERC. Maine Yankee's current billings to sponsor companies are based on their rate case settlement approved by FERC on June 1, 1999. Under that settlement, Maine Yankee agreed to file a FERC rate proceeding with an effective date for new rates no later than January 1, 2004. In the current filing the cost recovery period is proposed to extend to 2010.

Connecticut Yankee: The Company has a 2 percent ownership interest in Connecticut Yankee. Connecticut Yankee is involved in a contract dispute with Bechtel Power Corporation ("Bechtel"), which resulted in termination of the decommissioning services contract between Connecticut Yankee and Bechtel. This is a commercial contract dispute regarding Bechtel's performance; it is not related to safety, security or workmanship issues. As a result of contract termination, on July 14, 2003, Connecticut Yankee became the general contractor for the decommissioning.

     Bechtel responded to the notice of termination by filing a complaint for breach of contract, misrepresentation, and bad faith, in Connecticut State Court on June 23, 2003. After the July 14, 2003 termination effective date, Bechtel amended its complaint to allege additional contract breaches (including wrongful termination) by Connecticut Yankee.

     On August 22, 2003, Connecticut Yankee formally denied the allegations of Bechtel's amended compliant and filed a counterclaim. This counterclaim alleges various Bechtel material breaches of contract that justified Bechtel's termination, misrepresentation and bad faith. It also requests that Bechtel be found responsible for the cost to complete the Project in excess of Bechtel's unpaid contract balance, and for other damages. This lawsuit has been assigned to the Complex Litigation Docket and has been set for a jury trial beginning May 4, 2006. Connecticut Yankee has also notified Bechtel's surety of its intention to file a claim under the performance bond.

     As part of its transition into self-performance of decommissioning work, Connecticut Yankee is updating its 2002 cost estimate. This update will reflect the estimated cost and schedule to complete the Project, including the impacts of Bechtel's termination. Besides claiming these costs against Bechtel, and if necessary, its surety, Connecticut Yankee is also exploring options to structure its recovery of these costs through a FERC rate application.  Management cannot predict the outcome of this matter.

Yankee Atomic: The Company has a 3.5 percent ownership interest in Yankee Atomic. Billings to sponsor companies ended in July 2000 based on Yankee Atomic's determination that it had collected sufficient funds to complete the decommissioning effort. Therefore the Company is not currently collecting Yankee Atomic costs in its existing retail rates.

     In April 2003, Yankee Atomic filed with FERC for new rates to collect, from sponsor companies, the increased costs described above. FERC approved the resumption of billings starting June 2003 for a recovery period through 2010, subject to refund. The Company expects its share of these costs will be recoverable in future rates.

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

Cleveland Avenue Property The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal. Later, the Company sited various operations there. Due to coal tar deposits, Polychlorinated Biphenyl contamination and potential off-site migration, the Company conducted studies in the late 1980s and early 1990s to quantify the situation. Investigation has continued, including periodic groundwater monitoring, and the Company continues to work with the State of Vermont to develop a mutually acceptable solution.

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

Dover, New Hampshire, Manufactured Gas Facility In 1999, PSNH contacted the Company about this site. PSNH alleged that the Company was partially liable for cleanup, since the site was previously operated by Twin State Gas and Electric, which merged into CVPS the day PSNH bought the facility.

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

     As of September 30, 2003, a reserve of $7.2 million is recorded on the Condensed Consolidated Balance Sheet. This represents Management's best estimate of the cost to remedy issues at these sites.  There is no pending or threatened litigation regarding other sites with the potential to cause material expense. No government agency has sought funds from the Company for any other study or remediation.

Independent Power Producers   The Company receives power from several Independent Power Producers ("IPPs"). These plants use water, biomass and trash as fuel. Most of the power comes through a state-appointed purchasing agent, VEPP Inc. ("VEPPI"), which assigns power to all Vermont utilities under PSB rules. For the first nine months of 2003, the Company received 138,308 mWh, which accounts for 6.9 percent of the total mWh purchased and 12.3 percent of purchased power costs. Included in the 138,308 mWh were 99,003 mWh received through VEPPI, and 25,696 mWh bought by Connecticut Valley from a trash-burning plant owned by Wheelabrator Claremont Company, L.P.

     In 1999, the Company and 17 other Vermont utilities asked the PSB to make seven changes in the IPPs' contracts with the state purchasing agent, to reduce power costs for customers' benefit. The PSB opened an investigation. Three companies later dropped out of the case, and Green Mountain Power was forced out due to a previous no-litigation agreement with several IPP owners.

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

     After a series of hearings, in which non-petitioning utilities sought some of the settlement's benefits, a Hearing Officer issued a Proposal for Decision. It would require proportional sharing of the cost savings among all Vermont electric utilities, and reimbursement of litigation costs by the non-petitioning companies. In January 2003, the Company, other petitioning utilities, the DPS and certain non-petitioning utility parties filed an agreement, making minor changes to the proposed decision. On January 15, 2003, the PSB issued a final order approving the settlement. The PSB required that the parties make certain compliance filings, including final dispatch agreements for the Ryegate and Sheldon Springs facilities, and utility-specific plans for distributing savings to customers. By Orders dated June 9 and July 10, 2003, the PSB approved the Company's compliance filings and the Ryegate dispatch agreement. On August 22 and again on September 9, 2003, the petitioning utilities, VEPPI and Missisquoi Associates filed a final Sheldon Springs dispatch agreement, which was approved by the PSB on September 29, 2003.

     Based on the settlement, nominal cost savings to all Vermont utilities are estimated between $8 million and $9 million between 2004 and 2014, exclusive of savings that might result from implementation of IPP contract buy downs through securitization. The Company should receive approximately 40 percent of the power savings credits made available under the settlement. Under the settlement, the power cost savings could not begin until a certificate of consent was issued by the IPPs indicating that all conditions required under the settlement were satisfied. In June 2003, the IPPs issued the required certificates, and VEPPI began passing along power cost savings to all Vermont utilities, including the Company.

    See Note 2, Regulatory Accounting, for additional information.

NOTE 9 - RECONCILIATION OF NET INCOME AND AVERAGE SHARES OF COMMON
                 STOCK AND OTHER COMPREHENSIVE INCOME

     The following table represents a reconciliation of net income from continuing and discontinued operations to net income available for common stock and the average common shares outstanding basic to diluted (dollars in thousands):
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income from continuing operations	$4,545	$5,507	$13,945	$13,580
Net income from discontinued operations, net of taxes	380	348	1,034	1,035
Net income before preferred stock dividends	$4,925	$5,855	$14,979	$14,615
Preferred stock dividend requirements	300	380	899	1,187

Net income available for common stock	$4,625	$5,475	$14,080	$13,428

Average shares of common stock outstanding - basic	11,927,894	11,697,336	11,856,742	11,660,792
Dilutive effect of stock options	160,727	99,570	115,012	106,848
Dilutive effective of performance plan shares	112,012	141,788	112,012	141,788
Average shares of common stock outstanding - diluted	12,200,633	11,938,694	12,083,766	11,909,428

     The changes in the components of other comprehensive income/(loss) net of income tax effects, as shown in the Condensed Consolidated Financial Statements are as follows (dollars in thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income available for common stock	$4,625	$5,475	$14,080	$13,428

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(161)	(112)	90	356
Unrealized losses on securities	14	-	(48)	-

Comprehensive income	$4,478	$5,363	$14,122	$13,784

NOTE 10 - SEGMENT REPORTING

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

All Other, which includes operating segments below the quantitative threshold for separate disclosure. These operating segments include 1) Eversant Corporation ("Eversant"), which engages in the sale or rental of electric water heaters through a subsidiary, SmartEnergy Water Heating Services, Inc., to customers in Vermont and New Hampshire; 2) C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business; and 3) Catamount Resources Corporation, which was formed to hold the Company's subsidiaries that invest in non-regulated business opportunities. Prior to January 1, 2003, Eversant was reported as a separate segment, however, it does not meet the quantitative threshold and as such, all prior period amounts have been restated in the table below.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues include revenues for support services, including allocations of software systems and equipment, to Catamount and Eversant. Due to the pending sale of Connecticut Valley's franchise and net plant assets as described in Note 6, Discontinued Operations - Connecticut Valley, results of operations for Connecticut Valley are reported as discontinued operations in the segment table below.

     The intersegment sales and services for each jurisdiction are based on actual rates or current costs. The Company evaluates performance based on stand-alone operating segment net income. Financial information by industry segment for the third quarter of 2003 and 2002 and the first nine months of 2003 and 2002 is as follows (dollars in thousands):
THREE MONTHS ENDED SEPTEMBER 30
	CV VT	Catamount Energy Corporation	All Other (a)	Discontinued Operations (d)	Reclassification & Consolidating Entries	Consolidated

2003
Revenues from external customers	$73,839	$118	$477	-	$(595)	$73,839
Intersegment revenues	24	-	-	-	(24)	-
Equity income - utility affiliates (b)	438	-	-	-	-	438
Equity income - non-utility affiliates (c)	-	433	-	-	(433)	-
Net income from continuing operations	3,566	855	124	-	-	4,545
Net income from discontinued operations	-	-	-	$380	-	380

2002
Revenues from external customers	$73,428	$116	$498	-	$(614)	$73,428
Intersegment revenues	16	-	-	-	(16)	-
Equity income - utility affiliates (b)	2,229	-	-	-	-	2,229
Equity income - non-utility affiliates (c)	-	2,723	-	-	(2,723)	-
Net income (loss) from continuing operations	7,246	(1,689)	(50)	-	-	5,507
Net income from discontinued operations	-	-	-	$348	-	348
NINE MONTHS ENDED SEPTEMBER 30
	CV VT	Catamount Energy Corporation	All Other (a)	Discontinued Operations (d)	Reclassification & Consolidating Entries	Consolidated

2003
Revenues from external customers	$226,903	$309	$1,448	-	$(1,757)	$226,903
Intersegment revenues	74	-	-	-	(74)	-
Equity income - utility affiliates (b)	1,310	-	-	-	-	1,310
Equity income - non-utility affiliates (c)	-	4,579	-	-	(4,579)	-
Net income from continuing operations	12,623	951	371	-	-	13,945
Net income from discontinued operations	-	-	-	$1,034	-	1,034
Total assets held for sale	-	-	-	9,363	-	9,363
Total assets	460,451	51,808	3,644	9,363	(3,119)	522,147
2002
Revenues from external customers	$217,358	$416	$1,421	-	$(1,837)	$217,358
Intersegment revenues	68	-	-	-	(68)	-
Equity income - utility affiliates (b)	3,555	-	-	-	-	3,555
Equity income - non-utility affiliates (c)	-	8,233	-	-	(8,233)	-
Net income (loss) from continuing operations	14,792	(778)	(434)	-	-	13,580
Net income from discontinued operations	-	-	-	$1,035	-	1,035
Total assets held for sale at December 31, 2002	-	-	-	9,596	-	9,596
Total assets at December 31, 2002	454,292	60,743	13,539	9,596	(5,240)	532,930
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

Regulation  The Company is regulated by the PSB, NHPUC, Connecticut Department of Public Utility and Control, and Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations. The Company prepares its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for its regulated Vermont service territory, FERC-regulated wholesale business and Connecticut Valley's New Hampshire service territory. We periodically review these criteria to ensure continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions expected to impact future cost recovery, we believe future recovery of our regulatory assets in Vermont and New Hampshire is probable.

     In the event that we determine the Company no longer meets the criteria under SFAS No. 71, the accounting impact would be an extraordinary charge to operations of about $41.4 million on a pre-tax basis as of September 30, 2003, assuming that no stranded cost recovery would be allowed through a rate mechanism.

Discontinued Operations On May 23, 2003, the NHPUC approved the sale of Connecticut Valley's franchise and net plant assets to Public Service Company of New Hampshire ("PSNH"). Accordingly, the Company classified the assets and liabilities of Connecticut Valley as held for sale in the Condensed Consolidated Balance Sheets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"). In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated. For restatement purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated to reflect the sale's impact on continuing operations. Previously, Connecticut Valley was reported as a separate segment.

Pension and Postretirement Benefits We record pension and other postretirement benefit costs in accordance with SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

     The market value of pension plan trust assets has been affected by sharp declines in the capital markets in 2001 and 2002, while favorable year-to-date market returns in 2003 helped to partially offset the market value decrease. Our annual pension expense in 2003 is expected to increase by about $1.7 million, of which $1.3 million is reflected in our results of operations for the first nine months of 2003. Pension costs and cash funding requirements are expected to increase in future years. As of September 30, 2003, the market value of pension plan trust assets was $59.3 million, including $39.6 million in marketable equity securities, compared to pension plan trust assets of $55.9 million at December 31, 2002.

     Postretirement expense also increased primarily due to higher than expected medical claims experience. Of the expected $0.6 million annual increase in 2003, $0.5 million is reflected in our results of operations for the first nine months of 2003.

EARNINGS OVERVIEW

     The Company reported consolidated third quarter earnings of $4.9 million, or 38 cents per diluted share of common stock, an 8-cent decrease from a year ago. Third quarter 2002 earnings totaled $5.9 million, or 46 cents per diluted share of common stock.

     For the first nine months of 2003, the Company reported earnings of $15 million, or $1.17 per diluted share of common stock, a 4-cent increase from a year ago. Earnings for the first nine months of 2002 totaled $14.6 million, or $1.13 per diluted share of common stock.

     The results of operations related to the Company's wholly owned subsidiary, Connecticut Valley, have been reported separately as discontinued operations. The sale of Connecticut Valley's franchise and physical assets to PSNH is expected to close January 1, 2004. In the third quarter and first nine months of 2003, discontinued operations contributed 3 and 9 cents to consolidated earnings per share compared to 3 and 9 cents for the comparable periods in 2002.

     The following table provides a reconciliation of 2003 and 2002 diluted earnings per share.

	Third Quarter	Year-to-Date
	2003 vs. 2002	2003 vs. 2002

2002 Earnings per diluted share	$.46	$1.13

Year over Year Effects on Earnings:
Reversal of income tax valuation allowances	$.19	$.19
Higher retail sales	-	.14
Vermont Yankee 2002 transaction costs	.05	.05
Lower (higher) losses at Catamount	.03	(.04)
Earnings at Eversant vs. losses in 2002	.01	.07
Higher net power costs	(.18)	(.18)
Lower equity in earnings of affiliates	(.13)	(.17)
Reversal of environmental reserve in 2002	-	(.09)
Lower other operating revenue	(.03)	(.03)
(Higher) lower other expenses	(.02)	.10
2003 Earnings per diluted share	$.38	$1.17

The year-over-year variances are explained in more detail in the following Results of Operations.

RESULTS OF OPERATIONS

Operating Revenues and Megawatt-hour ("mWh") Sales Revenue from operations and related mWh sales for the three and first nine months ended September 30, 2003 and 2002 are summarized below:
	Three Months Ended September 30				Nine Months Ended September 30
	mWh Sales		Revenues (000's)		mWh Sales		Revenues (000's)
	2003	2002	2003	2002	2003	2002	2003	2002
Retail sales:
Residential	225,960	222,035	$30,433	$29,963	707,578	677,440	$93,384	$89,832
Commercial	221,121	227,047	26,721	27,308	631,155	637,868	76,088	76,481
Industrial	96,030	94,409	7,855	7,753	290,422	298,960	24,662	24,933
Other retail	1,368	1,384	406	407	4,063	4,109	1,204	1,213
Total retail sales	544,479	544,875	65,415	65,431	1,633,218	1,618,377	195,338	192,459
Resale sales:
Firm (1)	1,236	346	47	29	3,886	1,382	137	94
RS-2 power contract (2)	32,852	31,952	2,764	3,131	93,337	93,575	8,079	8,445
Other	98,549	77,962	4,382	2,950	404,850	335,887	18,629	10,979
Total resale sales	132,637	110,260	7,193	6,110	502,073	430,844	26,845	19,518
Other revenues	-	-	1,231	1,887	-	-	4,720	5,381
Total	677,116	655,135	$73,839	$73,428	2,135,291	2,049,221	$226,903	$217,358

  Firm sales are compensatory and are based on FERC filed tariffs.
  RS-2 power contract is the full requirements contract between the Company and Connecticut Valley. The Company and Connecticut Valley plan to terminate the RS-2 contract at completion of the sale. See Discontinued Operations below.

     Operating revenues for the third quarter of 2003 increased $0.4 million compared to the same period in 2002 due to the following factors: 1) $1.4 million increase in other resale sales related to higher rates for contract sales and wholesale market prices in New England combined with higher mWh available for resale in 2003, 2) $0.6 million decrease in other revenues primarily due to lower revenue from the sale of non-firm transmission under the Company's open access transmission tariff, and 3) $0.4 million decrease in sales to Connecticut Valley under the RS-2 power contract.

     Operating revenues for the first nine months of 2003 increased $9.5 million compared to the same period in 2002 due to the following factors: 1) $2.9 million increase in retail and firm sales revenue resulting from a 0.9 percent increase in mWh sales primarily due to colder winter months in 2003, 2) $7.6 million increase in other resale sales related to higher rates for contract sales and wholesale market prices in New England combined with higher mWh available for resale in 2003, 3) $0.7 million decrease in other revenues primarily due to lower revenue from the sale of non-firm transmission under the Company's open access transmission tariff, and 4) $0.3 million decrease in sales to Connecticut Valley under the RS-2 power contract.

Net Purchased Power and Production Fuel Costs Cost components of net purchased power and production fuel for the three and first nine months ended September 30, 2003 and 2002 are summarized in the following table (dollars in thousands):

	Three Months Ended September 30
	2003		2002
	Units	Amount	Units	Amount
Purchased power:
Capacity (MW)		$10,641		$14,052
Energy (mWh)	646,256	26,456	641,590	18,052
Total purchased power		37,097		32,104
Production fuel (mWh) Total purchased power and production fuel	82,463	942 38,039	70,054	956 33,060
Less entitlement and other resale sales (mWh)	98,548	4,382	77,962	2,950

Net purchased power and production fuel costs	630,171	$33,657	633,682	$30,110

	Nine Months Ended September 30
	2003		2002
	Units	Amount	Units	Amount
Purchased power:
Capacity (MW)		$31,299		$60,166
Energy (mWh)	1,972,957	82,830	1,922,658	43,712
Total purchased power		114,129		103,878
Production fuel (mWh) Total purchased power and production fuel	301,482	3,189 117,318	282,199	1,951 105,829
Less entitlement and other resale sales (mWh)	404,849	18,629	335,887	10,979

Net purchased power and production fuel costs	1,869,590	$98,689	1,868,970	$94,850

     The sale of Vermont Yankee effective July 31, 2002, resulted in a significant change to our purchased power cost structure when comparing the third quarter and first nine months of 2003 and 2002. All purchases made under the purchased power agreement ("PPA") that became effective after the sale are recorded as energy purchases. Prior to the sale, the great majority of Vermont Yankee costs were recorded as capacity purchases.

     In July 2002, based on an approved Accounting Order, we deferred approximately $5.4 million of certain sale-related costs including higher PPA costs in 2002 which, in effect, brought our 2002 Vermont Yankee purchases to the same level as if we had owned and operated the plant. In the third quarter of 2002, we also recorded a $2.2 million reduction in purchased power expense due to state tax benefits realized by Vermont Yankee as a result of the sale.

     Net purchased power and production fuel costs increased $3.6 million for the third quarter of 2003 compared to 2002 due to the following factors:

  $5 million increase in purchased power costs primarily resulting from 1) the Vermont Yankee sale as described above and 2) higher volume of short-term purchases, offset by 3) lower Vermont Yankee costs including the elimination of amortizations for nuclear refueling outages.
  $1.4 million increase in other resale sales due to higher rates for contract sales and wholesale market prices in New England combined with higher sales volume.

     Net purchased power and production fuel costs increased $3.8 million for the first nine months of 2003 compared to 2002 due to the following factors:

  $10.2 million increase in purchased power costs primarily resulting from 1) the Vermont Yankee sale as described above and higher scheduled costs in the initial years of the PPA, 2) higher market rates for short-term purchases, and 3) ISO-New England installed capacity credits in 2002, offset by 4) the elimination of amortizations for Vermont Yankee nuclear refueling outages.
  $1.2 million increase in production fuel costs due to higher output and energy rate from Wyman and McNeil, offset by the favorable impact of higher output from Millstone Unit #3 due to a scheduled outage in the third quarter of 2002.
  $7.7 million increase in other resale sales related to higher rates for contract sales and wholesale market prices in New England combined with higher sales volume resulting from fewer mWh available for resale in 2002, primarily due to the 2002 Vermont Yankee mid-cycle outage.

Other Operating Costs Other major elements of the Condensed Consolidated Statement of Income for the third quarter and first nine months of 2003 compared to the same periods in 2002 are discussed below.

Other operation The $1.1 million decrease for the third quarter of 2003 is primarily related to lower outside contractor costs, while the $2.4 million increase for the first nine months of 2003 is related to higher employee-related costs, a $1.7 million reversal of certain environmental reserves in the second quarter of 2002 and higher 2002 bad debt reserves due to certain bankruptcies.

Maintenance  The $0.5 million increase for the third quarter is primarily due to higher hydro costs, while the $0.8 million decrease for the first nine months of 2003 is primarily due to lower storm restoration costs.

Equity in earnings of affiliates The $1.8 million and $2.2 million decrease for the third quarter and first nine months of 2003, respectively, resulted from the July 2002 sale of Vermont Yankee including the favorable impact of state tax benefits realized by Vermont Yankee in 2002 as a result of the sale.

Other income, net The $1.7 million and $3.6 million increase for the third quarter and first nine months of 2003, respectively, are summarized in the table below (dollars in millions):

	2003 vs. 2002
	Third quarter	Year-to-Date
Lower life insurance expense (a)	$0.5	$1.4
Eversant (b)	0.3	1.3
Vermont Yankee sale transactional costs	1.0	1.0
Other (c)	-	0.9
Catamount (d)	(0.1)	(1.0)
Total Variance	$1.7	$3.6

    Increase in cash surrender value due to market fluctuations.
    Excluding the 2002 IRS settlement that is included in Other interest expense described below, these variances resulted from discontinuing its efforts to pursue non-regulated business opportunities.
    Primarily due to lower carrying charges related to certain regulatory items and lower other costs.
    Primarily resulting from lower equity in earnings from certain of its investments, one of which was sold in the fourth quarter of 2002, partially offset by gain on foreign currency. The favorable impacts of income tax benefits and lower interest expense are discussed below.

Benefit for income taxes  At September 30, 2003, the consolidated federal income tax provision reflects a benefit of approximately $2.3 million as a result of the expected sale of Connecticut Valley. Capital gain treatment on the sale will allow for a reduction of certain income tax valuation allowances at Catamount, reflecting our best estimate that deferred income taxes for certain previously recorded equity losses will be realized.

Interest on long-term debt The $0.4 million and $0.9 million decrease for the third quarter and first nine months of 2003, respectively, is primarily related to lower principal balances due to the reduction of Catamount's outstanding revolver balance and lower utility debt.

Other interest expense The $0.4 million increase for the first nine months of 2003 is primarily related to Eversant's 2002 reversal of an IRS interest expense accrual, previously recorded in the fourth quarter of 2001.

Discontinued Operations Represents results of operations related to Connecticut Valley, which is classified as held for sale. See discussion of Discontinued Operations below.

Income Taxes  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences. Income taxes decreased in the first nine months of 2003 due to changes in permanent differences and valuation allowances for the periods.

Cash Dividend Declared  Preferred stock dividends decreased by $0.1 million and $0.3 million for the third quarter and first nine months of 2003, respectively, due to lower outstanding preferred stock balances. Common stock dividends increased $2.7 million in the first nine months of 2003 due to timing of dividend declarations. The quarterly dividend per share amount and payment schedule remain unchanged.

POWER SUPPLY MATTERS

Sources of Energy We purchase approximately 90 percent of our power under several contracts of varying duration, with the remaining 10 percent supplied by our jointly and wholly owned generating facilities and other short term purchases. Our purchased power portfolio includes a mix of base load and schedulable resources to help cover peak load periods.

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

     In January 2003, the Company, the State of Vermont Agency of Natural Resources ("Agency"), the Vermont Natural Resources Council and other parties reached an agreement to allow us to relicense the four dams we own and operate on the Lamoille River. According to the agreement, we will receive a water quality certificate from the State, which is needed for

FERC to relicense the facilities for 30 years. The agreement also stipulates that subject to various conditions we must begin decommissioning Peterson Dam in approximately 20 years. The agreement requires PSB approval of full rate recovery related to decommissioning the Peterson Dam including full rate recovery of replacement power costs when the dam is out of service. On July 31, 2003, the Agency published its draft water quality certificate and on October 29, 2003, pursuant to the schedule set forth in the settlement agreement, we filed a petition with the PSB for approval of the rate recovery mechanisms. We anticipate the PSB will schedule a status conference by the end of the year, and will establish a schedule for additional testimony, discovery and an order in 2004. We cannot predict the outcome of this matter.

Long-Term Contracts We have long-term power contracts with Hydro-Quebec and Vermont Yankee for about 85 percent of our total annual energy (mWh) purchases. Additionally, we are required to purchase power from various Independent Power Producers ("IPPs") under long-term contracts. See Note 8, Commitments and Contingencies, for information related to the recent settlement with the IPPs.

     We receive our 35 percent entitlement of Vermont Yankee output sold by Entergy to Vermont Yankee Nuclear Power Corporation ("VYNPC"), and one remaining secondary purchaser receives a small percentage of the Company's entitlement.

     On November 5, 2003, the Vermont Department of Public Service ("DPS") announced that it had reached an agreement with Entergy, supporting Entergy's proposed uprate at Vermont Yankee. Earlier in 2003, Entergy sought PSB approval to increase generation at the plant by an additional 110 megawatts. Among other concessions to the State of Vermont, the agreement includes an outage protection component which provides up to $4.5 million total indemnification for the Company and Green Mountain Power from excess power costs that might result if the uprate process causes temporary outages requiring the Vermont utilities to buy replacement power at higher costs. The outage protection coverage will be in affect for three years, the period during which there is an increased risk of uprate-related outages. The Company's right to indemnification is up to approximately $2.8 million. The agreement requires PSB approval, with hearings scheduled to begin in January 2004.

Other Short Term We engage in short-term purchases and sales with ISO-New England and other electric utilities, primarily in New England, to minimize the net costs and risk of serving our customers. Based on our long-term power forecast, in 2003, we entered into a forward sale transaction for about 306,000 mWh for the period beginning February 1, 2003 and ending December 31, 2003.

Nuclear Decommissioning The following is a discussion of our obligations related to nuclear decommissioning.

Millstone Unit #3: We are responsible for paying our 1.7303 percent joint-ownership percentage of the plant. Our contributions to the Millstone Unit #3 Trust Fund ceased in 2001, based on the lead owner's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's minimum calculation required. We could choose to renew funding at our discretion as long as the minimum requirement is met or exceeded.

Maine Yankee, Connecticut Yankee and Yankee Atomic: We are one of several sponsor companies with ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic. These companies have permanently shut down generating activities and are currently conducting decommissioning activities. We are responsible for paying our entitlement shares, which are equal to our ownership percentages, of decommissioning costs for all three plants.

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

    Our shares of estimated revenue requirements for each plant are reflected on the Condensed Consolidated Balance Sheets as either regulatory assets or other deferred charges, and nuclear decommissioning liabilities (current and non-current). At September 30, 2003, we had regulatory assets of about $8.1 and $3.2 million related to Maine Yankee and Connecticut Yankee, respectively. These estimated costs are being collected from our customers through existing retail and wholesale rate tariffs, and are expected to be paid through 2008 and 2007 for Maine Yankee and Connecticut Yankee, respectively. At September 30, 2003, we had other deferred charges of about $3.6 and $8.0 million related to incremental dismantling costs for Connecticut Yankee and Yankee Atomic, respectively. These amounts reflect our share of the revised estimates described above. On October 29, 2003, the PSB approved our request for an Accounting Order for treatment of these incremental costs as other deferred charges, to be addressed in our next rate proceeding. We will adjust the associated regulatory assets, other deferred charges and nuclear decommissioning liabilities, when revised estimates are provided.

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

Maine Yankee: We have a 2 percent ownership interest in Maine Yankee. Costs billed by Maine Yankee to sponsor companies are expected to change in response to their October 21, 2003 filing at FERC. Maine Yankee's current billings to sponsor companies are based on their rate case settlement approved by FERC on June 1, 1999. Under that settlement, Maine Yankee agreed to file a FERC rate proceeding with an effective date for new rates no later than January 1, 2004. In the current filing the cost recovery period is proposed to extend to 2010.

Connecticut Yankee: We have a 2 percent ownership interest in Connecticut Yankee. Connecticut Yankee is involved in a contract dispute with Bechtel Power Corporation ("Bechtel"), which resulted in termination of the decommissioning services contract between Connecticut Yankee and Bechtel. This is a commercial contract dispute regarding Bechtel's performance; it is not related to safety, security or workmanship issues. As a result of contract termination, on July 14, 2003, Connecticut Yankee became the general contractor for the decommissioning.

     Bechtel responded to the notice of termination by filing a complaint for breach of contract, misrepresentation, and bad faith, in Connecticut State Court on June 23, 2003. After the July 14, 2003 termination effective date, Bechtel amended its complaint to allege additional contract breaches (including wrongful termination) by Connecticut Yankee.

     On August 22, 2003, Connecticut Yankee formally denied the allegations of Bechtel's amended compliant and filed a counterclaim. This counterclaim alleges various Bechtel material breaches of contract that justified Bechtel's termination, misrepresentation and bad faith. It also requests that Bechtel be found responsible for the cost to complete the Project in excess of Bechtel's unpaid contract balance, and for other damages. This lawsuit has been assigned to the Complex Litigation Docket and has been set for a jury trial beginning May 4, 2006. Connecticut Yankee has also notified Bechtel's surety of its intention to file a claim under the performance bond.

     As part of its transition into self-performance of decommissioning work, Connecticut Yankee is updating its 2002 cost estimate. This update will reflect the estimated cost and schedule to complete the Project, including the impacts of Bechtel's termination. Besides claiming these costs against Bechtel, and if necessary, its surety, Connecticut Yankee is also exploring options to structure its recovery of these costs through a FERC rate application.  We cannot predict the outcome of this matter.

Yankee Atomic: We have a 3.5 percent ownership interest in Yankee Atomic. Billings to sponsor companies ended in July 2000 based on Yankee Atomic's determination that it had collected sufficient funds to complete the decommissioning effort. Therefore the Company is not currently collecting Yankee Atomic costs in its existing retail rates.

     In April 2003, Yankee Atomic filed with FERC for new rates to collect, from sponsor companies, the increased costs described above. FERC approved the resumption of billings starting June 2003 for a recovery period through 2010, subject to refund. The Company expects its share of these costs will be recoverable in future rates.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, we had cash and cash equivalents of $53.3 million, a decrease of $7.1 million from December 31, 2002. The decrease resulted from $36.5 million provided by operating activities, offset by $21 million used for investing, $21.8 million used for financing, $0.5 million used by the effect of exchange rate changes on cash and $0.3 million used by discontinuing operations. At September 30, 2002, we had cash and cash equivalents of $50 million, an increase of $4.5 million from the beginning of the year resulting from $28.6 million provided by operating activities, offset by $9.8 million used for investing, $14 million used for financing and $0.3 million used by discontinued operations.

     Our liquidity is primarily affected by the level of cash generated from operations, reduced by the funding requirements of ongoing construction programs, long-term debt maturities, mandatory sinking funds and dividend payments.  We believe that sufficient cash flow will be generated from operations to fund our anticipated needs for the foreseeable future.

Operating Activities  Net income, adjusted for non-cash items such as depreciation, deferred income taxes and investment tax credits provided cash of $21 million and $27.5 million for the first nine months of 2003 and 2002, respectively, while working capital and other operating activities provided about $15.5 million and $1.1 million, respectively.

Investing Activities Construction and plant expenditures totaled approximately $10.5 and $9 million for the first nine months of 2003 and 2002, respectively, while other investing activities totaled $0.4 and $0.8 million. Investing activities for the first nine months of 2003 also includes $10.1 million of restricted cash for non-utility investments as explained in Diversification below.

Financing Activities A summary for the first nine months of 2003 and 2002 follows (dollars in millions).

	2003	2002
Retirement of long-term debt	$(15.4)	$(1.2)
Dividends paid on common stock	(7.8)	(7.7)
Pay down of capital lease obligation	(0.8)	(0.8)
Dividends paid on preferred stock	(0.6)	(1.6)
Dividend reinvestment program	1.4	0.9
Exercise of stock options	1.4	0.4
Retirement of preferred stock	-	(4.0)
	$(21.8)	$(14.0)

Effect of Exchange Rate Changes on Cash  Net cash flow used by the effect of exchange rate changes on cash was $0.5 million in the first nine months of 2003, resulting from Catamount's foreign currency translations.

Discontinued Operations Cash used by discontinued operations was $0.3 million for the first nine months of 2003 and 2002. See discussion of Discontinued Operations below

Utility  Based on outstanding debt at September 30, 2003, the aggregate amounts of utility long-term debt maturities and sinking fund requirements are $10.5 million and $75 million for years 2003 and 2004. The $75 million Second Mortgage Bonds mature on August 1, 2004. We plan to refinance the $75 million at maturity. The type, timing and terms of future financing are dependent on the availability of refinancing sources and prevailing conditions in the financial markets. The 8.3 percent Dividend Series Preferred Stock is redeemable at par through a mandatory sinking fund of $1 million annually and we expect to redeem at par an additional $1 million on January 2, 2004. Substantially all of our utility property and plant is subject to liens under the First and Second Mortgage Bonds.

     We extended an aggregate of $16.9 million of letters of credit with Citizens Bank of Massachusetts, expiring on November 30, 2004. These letters of credit support three series of Industrial Development/Pollution Control Bonds, totaling $16.3 million. These letters of credit are secured by a first mortgage lien on the same collateral supporting our First Mortgage Bonds.

     Our long-term debt arrangements contain financial and non-financial covenants. At September 30, 2003, we were in compliance with all of our debt covenants related to various debt agreements.

     On October 27, 2003, the Company received $14.3 million, representing its share of cash distributions related to the Vermont Yankee sale.

Non-Utility  Catamount has a $25 million revolving credit/term loan facility and letters of credit, of which $6 million was outstanding at September 30, 2003. The facility expired on November 12, 2002 and on December 31, 2002 Catamount and its lender entered into the First Amendment to the facility that, among other things, extended the revolver facility for an additional two years. Under the two-year extension, Catamount can borrow against new operating projects subject to terms and conditions of the facility. Additionally, the outstanding revolver loans were converted to amortizing loans on a two-year term-out schedule. The interest rate is variable and prime-based. Catamount's assets secure the facility.  The aggregate amount of Catamount's long-term debt maturities, including Catamount's office building mortgage are $3.7 million and $2.5 million for years 2003 and 2004, respectively. Catamount's long-term debt contains financial and non-financial covenants. At September 30, 2003, Catamount was in compliance with all covenants under the revolver.

     Also see Diversification below for a discussion of Catamount's equity commitment in Sweetwater.

Credit Ratings  On August 12, 2003, Standard & Poor's affirmed our Corporate credit rating at 'BBB-', and reported the rating outlook is stable. The ratings affirmation reflects an improving regulatory environment, a diverse customer mix, stable demand growth and low operating risk.

     On September 10, 2003, Fitch IBCA ("Fitch") upgraded our first mortgage bonds to 'BBB+' from 'BBB' and second mortgage bonds to 'BBB' from 'BBB-'. Fitch also affirmed our preferred stock rating at 'BB+' and reported the rating outlook is stable. The higher ratings reflect our strengthening credit measures and lower business risk.

     Credit ratings should not be considered a recommendation to purchase stock. Current credit ratings are as follows:

	Standard & Poor's (1)	Fitch (1)
Corporate Credit Rating	BBB-	N/A
First Mortgage Bonds	BBB+	BBB+
Second Mortgage Bonds	BBB-	BBB
Preferred Stock	BB	BB+

                           (1)  Outlook: Stable

DIVERSIFICATION

     Catamount Resources Corporation was formed to hold our subsidiaries that invest in non-regulated business opportunities including Catamount and Eversant.

Catamount

Catamount invests through its wholly owned subsidiaries in non-regulated energy generation projects in the United States and Western Europe. As of September 30, 2003, through its wholly owned subsidiaries, Catamount has interests in eight operating independent power projects located in Glenns Ferry and Rupert, Idaho; Rumford, Maine; East Ryegate, Vermont; Thetford, England; Hopewell, Virginia; Thuringen, Germany and Mecklenburg-Vorpommern, Germany.

     Catamount's earnings for the third quarter and first nine months of 2003 include an income tax benefit of approximately $2.3 million, related to the consolidated federal income tax provision, which reflects a benefit at September 30, 2003 due to the expected sale of Connecticut Valley. The capital gain treatment on the sale allowed for a reduction of certain of Catamount's income tax valuation allowances, reflecting Management's best estimate that deferred income taxes for certain previously recorded equity losses will be realized.

     Excluding these income tax benefits, Catamount recorded losses of $1.4 million and $1.3 million for the third quarter and first nine months of 2003, compared to losses of $1.7 and $0.8 million for the comparable periods in 2002. Losses in 2003 are primarily related to lower equity earnings from certain of Catamount's investments, while losses in 2002 were primarily related to asset impairment charges taken for certain of its investments.

Information regarding certain of Catamount's investments follows:

Fibrothetford Limited At September 30, 2003, Catamount's note receivable balance from Fibrothetford was $2.8 million, including the foreign currency translation adjustment, and is included in non-utility investments. To the extent required, continuing equity losses have been applied as a reduction to the note receivable balance. Catamount reserved $0.5 and $1.4 million of note receivable interest income for the third quarter and first nine months of 2003, and $0.4 and $1.1 million for the comparable periods in 2002.

     On December 30, 2002, Catamount entered into a Sale and Purchase Agreement with a third party for the sale of its Fibrothetford investment interests. The buyer could have terminated the Agreement if the sale was not consummated prior to March 31, 2003. In July 2003, the buyer suspended the sale. Catamount cannot predict whether the sale will ultimately be consummated.

Glenns Ferry and Rupert Both Rupert and Glenns Ferry were issued an Events of Default notice by their lender in May 2002. Steam host restructurings in 2002 cured most of the events of default identified in the Events of Default notices. Rupert cured its remaining events of default in March 2003 and management anticipates that Glenns Ferry will cure its remaining events of default by the end of 2003. Management does not believe the events of default will have a material impact on Catamount.

Sweetwater On June 30, 2003, Catamount entered into an equity commitment for up to a $10.1 million equity investment in the 37.5-MW wind farm in Nolan County, Texas known as Sweetwater I. Providing conditions to the equity commitment are satisfied, Catamount will become an equity partner in December 2003. In connection with the obligation to fund this investment, Catamount had a letter of credit issued in favor of the project lender and collateralized the letter of credit with $10.1 million of cash. The cash is maintained in a certificate of deposit and is classified as restricted cash in the balance sheet. The project's financial advisor is currently seeking an additional equity investor for the project. If successful, Catamount's equity commitment would be reduced to $6.3 million.

See Competition - Risk Factors below for more information regarding Catamount.

Eversant

     Eversant has a $1.4 million investment, representing a 12 percent ownership interest in The Home Service Store, Inc. ("HSS"), as of September 30, 2003.  Eversant accounts for its investment in HSS on a cost basis.

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

     SmartEnergy Water Heating Services, Inc. had earnings of $0.1 million for the third quarter and $0.4 million for first nine months of 2003 and earnings of $0.1 million and $0.2 million for the comparable periods in 2002.

     Overall, Eversant recorded earnings of $0.1 million and $0.3 million for the third quarter and first nine months of 2003, respectively, compared to losses of $0.1 million and $0.4 million in the comparable periods of 2002. Favorable 2003 results reflect discontinuing its efforts to pursue non-regulated business opportunities. Also, in 2002, Eversant reversed an IRS interest expense accrual, previously recorded in the fourth quarter of 2001.

DISCONTINUED OPERATIONS - CONNECTICUT VALLEY SALE

     On December 5, 2002, we agreed to sell Connecticut Valley's franchise and plant assets to Public Service Company of New Hampshire ("PSNH"). The agreement resulted from months of negotiations with the Governor's Office of Energy and Community Services, NHPUC staff, the Office of Consumer Advocate, the City of Claremont and New Hampshire Legal Assistance. The sale is intended to resolve all Connecticut Valley restructuring litigation in New Hampshire and our stranded cost litigation at FERC. The sale is expected to close January 1, 2004.

     PSNH will pay to Connecticut Valley for Connecticut Valley's franchise, plant assets and related items, the net book value of the assets, which approximates $9 million at September 30, 2003, plus $21 million, plus certain other adjustments as provided in the agreement. PSNH will acquire Connecticut Valley's poles, wires, substations and other facilities, and several independent power obligations, including the Wheelabrator contract. The $21 million payment will enable Connecticut Valley and the Company to terminate their wholesale power contract.

     On January 31, 2003, Connecticut Valley, the Company, PSNH and various other parties asked the NHPUC to approve settlements and transactions related to the sale. The parties are seeking approval to implement restructuring in Connecticut Valley's service territory after the sale is completed, resolve litigation between the NHPUC, Connecticut Valley and the Company, and complete the sale.

     On May 23, 2003, the NHPUC approved the sale without conditions. In its order the NHPUC also approved the settlement with Wheelabrator. On September 30, 2003, FERC issued an order authorizing the sale of Connecticut Valley's jurisdictional facilities to PSNH. On October 2, 2003, FERC issued an order approving an Offer of Settlement to permit termination of the wholesale power contract and related exit fee proceedings upon completion of the sale.

     In accordance with SFAS No. 144, in the second quarter of 2003, the Company classified the assets and liabilities of Connecticut Valley as held for sale in the Condensed Consolidated Balance Sheets. In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated. For restatement purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated to reflect the impact of the sale on continuing operations. Previously, Connecticut Valley was reported as a separate segment.

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

     Summarized unaudited results of operations of the discontinued operations are as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003 2002		2003 2002

Operating revenues	$4,951	$5,526	$14,754	$15,403
Operating expenses
Purchased power	3,741	4,300	11,137	11,717
Other operating expenses	465	562	1,484	1,717
Income tax expense	305	271	884	793
Total operating expenses	4,511	5,133	13,505	14,227
Operating income	440	393	1,249	1,176

Other income (expense), net	(60)	(45)	(215)	(141)

Net Income from discontinued operations, net of taxes	$380	$348	$1,034	$1,035

     The assets and liabilities related to Connecticut Valley are reported as held for sale on the Condensed Consolidated Balance Sheets. The major classes of assets and liabilities are as follows (dollars in thousands):

	September 30 2003	December 31 2002
	(unaudited)	(unaudited)

Assets
Net utility plant	$9,074	$9,164
Other current assets	289	432
Total assets held for sale	$9,363	$9,596

Current Liabilities
Accounts payable	$2,075	$2,237
Short-term debt (a)	3,750	3,750
Total current liabilities of assets held for sale	$5,825	$5,987

(a) Related to a Note Payable to the Company, will be paid off at the time of the sale. Reported as Notes Receivable on the Condensed Consolidated Balance Sheets.

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

     On October 2, 2003, FERC issued an order approving an Offer of Settlement to permit termination of the wholesale power contract and related exit fee proceedings upon completion of the sale.

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

Wheelabrator Power Contract Connecticut Valley purchases power from several Independent Power Producers, who own qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978. In the first nine months of 2003, Connecticut Valley bought 27,406 mWh under long-term contracts with these facilities, 94 percent from Wheelabrator Claremont Company, L.P., ("Wheelabrator") which owns a trash-burning generating facility. Connecticut Valley had filed a complaint with FERC stating its concern that Wheelabrator has not been a qualifying facility since the facility began operation. On February 11, 1998, FERC denied Connecticut Valley's request for a refund of past power costs and lower future costs. Connecticut Valley's request for a rehearing was denied. Connecticut Valley appealed to the D.C. Circuit Court of Appeals. It denied the appeal, but said Connecticut Valley could seek relief from the NHPUC. On May 12, 2000, Connecticut Valley asked the NHPUC to amend the contract to permit purchase of only net output of the facility. Connecticut Valley also sought a refund, with interest, for purchases of the difference between net and gross output.

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

     A hearing on the settlement was held June 7, 2002. The NHPUC issued an Order on July 5, 2002, but did not rule on the settlement. Instead, the NHPUC said it would appoint a mediator to work with all parties to see if a new settlement could be reached. The NHPUC selected a mediator and, after several mediation sessions, the mediator issued a report on December 18, 2002. The opponents opposed the settlement.

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

Vermont Retail Rates

     Our current rates became effective with bills rendered July 1, 2001. These rates are based on our June 26, 2001 approved rate case settlement. In accordance with the PSB's Order approving the sale of the Vermont Yankee assets, on April 15, 2003, we filed Cost of Service Studies for rate years 2003 and 2004 to determine whether a rate decrease is appropriate in either year. On July 11, 2003, we reached an agreement with the DPS to freeze our rates through 2004 and cap our allowed return on equity through 2005, subject to a prior rate change. PSB approval is pending. See Note 5, Retail Rates, for more detail.

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

Regional Transmission Organizations  Pursuant to FERC Order No. 888 (issued April 1996) we operate our transmission system under an open-access tariff.

     In 1999, FERC began work to amend regulations and facilitate formation of regional transmission organizations ("RTO"). Late that year, FERC issued Order No. 2000 for that purpose. Since then, we participated in numerous related proceedings. On November 22, 2002, NEPOOL notified FERC that it was withdrawing a proposal made with New York to form the Northeast RTO, and later suggested creation of an RTO for New England. We, along with other transmission-owning entities in New England, including VELCO, participated in discussions to create an Open Access Transmission Tariff and Transmission Owners Agreement to govern the provision of transmission services in conjunction with the formation of an RTO for New England, in compliance with Order No. 2000.

     In July 2002, FERC issued a Standard Market Design Notice of Proposed Rulemaking ("SMD NOPR") to establish nationwide rules for power markets and RTOs. After 10 months of outreach and input from stakeholders, FERC issued a White Paper on April 28, 2003 to clarify its positions. The rulemaking is designed to separate governance and operation of the transmission system from generation companies and other market participants and facilitate power markets with common rules.

     On October 31, 2003, ISO-New England and the transmission-owning entities in New England, including the Company, filed a joint proposal with FERC to create an RTO for New England. Also, on October 31, 2003, certain transmission owners in New England reached an agreement to submit (no later than February 1, 2004) a tariff, agreements and other documents to FERC to include costs associated with certain transmission facilities, commonly referred to as the Highgate Facilities, in region-wide rates as set forth in the proposal to create an RTO for New England. We cannot predict the outcome of this matter or its impact.

Standard Market Design ("SMD") ISO-New England implemented SMD on March 1, 2003. Some changes resulting from SMD include:

  Energy pricing based in part on transmission congestion and marginal losses experienced at each location within the region. Previously, costs of congestion and losses were spread across New England energy providers on a pro rata basis.
  Location-specific pricing, based on where Generators and load connect to the New England system. Generation is priced at specific locations ('nodes') while load is priced by 'zones' (each state is a zone, except Massachusetts, which is comprised of 3 zones).
  Day-ahead and real-time energy markets, allowing participants to settle transactions involving load and generation real-time or one day in advance.
  An auction-based system of Financial Transmission Rights ("FTR") allowing participants to hedge congestion risks. FTR holders are paid a share of day-ahead congestion revenue, while auction proceeds are given to load entities that experience day-ahead congestion or companies that increase the capacity of the network.
  Increased ISO-NE financial assurance requirements for market participants, based on their credit ratings and financial conditions.

     The vast majority of our generating resources are located in Vermont or delivered at locations such that congestion is expected to be lower than what had been our share of regional congestion. Because of their magnitude, marginal loss costs and, to a lesser extent, congestion costs have the greatest potential to change the cost of service compared to the pre-SMD environment.

     In general, we own or hold entitlements to generation that can be self-scheduled in the day-ahead or real-time market. We have been using the day-ahead market to clear the majority of our load and generation, including generation resources that we self-schedule, with any remaining resources and residual load settling in the real-time market. We use our largely firm-priced sources and mitigation products such as FTRs to limit power cost risks.

     At this time, much of New England's existing and proposed high-voltage transmission system costs are shared among all New England utilities. VELCO is planning several upgrades, which have been approved by NEPOOL for similar cost treatment. However, the cost of other future transmission facilities may be charged only to the area benefiting from the new investments and our share of those costs will be affected by FERC cost-allocation rulings.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Recent Accounting Pronouncements included in our annual report on Form 10-K for the year ended December 31, 2002, as well as footnote 1 to the condensed financial statements included in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMPETITION - RISK FACTORS

Utility We expect power distribution and transmission service to our customers to continue on an exclusive basis subject to continuing economic regulation. If retail competition is implemented in our Vermont service territory, we are unable to predict the impact on our revenues, our ability to retain existing customers with respect to their power supply purchases and attract new customers or the margins that will be realized on retail sales of electricity, if any such sales are sought. Also see Note 2, Regulatory Accounting.

Interest Rate Risk As of September 30, 2003, we have $16.3 million of Industrial Development/Pollution Control bonds outstanding, of which $10.8 million have an interest rate that floats monthly with the short-term credit markets and $5.5 million that floats every five years with the comparable credit markets. All other utility debt has a fixed rate. There are no interest lock or swap agreements in place. We have $49.7 million of consolidated temporary cash investments as of September 30, 2003, including $11.8 million of non-utility temporary cash investments. Interest rate changes could also impact calculations related to estimated pension and other benefit liabilities, affecting pension and other benefit expenses and potentially requiring contributions to the trusts.

Equity Market Risk As of September 30, 2003, our pension trust held marketable equity securities in the amount of $39.6 million and our share of the Millstone Unit #3 decommissioning trust held marketable equity securities of $2.6 million. We also maintain a variety of insurance policies in a Rabbi Trust with a current value of $5 million to support various supplemental retirement and deferred compensation plans. The current values of certain of these policies are affected by changes in the equity market.

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

Interest Rate Risk Catamount has a variable rate revolving credit/term loan facility with an outstanding balance of $6 million at September 30, 2003. The outstanding balance is scheduled to term out towards the end of 2004 thereby reducing Catamount's exposure to interest rate risk. Catamount also maintains cash and temporary cash investment accounts to meet its liquidity needs. At September 30, 2003, Catamount's cash and temporary cash investments, excluding restricted cash amounted to $12.2 million.

     For additional information related to utility and non-utility risk factors see Competition - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2002.

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

Item 2.	Changes in Securities.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	List of Exhibits
		10.16.28	Security Agreement dated October 7, 2003 between Central Vermont Public Service Corporation and ISO New England Inc.
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Item 5. Item 5. Items 7. & 12. Item 9.

Dated August 12, 2003 re: Standard & Poor's Rating Services affirmed the Company's corporate credit rating of BBB- with a stable outlook.

Dated September 10, 2003 re: Fitch Ratings press release announcing upgrade of the Company's first mortgage bonds to BBB+ from BBB, second mortgage bonds to BBB from BBB-, and affirmation of preferred stock rating at BB+.

No other Current Reports on Form 8-K were filed during the third quarter of 2003; however

On October 23, 2003, the Company filed a Current Report on Form 8-K dated October 23, 2003 under Items 7 and 12 a press release reporting the results of the Company's operations for the third quarter ending September 30, 2003.

Dated October 28, 2003 re: Investor Relations presentation conducted at Edison Electric Institute Financial Conference before an audience of electric industry analysts and professionals. The presentation was delivered by the Company's Chief Executive Officer and Chief Financial Officer.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)

By	/s/ Jean H. Gibson
Jean H. Gibson Senior Vice President, Principal Financial Officer, and Treasurer

Dated  November 10, 2003

EXHIBIT INDEX
Exhibit Number	Exhibit Description
10.16.28	Security Agreement dated October 7, 2003 between Central Vermont Public Service Corporation and ISO New England Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.