Form 10-Q
period 2004-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2004-05-07
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes          No   X

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2004 there were outstanding 12,102,961 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q - 2004

Table of Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(unaudited)
	Three Months Ended March 31
	2004	2003

Operating Revenues	$84,114	$79,476

Operating Expenses
Operation
Purchased power	57,922	39,538
Production and transmission	6,642	7,307
Other operation	11,162	12,493
Maintenance	3,624	3,219
Depreciation	4,028	3,972
Other taxes, principally property taxes	3,442	3,346
Taxes on income	(2,086)	2,760
Total operating expenses	84,734	72,635

Operating (Loss) income	(620)	6,841
Other Income and Deductions
Equity in earnings of affiliates	215	436
Allowance for equity funds during construction	29	17
Other income, net	1,659	659
Provision for income taxes	(534)	(433)
Total other income and deductions, net	1,369	679

Total Operating and Other Income	749	7,520
Interest Expense
Interest on long-term debt	2,488	2,843
Other interest	179	84
Allowance for borrowed funds during construction	(12)	(8)
Total interest expense, net	2,655	2,919

(Loss) income from continuing operations	(1,906)	4,601
Income from discontinued operations, net of tax (including gain on
disposal of $12,386 in 2004)	12,256	359
Net Income	10,350	4,960

Dividends on preferred stock	258	299

Earnings Available for Common Stock	$10,092	$ 4,661

Per Common Share Data:
Basic:
(Loss) earnings from continuing operations	$ (.18)	$ .36
Earnings from discontinued operations	$ 1.02	$ .04
Earnings per share	$ .84	$ .40

Diluted:
(Loss) earnings from continuing operations	$ (.18)	$.35
Earnings from discontinued operations	$ 1.00	$.04
Earnings per share	$ .82	$.39

Average shares of common stock outstanding - basic	12,063,879	11,776,658
Average shares of common stock outstanding - diluted	12,286,867	11,979,743

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31

	2004	2003
Net Income	$10,350	$4,960

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(61)	183
Unrealized gain (loss) on securities	3	(62)
Comprehensive income	$10,292	$5,081

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31 2004	December 31 2003
Assets	(unaudited)

Utility Plant, at original cost	$497,318	$495,162
Less accumulated depreciation	210,585	207,474
Net utility plant	286,733	287,688

Construction work-in-progress	10,380	9,988
Nuclear fuel, net	1,328	1,016
Total utility plant	298,441	298,692

Investments and Other Assets
Investments in affiliates	9,161	9,303
Non-utility investments	34,070	34,765
Non-utility property, less accumulated depreciation	2,160	2,236
Millstone decommissioning trust fund	4,460	4,340
Available for sale securities	12,633	-
Other	5,463	5,249
Total investments and other assets	67,947	55,893

Current Assets
Cash and cash equivalents	69,459	58,147
Restricted cash	-	2,000
Available for sale securities	9,213	-
Notes receivable	312	3,750
Accounts receivable, less allowance for uncollectible accounts ($1,750 in 2004 and $1,578 in 2003)	23,200	21,900
Unbilled revenues	15,042	17,505
Materials and supplies, at average cost	3,432	3,699
Prepayments	3,334	3,226
Other current assets	2,059	2,522
Assets held for sale	-	9,292
Total Current Assets	126,051	122,041

Deferred Charges and Other Assets
Regulatory assets	16,028	17,555
Other deferred charges - regulatory	31,397	30,929
Other	5,447	6,209
Total deferred charges and other assets	52,872	54,693

Total Assets	$545,311	$531,319

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in thousands)

	March 31 2004	December 31 2003
Capitalization and Liabilities	(unaudited)

Capitalization
Common stock, $6 par value, authorized 19,000,000 shares (issued 12,097,742 and 11,807,495)	$72,411	$72,119
Other paid-in capital	50,482	51,334
Accumulated other comprehensive income	427	485
Deferred compensation plans - employee stock ownership plans	(642)	(969)
Retained earnings	93,604	88,282
Total common stock equity	216,282	211,251
Preferred and preference stock	8,054	8,054
Preferred stock with sinking fund requirements	7,000	9,000
Long-term debt	126,750	126,750
Capital lease obligations	10,418	10,693
Total capitalization	368,504	365,748

Current Liabilities
Current portion of preferred stock	1,000	1,000
Current portion of long-term debt	153	2,657
Accounts payable	3,330	6,650
Accounts payable - affiliates	13,064	10,985
Accrued income taxes	13,414	196
Accrued interest	1,958	2,801
Dividends declared	2,778	-
Nuclear decommissioning costs	4,030	4,026
Other current liabilities	17,024	18,697
Liabilities of assets held for sale	-	5,499
Total current liabilities	56,751	52,511

Deferred Credits and Other Liabilities
Deferred income taxes	31,063	36,713
Deferred investment tax credits	4,762	4,880
Nuclear decommissioning costs	21,928	22,934
Asset retirement obligations	3,498	3,449
Other	58,805	45,084
Total deferred credits and other liabilities	120,056	113,060

Commitments and Contingencies

Total Capitalization and Liabilities	$545,311	$531,319

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(Dollars in thousands)
(unaudited)

	Three Months Ended March 31
	2004 2003
Retained Earnings at Beginning of Period	$88,282	$80,077
Net (Loss) Income from continuing operations	(1,906)	4,601
Net Income from discontinued operations	12,256	359
Retained Earnings Before Dividends	98,632	85,037

Cash Dividend Declared
Preferred Stock	258	299
Common Stock	5,550	5,181
Total Dividends Declared	5,808	5,480
Performance Share Plan	780	121
Other Adjustments	-	(38)
Retained Earnings at End of Period	$93,604	$79,640

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three Months Ended March 31
	2004	2003
Cash Flows Provided (Used) By:
Operating Activities
Net (loss) income from continuing operations	$(1,906)	$4,601
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of affiliates	(215)	(436)
Dividends received from affiliates	232	404
Equity in earnings from non-utility investments	(1,473)	(2,127)
Distribution of earnings from non-utility investments	2,784	1,789
Depreciation	4,028	3,972
Amortization of capital leases	275	274
Deferred income taxes and investment tax credits	(5,559)	8
Net amortization of nuclear replacement energy and maintenance costs	109	164
Amortization of conservation and load management costs	-	554
Reserve for loss on power contract (SFAS No. 5 loss accrual)	14,351	-
Amortization of SFAS 5 loss accrual	(299)	-
(Increase) decrease in accounts receivable and unbilled revenues	(279)	1,330
Decrease in accounts payable	(1,427)	(128)
Increase in accrued income taxes	4,488	2,860
Decrease (increase) in current assets	254	(344)
Decrease in current liabilities	(2,836)	(1,623)
Increase in pension and benefit obligations	1,224	905
Decrease in long-term assets	762	1,250
Decrease in long-term liabilities and other	(1,806)	(563)
Net cash provided by operating activities of continuing operations	12,707	12,890
Investing Activities
Construction and plant expenditures	(4,415)	(3,258)
Conservation and load management expenditures	(30)	(48)
Return of capital	127	23
Investments in available for sale securities	(21,857)	-
Non-utility investments	(49)	-
Other investments, net	-	(73)
Net cash used for investing activities of continuing operations	(26,224)	(3,356)
Financing Activities
Proceeds from exercise of stock options	393	320
Proceeds from dividend reinvestment program	469	441
Retirement of preferred stock	(2,000)	-
Retirement of long-term debt	(2,508)	(12,567)
Restricted cash	2,000	-
Common and preferred dividends paid	(3,030)	(2,587)
Reduction in capital lease obligations	(275)	(274)
Net cash used for financing activities of continuing operations	(4,951)	(14,667)

Effect of exchange rate changes on cash	(20)	(175)

Cash flows provided by (used for) discontinued operations	29,800	(56)

Net Increase (Decrease) in Cash and Cash Equivalents	11,312	(5,364)
Cash and Cash Equivalents at Beginning of Year	58,147	60,364
Cash and Cash Equivalents at End of Year	$69,459	$55,000
Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of amounts capitalized)	$3,336	$3,655
Income taxes (net of refunds)	$52	$786

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

About Central Vermont Public Service Corporation  Central Vermont Public Service Corporation (the "Company") is a Vermont-based electric utility that transmits, distributes and sells electricity, and invests in renewable and independent power projects. Wholly owned subsidiaries include: Catamount Energy Corporation ("Catamount"), which invests primarily in wind energy projects in the United States and the United Kingdom; Eversant Corporation ("Eversant"), which operates a rental water heater business through its subsidiary, SmartEnergy Water Heating Services, Inc.; and Connecticut Valley Electric Company Inc. ("Connecticut Valley"), which completed the sale of substantially all of its plant assets and franchise on January 1, 2004. Prior to the sale, Connecticut Valley distributed and sold electricity in parts of New Hampshire. See Note 4 - Discontinued Operations.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for financial statements. In Management's opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the 12 months ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003 and the Company's Securities and Exchange Commission filings.

Regulatory Accounting  The Company is regulated by the Vermont Public Service Board ("PSB"), the Connecticut Department of Public Utility and Control and the Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations. The Company prepares its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for its regulated Vermont service territory and its FERC-regulated wholesale business. Based on a current evaluation of the factors and conditions expected to impact future cost recovery, Management believes future recovery of its regulatory assets in the State of Vermont and wholesale business is probable.

Under SFAS No. 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment such that regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. In the event that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the Company would be required to write off related regulatory assets, certain other deferred charges and regulatory liabilities that are summarized in the table that follows (in thousands):

	March 31	December 31
Net Regulatory Assets, Deferred Charges and Regulatory Liabilities	2004	2003
Regulatory assets *
Conservation and load management ("C&LM")	$566	$517
Nuclear refueling outage costs - Millstone	-	109
Income taxes	5,565	5,640
Maine Yankee nuclear power plant dismantling costs (a)	6,989	7,287
Connecticut Yankee nuclear power plant dismantling costs (a)	2,760	2,980
Unrecovered plant and regulatory study costs (b)	-	874
Other regulatory assets	148	148
Subtotal Regulatory assets	16,028	17,555

Other deferred charges - regulatory
Vermont Yankee fuel rod maintenance deferral **	3,174	3,101
Vermont Yankee sale costs **	8,841	8,704
Yankee Atomic incremental dismantling costs (a)	7,412	7,481
Connecticut Yankee incremental dismantling costs (a)	10,347	10,347
Unrealized loss on power contract derivatives	1,623	1,296
Subtotal Other deferred charges - regulatory	31,397	30,929

Page 9 of 38
Other deferred credits ***
Millstone Decommissioning	383	304
IPP Settlement Reimbursement and VEPPI cost mitigation	881	757
Vermont utility mandated earnings cap	3,294	3,220
Vermont Yankee NEIL Insurance refund (c)	846	461
Asset Retirement Obligation - Millstone Unit #3	963	891
Unrealized gain on power contract derivative	47	444
Other regulatory liabilities	542	602
Subtotal Other deferred credits	6,956	6,679

Net Regulatory assets, deferred charges and other deferred credits	$40,469	$41,805

*     Regulatory assets are currently being recovered in rates and, with the exception of C&LM and Other regulatory assets,        include an associated return.

**   These items include a provision for carrying costs and will be addressed in the Company's next rate proceeding, per the        approved PSB Accounting Orders that are associated with them.
*** Included in Other in Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

  Regulatory assets related to Connecticut Yankee and Maine Yankee represent estimated decommissioning costs that are being collected from the Company's customers through its existing retail rate tariffs. The estimated incremental dismantling costs for these facilities and for Yankee Atomic that are not included in retail rates are recorded as deferred charges. In October 2003, the PSB approved an Accounting Order for treatment of these incremental costs as deferred charges, to be addressed in the Company's next rate proceeding. Also see Note 11 - Commitments and Contingencies.
  The Company had been recovering costs related to its past investment in Seabrook through its wholesale power contract with Connecticut Valley. The contract was terminated on January 1, 2004 as a result of the Connecticut Valley sale, and the remaining regulatory asset was written off in the first quarter of 2004. The write-off is offset against the gain on the sale. See Note 4 - Discontinued Operations.
  Pursuant to PSB approval of the Vermont Yankee sale, distributions from Nuclear Electric Insurance Limited ("NEIL") received by Vermont Yankee and passed to the Company and one other sponsor company, must benefit ratepayers through programs to promote renewable resources. The March 31, 2004 balance represents the Company's share of Vermont Yankee's NEIL refunds received in March 2004 and March 2003. On April 7, 2004, the PSB approved the Company's plan for use of these funds.

Other Deferred Credits The Company's other deferred credits and other liabilities include the following (in thousands):

	March 31 2004	December 31 2003
Accrued pension benefits	$13,362	$12,562
Accrued postretirement medical and other benefits	8,300	7,877
Environmental reserve (long-term portion)	5,580	5,983
Non-legal asset retirement obligation	5,496	5,226
Other deferred credits - regulatory	6,956	6,679
Deferred tax liabilities	4,351	4,451
Reserve for loss on power contract	12,856	-
Other	1,904	2,306
Total	$58,805	$45,084

Other Current Liabilities The Company's miscellaneous current liabilities include the following (in thousands):

	March 31 2004	December 31 2003
Accrued employee costs - payroll and medical	$2,125	$3,373
Other taxes and Energy Efficiency Utility	3,130	3,254
Deferred compensation plans	2,796	2,749
Customer deposits, prepayments and interest	1,384	2,021
Obligation under capital leases	1,097	1,097
Environmental and accident reserves	2,029	1,755
Accrued joint owned expenses	263	302
Reserve for loss on power contract	1,196	-
Miscellaneous accruals	3,004	4,146
Total	$17,024	$18,697

Discontinued Operations The assets and liabilities of Connecticut Valley are classified as held for sale in the Condensed Consolidated Balance Sheets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"). In addition, as required by SFAS No. 144, the results of operations related to Connecticut Valley are reported as discontinued operations, and prior periods have been restated to conform to this presentation. For presentation purposes, certain of the Company's common corporate costs, which were previously allocated to Connecticut Valley, have been reallocated back to continuing operations to reflect the sale's impact on continuing operations. We began to present Connecticut Valley as discontinued operations in the second quarter of 2003 based on the New Hampshire Public Utility Commission's ("NHPUC") approval of the sale of Connecticut Valley's plant assets and franchise to Public Service Company of New Hampshire ("PSNH"). The first quarter of 2003 is presented as if the sale had been approved at that time. See Note 4 - Discontinued Operations.

Stock Based Compensation The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its stock option plans. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, the following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at date of grant was estimated using the Black Scholes option-pricing model for the first quarter of 2004 and the binomial option-pricing model for the first quarter of 2003. This change in methodology did not materially alter the results of the computation.

	March 31
	2004	2003
(in thousands, except per share amounts)

Earnings available for common stock, as reported	$10,092	$4,661
Deduct: Total stock-based employee compensation expense *	41	37

Pro forma net income	$10,051	$4,624

Earnings per share:
Basic - as reported	$.84	$.40
Basic - pro forma	$.83	$.39

Diluted - as reported	$.82	$.39
Diluted - pro forma	$.82	$.39

* Fair value based method for all awards, net of related tax effects.

Cash and Cash Equivalents The Company considers all liquid investments with an original maturity of three months or less when acquired to be cash and cash equivalents.

Restricted Cash  The Company used $2 million of restricted cash in January 2004 to redeem preferred stock, including a $1 million mandatory sinking fund payment for 2004 and a $1 million optional payment.

Reclassifications The Company will record reclassifications to the financial statements of the prior year when considered necessary or to conform to current-year presentation.

Recent Accounting Pronouncements

Medicare Prescription Drug, Improvement and Modernization Act of 2003: See Note 9 - Pension and Postretirement Benefits.

Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") and in December 2003 the FASB issued its revision ("FIN 46R") which addressed the requirements for consolidating certain variable interest entities ("VIE").  This interpretation clarified application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and replaced current accounting guidance relating to consolidation of certain special purpose entities.  FIN 46 requires identification of the Company's participation in variable interest entities established on the basis of contractual, ownership or other monetary interests.  A VIE is defined as an entity in which the equity investors do not have a controlling interest, and the equity investment at risk is insufficient to fund future activities to permit the VIE to operate on a stand alone basis without receiving additional financial support.  It requires the primary beneficiary of a variable interest entity to consolidate that entity.  The Company was not required to consolidate any existing interests in unconsolidated entities pursuant to requirements of FIN 46.  The Company adopted FIN 46 at December 31, 2003.

NOTE 2 - INVESTMENTS IN AFFILIATES

Vermont Yankee Nuclear Power Corporation ("Vermont Yankee") Summarized financial information is as follows (dollars in thousands):

	Three Months Ended March 31
Earnings	2004	2003
Operating revenues	$49,146	$47,968
Operating (loss) income	$(174)	$228
Net income	$143	$685

Company's equity in net income	$84	$228

     In November 2003, the Company's ownership interest in Vermont Yankee increased from 33.23 percent to 58.85 percent as a result of repurchase of shares held by certain non-Vermont sponsors. The non-Vermont sponsors remain obligated under all agreements with Vermont Yankee, including their power purchase obligations under the Vermont Yankee power contract with Entergy. Although the Company owns a majority of the shares of Vermont Yankee, the Power Contracts, Sponsor Agreement and composition of the Board of Directors, under which Vermont Yankee operates, effectively restrict the Company's ability to exercise control over Vermont Yankee. Additionally, the Company has concluded, based on provisions of FIN 46, that it is not Vermont Yankee's primary beneficiary. Therefore, Vermont Yankee's financial statements have not been consolidated into the Company's financial statements.

     Vermont Yankee's revenues shown in the table above include sales to the Company of $17.1 million in 2004, and $16.7 million in 2003.

Vermont Electric Power Company, Inc. ("VELCO") Summarized financial information is as follows (dollars in thousands):

	Three Months Ended March 31
Earnings	2004	2003
Transmission revenues	$6,333	$5,635
Operating income	$1,428	$1,372
Net income	$310	$273

Company's equity in net income	$121	$171

     The Company's common stock ownership (voting and non-voting) changed from 50.6 percent to 50.5 percent in the third quarter of 2003. The decrease reflects acquisitions of non-voting common stock issued by VELCO in amounts below the Company's pro-rata ownership at the time of purchase. Although the Company owns 50.5 percent of VELCO's outstanding common stock, the Four-Party Agreement between the owners of Velco does not provide the Company ability to exercise control over VELCO. Additionally, the Company concluded, based on the provisions of FIN 46, that it is not VELCO's primary beneficiary. Therefore, VELCO's financial statements have not been consolidated into the Company's financial statements.

     VELCO's revenues shown in the table above include transmission services to the Company (reflected as production and transmission expenses in the Company's Condensed Consolidated Statements of Income) totaling $2.6 million in 2004 and $3.2 million in 2003.

Other Affiliates The Company has equity ownership interests in three nuclear plants, including 2 percent in Maine Yankee Atomic Power Company ("Maine Yankee"), 2 percent in Connecticut Yankee Atomic Power Company ("Connecticut Yankee"), and 3.5 percent in Yankee Atomic Electric Company ("Yankee Atomic"). These plants are permanently shut down and are conducting decommissioning activities. The Company's obligations related to these plants are described in Note 11 - Commitments and Contingencies.

NOTE 3 - NON-UTILITY INVESTMENTS

Catamount  As of March 31, 2004, Catamount had interests in nine operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; Rupert and Glenns Ferry, Idaho; Nolan County, Texas; Thetford, England; Thuringen, Germany; and Mecklenburg-Vorpommern, Germany.

     Catamount has projects under development in the United States and United Kingdom. In July 2003, Catamount established Catamount Cymru Cyf., an English and Wales private limited company, to develop a project located in Wales. In January 2004, Catamount Energy Limited and Catamount Cymru Cyf. issued stock to a third party Norwegian investor, thereby diluting Catamount's interest to 50 percent. The issuance of shares resulted in no gain or loss.

Additional information regarding certain of Catamount's investments follows.

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

Fibrothetford Limited ("Fibrothetford")  Catamount continues to discuss the sale of its Fibrothetford investment interests with third parties following the termination of a Sales and Purchase Agreement with a third party in December 2003. Catamount cannot predict whether a sale will ultimately be consummated.

Eversant   As of March 31, 2004, Eversant had a $1.4 million investment, representing a 12 percent ownership interest, in the Home Service Store, Inc. ("HSS"), which has established a network of affiliate contractors who perform home maintenance repair and improvements for HSS members. Eversant accounts for this investment on the cost basis.

NOTE 4 - DISCONTINUED OPERATIONS

     On January 1, 2004, Connecticut Valley completed the sale of substantially all of its plant assets and its franchise to PSNH. The sale, including termination of the power contract between the Company and Connecticut Valley, resolved all Connecticut Valley restructuring litigation in New Hampshire and the Company's stranded cost litigation at FERC.

     Cash proceeds from the sale amounted to about $30 million, with $9 million representing the net book value of Connecticut Valley's plant assets plus certain other adjustments, and $21 million as described below. In return, PSNH acquired Connecticut Valley's franchise, poles, wires, substations and other facilities, and several independent power obligations, including the Wheelabrator contract.

     As a condition of the sale, Connecticut Valley paid the Company $21 million to terminate its long-term power contract. In the first quarter of 2004, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies ("SFAS No. 5"), the Company recorded a $14.4 million pre-tax loss accrual related to termination of the power contract. The loss accrual represents management's best estimate of the difference between expected future sales revenue, in the wholesale market, for the purchased power that was formerly sold to Connecticut Valley and the cost of purchased power to be incurred to realize those future sales. The estimated life of the Company's power contracts that were in place to source the Connecticut Valley power contract extends through 2015. The loss accrual will be reversed and amortized on a straight-line basis through 2015, as required by GAAP.

     First quarter 2004 income from discontinued operations totaled $12.3 million, including a gain on disposal of discontinued operations of about $21.1 million, pre-tax, or $12.3 million, after-tax. The gain reflects the $30 million payment from PSNH, net of various other adjustments.

     For accounting purposes, components of the Connecticut Valley transaction are recorded in both continuing and discontinued operations in the consolidated income statement. The gain on the asset sale, net of tax, totaled $12.3 million, but the Company recorded a loss on power costs, net of tax, of $8.4 million relating to termination of the power contract with Connecticut Valley. When the two accounting transactions are combined, the result is a gain of $3.8 million.

   Summarized results of operations of the discontinued operations are as follows (in thousands):

	March 31	March 31
	2004	2003
Operating revenues	$-	$5,102
Operating expenses
Purchased power	-	3,878
Other operating expenses	243	526
Income tax (benefit) expense	(85)	299
Total operating expenses	158	4,703
Operating (loss) income	(158)	399
Other income (expense), net	28	(40)

Net (loss) income, net of tax	(130)	359

Gain from disposal, net of $8,729 tax	12,386	-

Income from discontinued operations, net of tax	$12,256	$359

     The major classes of Connecticut Valley's assets and liabilities reported as discontinued operations on the Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31	December 31
	2004	2003
Assets
Net utility plant	$ -	$9,251
Other current assets	-	41
Total assets of discontinued operations	$ -	$9,292

Liabilities
Accounts payable	$ -	$1,749
Short-term debt (a)	-	3,750
Total liabilities of discontinued operations	$ -	$5,499

(a) Related to a Note Payable due to the Company that was paid on January 1, 2004.

FERC Exit Fee Proceedings The January 1, 2004 termination of the wholesale power contract between the Company and Connecticut Valley resolved the Company's FERC litigation related to a February 1997 NHPUC Order in which it told Connecticut Valley to stop buying power from the Company.

Wheelabrator Power Contract Connecticut Valley had sought relief from the NHPUC related to its concern that Wheelabrator had not been a qualifying facility since it began operation. PSNH acquired Connecticut Valley's independent power obligations, including the Wheelabrator contract, as part of the January 1, 2004 sale described above, thus resolving this issue.

NOTE 5 - AVAILABLE FOR SALE SECURITIES

     The Company invested proceeds received from the Connecticut Valley sale, in addition to other cash on hand, in available for sale securities with various maturities. At March 31, 2004, these investments included $9.2 million with maturities greater than 90 days and less than one year, and $12.6 million with maturities greater than one year. Investments with maturities greater than 90 days and less than one year are included in Current Assets on the Condensed Consolidated Balance Sheet, while those with maturities greater than one year are included in Investments and Other Assets. These available for sale securities are subject to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") and reported at fair value. Realized gains and losses are included in interest income and unrealized gains and losses are recorded in other comprehensive income.

NOTE 6 - LONG-TERM DEBT

Utility Total utility long-term debt maturities and sinking fund requirements at March 31, 2004 amounted to $75 million related to the $75 million Second Mortgage Bonds, which mature on August 1, 2004. Currently, the Company intends and has the ability to refinance the $75 million at maturity; therefore, this debt remains classified as long term. On March 30, 2004, the Company filed for PSB approval, as required, to issue $75 million of first mortgage bonds in the private placement market. The Company expects a PSB order in May 2004. No payments are due on long-term debt for 2005 through 2007. Substantially all utility property and plant is subject to liens under the First and Second Mortgage Bonds. At March 31, 2004, the Company was in compliance with all debt covenants related to its various debt agreements.

Non-Utility  In January 2004, Catamount paid off a $2.5 million balance on its term loan, and in February 2004, Catamount notified the lender of its intent to terminate the credit facility, which is effective 90 days after notification. As a result of the notice of termination, the lender waived the remaining financial and operational covenant filings.

NOTE 7 - RETAIL RATES

     The Company recognizes adequate and timely rate relief is required to maintain its financial strength, particularly since Vermont law does not allow power and fuel costs to be passed to consumers through fuel adjustment clauses. The Company will continue to review costs and request rate increases when warranted.

Vermont Retail Rates The Company's current retail rates are based on a June 26, 2001 PSB Order approving a settlement with the DPS that provided for, among other things, a 3.95 percent rate increase effective July 1, 2001, and an allowed return on common equity of 11 percent for the year ending June 30, 2002 (capped through January 1, 2004).

     In April 2003, the Company prepared cost of service studies for rate years 2003 and 2004, in accordance with the PSB's approval of the Vermont Yankee sale. The purpose of those filings was to determine whether a rate decrease was warranted in either year as a result of the sale of the Vermont Yankee plant. In July 2003, the Company agreed to a Memorandum of Understanding ("MOU") with the DPS regarding that filing. The MOU concluded that: 1) a rate decrease was not warranted; 2) the Company would decrease its allowed return on common equity from 11 percent to 10.5 percent effective July 1, 2003; 3) any earnings over the allowed cap of 10.5 percent would be applied to reduce deferred charges on the balance sheet; 4) the Company would file a fully allocated cost of service plan and a proposed rate redesign; and 5) the Company agreed to work cooperatively with the DPS to develop and propose an alternative regulation plan.

     Hearings on the MOU were conducted by the PSB in December 2003, and the PSB issued an Order on January 27, 2004 providing conditional approval for the MOU. It included the following significant modifications: 1) that the return on common equity be reduced to 10.25 percent; 2) starting January 1, 2004 the Company would begin new amortizations of deferred charges on the balance sheet at December 31, 2003 of about $2.5 million annually; and 3) that the Company would file with the PSB a proposal to apply the $21 million payment it received in connection with the Connecticut Valley sale to write down deferred charges.

     On February 3, 2004, the Company filed a Request for Reconsideration and Clarification, and following a workshop at the Company's request, on April 7, 2004, the PSB issued an Order in which it denied the Company's Request for Reconsideration and Clarification. As part of that order, the PSB issued an Order Opening Investigation and Notice of Prehearing Conference in Docket No. 9648 to investigate the Company's current rates. On April 30, 2004, the PSB issued an Order adopting a proposed schedule which anticipates proceedings through 2004 with a final order in March 2005, and includes a provision for the Company to file for a rate increase effective April 1, 2005. The Company cannot predict the outcome of the rate investigation at this time.

NOTE 8 - RECONCILIATION OF NET INCOME AND AVERAGE SHARES OF COMMON STOCK

     A reconciliation of net income to net income available for common stock and average common shares outstanding basic to diluted follows (in thousands):

	Quarters Ended March 31
	2004	2003
(Loss) income from continuing operations	$(1,906)	$4,601
Income from discontinued operations, net of tax	12,256	359
Net Income	10,350	$4,960
Preferred stock dividend requirements	258	299
Earnings available for common stock	$10,092	$4,661

Average shares of common stock outstanding - basic	12,063,879	11,776,658
Dilutive effect of stock options	162,851	99,668
Dilutive effective of performance plan shares	60,137	103,417
Average shares of common stock outstanding - diluted	12,286,867	11,979,743

NOTE 9 - PENSION AND POSTRETIREMENT BENEFITS

Net Periodic Benefit Costs  Components of net periodic benefit cost are as follows (in thousands):
	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2004	2003	2004	2003
Service cost	$755	$686	$135	$105
Interest cost	1,388	1,371	389	327
Expected return on plan assets	(1,406)	(1,489)	(108)	(77)
Amortization of prior service cost	99	99	-	-
Recognized net actuarial loss (gain)	-	-	345	211
Amortization of transition (asset) obligation	(37)	(37)	64	64
Net periodic benefit cost	$799	$630	$825	$630
Less amount allocated to other accounts	124	106	128	106
Net benefit costs expensed	$675	$524	$697	$524

Plan Assets  Pension costs and cash funding requirements are expected to increase in future years. As of March 31, 2004, the market value of pension plan trust assets was $62.4 million, including $41.8 million in marketable equity securities, $20.4 million in debt securities and $0.2 million in cash and accrued income. At December 31, 2003, pension plan trust assets were $61.3 million, including $42.5 million in marketable equity securities and $18.8 million in debt securities.

Employer Contributions  The Company made no contributions to the pension plan in the first quarter of 2004. In the first quarter of 2004, the Company paid $0.6 million for postretirement benefit payments compared to $0.5 million in the first quarter of 2003.

Medicare Prescription Drug, Improvement and Modernization Act of 2003  On January 12, 2004, the FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FAS No. 106-1") and on March 12, 2004, it was superseded by FAS No. 106-b. This was in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") and a federal subsidy to sponsors of retiree health care benefit plans that are at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. Certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor's ability to evaluate the direct effects of the new law and ancillary effects on plan participants' behavior and healthcare costs. Because of these uncertainties, FAS No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company is evaluating the new law and pending issuance of authoritative guidance and cannot predict the effect, if any, on the Company's results of operations, financial position and financial statement disclosure. Therefore, measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require the Company to change previously reported information.

NOTE 10 - INCOME TAXES

     Income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35 percent, primarily due to state and local income taxes, nondeductible expenses, dividends, life insurance and other items.  For the first quarter of 2004, taxes on income includes a $5.9 million benefit related to a SFAS No. 5 loss accrual as described in Note 4 - Discontinued Operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Nuclear Decommissioning The Company is responsible for its joint ownership share in Millstone Unit #3 decommissioning costs as described below. The Company is also one of several sponsor companies with ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic, and is responsible for paying its ownership percentage of decommissioning and all other costs for each plant. All four are seeking recovery of fuel storage related costs stemming from the default of the United States Department of Energy ("DOE") under the 1983 fuel disposal contracts that were mandated by the United States Congress under the High Level Waste Act. The damage claims related to Maine Yankee, Connecticut Yankee and Yankee Atomic are now pending in the Federal Court of Claims. None of the plants have included any allowance for potential recovery of these claims in their cost estimates.

     The Company's share of Maine Yankee, Connecticut Yankee and Yankee Atomic estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets or other deferred charges, and nuclear decommissioning liabilities (current and non-current). At March 31, 2004, the Company had regulatory assets of about $7 million related to Maine Yankee and $2.8 million related to Connecticut Yankee. These estimated costs are being collected from the Company's customers through existing retail and wholesale rate tariffs. At March 31, 2004, the Company also had other deferred charges of about $10.3 million related to incremental dismantling costs for Connecticut Yankee and $7.4 million for Yankee Atomic. The Company will adjust the associated regulatory assets, other deferred charges and nuclear decommissioning liabilities when revised estimates are provided.

Maine Yankee: The Company has a 2 percent ownership interest in Maine Yankee. In October 2003, Maine Yankee filed a FERC rate proceeding with an effective date for new rates no later than January 1, 2004. This filing proposed to extend the cost recovery period to 2010 from 2008. Since January 1, 2004, Maine Yankee's billings to sponsor companies have been based on its October 2003 FERC filing, subject to refund. Prior to that time, its billings were based on its rate case settlement approved by FERC on June 1, 1999.

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

     At Connecticut Yankee's December 2003 Board of Directors meeting, the Board endorsed an updated estimate of the costs for the plant's decommissioning project. This updated cost estimate (the "2003 Estimate") of approximately $823 million, represents an increase of about $389 million in 2003 dollars for the period 2000 through 2023. The 2003 Estimate is still undergoing review; it reflects the fact that Connecticut Yankee is now directly managing the work (self performing) to complete decommissioning of the plant following the default termination of Bechtel. Connecticut Yankee intends to update the estimate based on additional information when available including the results of competitive bidding of project work such as demolition. The 2003 Estimate does not include any allowance for recovery in the Bechtel contract dispute or the DOE damage claim described above.

     Connecticut Yankee is also beginning the preparation of a rate case application that is required to be filed with FERC by July 1, 2004 under the terms of its 2000 FERC rate case settlement. While Connecticut Yankee has not determined the rates it will seek in the forthcoming application, it anticipates that annual decommissioning collections would have to be increased significantly, beginning January 2005, to support anticipated project cash flow over the next several years and to fund long-term fuel storage through 2023.

     The Company's estimated aggregate obligation related to Connecticut Yankee is about $13.1 million. The timing, amount and outcome of these filings cannot be predicted at this time. The Company believes its share of Connecticut Yankee's decommissioning costs is probable of recovery in future rate proceedings.

Yankee Atomic: The Company has a 3.5 percent ownership interest in Yankee Atomic. Billings to the Company had ended in July 2000 based on Yankee Atomic's determination that it had collected sufficient funds to complete the decommissioning effort. The Company is not currently collecting Yankee Atomic costs in retail rates.

     In April 2003, Yankee Atomic filed with FERC, based on updated cost estimates, for new rates to collect these costs from sponsor companies. FERC approved the resumption of billings starting June 2003 for a recovery period through 2010, subject to refund. The Company expects its share of these costs will be recoverable in future rates. Based on a PSB-approved accounting order, the Company is deferring these costs.

Millstone Unit #3 The Company has a 1.7303 percent joint-ownership interest in Millstone Unit #3, in which Dominion Nuclear Corporation ("DNC") is the lead owner. The Company is responsible for its share of decommissioning costs and has an external trust dedicated to funding its joint ownership share of future decommissioning costs. Contributions to the Millstone Unit #3 Trust Fund have been suspended based on DNC's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's minimum calculation required. The Company could choose to renew funding at its own discretion as long as the minimum requirement is met or exceeded. In January 2004, the Company joined with DNC in a lawsuit against the DOE to seek recovery of fuel storage-related costs. The timing of this DOE case is not known. Currently, the Company is paying its share of expenses and will share in recovery, if any, in proportion to its ownership interest.

Vermont Yankee  In April 2004, in response to an NRC inspection conducted during Vermont Yankee's scheduled refueling outage, Entergy determined that two short spent fuel rod segments are not in their documented location in the spent fuel pool. According to station documentation, in 1979, the rods were placed in a special stainless steel container in the spent fuel pool. Entergy is continuing to investigate the matter, including reviewing the storage records and performing an inspection of the spent fuel pool to determine the location of the rod segments.

     By letter dated May 5, 2004, Entergy notified Vermont Yankee that based on the terms of the Purchase and Sale Agreement dated August 1, 2001, and facts at the present time, it is Entergy's view that costs arising in connection with the inspection it is undertaking are the responsibility of Vermont Yankee. Vermont Yankee is currently reviewing the letter and exploring its options. We cannot predict the outcome of this matter at this time.

Environmental   The Company believes that it is in compliance with all laws and regulations and has implemented procedures and controls to assess and assure compliance. Corrective action is taken when necessary. Below is a brief discussion of known material issues.

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

Brattleboro Manufactured Gas Facility In the 1940s, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company ordered a site assessment in 1999 on request of the State of New Hampshire. In 2001, New Hampshire said no further action was required, though it reserved the right to require further investigation or remedial measures. In 2002, the Vermont Agency of Natural Resources notified the Company that its corrective action plan for the site was approved. That plan is now in place.

Dover, New Hampshire, Manufactured Gas Facility In 1999, PSNH contacted the Company about this site. PSNH alleged that the Company was partially liable for cleanup, since the site was previously operated by Twin State Gas and Electric, which merged into the Company the day PSNH bought the facility. In 2002, the Company reached a settlement with PSNH in which certain liabilities it might have had were assigned to PSNH in return for a cash payment.

     As of March 31, 2004, a reserve of $7.2 million is recorded on the Condensed Consolidated Balance Sheet. This represents Management's best estimate of the cost to remedy issues at these sites.  There is no pending or threatened litigation regarding other sites with the potential to cause material expense. No government agency has sought funds from the Company for any other study or remediation.

NOTE 12 - SEGMENT REPORTING

     The Company's reportable operating segments include: Central Vermont Public Service Corporation ("CV"), which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont. Custom Investment Corporation is included with CV in the table below; Catamount Energy Corporation ("Catamount"), which invests in unregulated, energy generation projects in the United States and the United Kingdom; and All Other, which includes operating segments below the quantitative threshold for separate disclosure. These operating segments include: 1) Eversant Corporation ("Eversant"), which engages in the sale or rental of electric water heaters through a subsidiary, SmartEnergy Water Heating Services, Inc., to customers in Vermont and New Hampshire; 2) C. V. Realty, Inc., a real estate company whose purpose is to own, acquire, buy, sell and lease real and personal property and interests therein related to the utility business; and 3) Catamount Resources Corporation, which was formed to hold the Company's subsidiaries that invest in unregulated business opportunities.

     Connecticut Valley's results of operations are reported as discontinued operations and its assets are reported as held for sale in the segment table below. The Company began presenting Connecticut Valley as discontinued operations in the second quarter of 2003 based on the NHPUC approval of the sale of Connecticut Valley's plant assets and franchise to PSNH. The first quarter of 2003 is presented as if the sale had been approved at that time. See Note 4 - Discontinued Operations.

     Accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues include revenues for support services, including allocations of software systems and equipment, to Catamount and Eversant. Financial information by industry segment is as follows (in thousands):
THREE MONTHS ENDED MARCH 31
	CV VT	Catamount Energy Corporation	All Other (1)	Discontinued Operations	Reclassification & Consolidating Entries	Consolidated

2004
Revenues from external customers	$84,114	$1,016	$469	-	$(1,485)	$84,114
Intersegment revenues	24	-	-	-	(24)	-
Equity income - utility affiliates (2)	215	-	-	-	-	215
Equity income - non-utility affiliates (3)	-	1,473	-	-	(1,473) (5)	-
(Loss) income from continuing operations	(2,604)	581	117	-	-	(1,906)
Income from discontinued operations, net of tax (4)	-	-	-	$12,256	-	12,256
Assets held for sale at March 31, 2004 (4)	-	-	-	-	-	-
Total assets at March 31, 2004	497,898	45,404	3,703	-	(1,694)	545,311
2003
Revenues from external customers	$79,476	$52	$494	-	$(546)	$79,476
Intersegment revenues	28	-	-	-	(28)	-
Equity income - utility affiliates (2)	436	-	-	-	-	436
Equity income - non-utility affiliates (3)	-	2,127	-	-	(2,127) (5)	-
Income (loss) from continuing operations	4,629	(137)	109	-	-	4,601
Income from discontinued operations, net of tax (4)	-	-	-	$359	-	359
Assets held for sale at December 31, 2003 (4)	-	-	-	9,292	-	9,292
Total assets at December 31, 2003	472,493	48,300	3,874	9,292	(2,640)	531,319

  Includes segments below the quantitative threshold.
  See Note 2, Investments in Affiliates.
  See Note 3, Non-Utility Investments.
  See Note 4, Discontinued Operations.
  Included in Other Income, net.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
In this section we discuss the general financial condition and results of operations for Central Vermont Public Service Corporation (the "Company" or "we" or "our" or "us") and its subsidiaries. Certain factors that may impact future operations are also discussed. Our discussion and analysis is based on, and should be read in conjunction with, the accompanying Condensed Consolidated Financial Statements.

Forward-looking statements  Statements contained in this report that are not historical fact are forward-looking statements intended to qualify for the safe-harbors from liability established by the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Actual results will depend upon, among other things, the actions of regulators, performance of the Vermont Yankee nuclear power plant, effects of and changes in weather and economic conditions, volatility in wholesale power markets, our ability to maintain our current credit ratings, performance of our unregulated businesses, and other considerations such as operations of ISO-New England, changes in the cost or availability of capital, authoritative accounting guidance, and the effect of volatility in the equity markets on pension benefit and other costs. We cannot predict the outcome of any of these matters; accordingly, there can be no assurance that such indicated results will be realized. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

COMPANY OVERVIEW

     We are a Vermont-based electric utility that transmits, distributes, generates and sells electricity, and invests in renewable and independent power projects. We are regulated by the Vermont Public Service Board ("PSB"), the Connecticut Department of Public Utility and Control and the Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations. Our wholly owned unregulated subsidiaries include: Catamount Energy Corporation ("Catamount"), which invests in wind energy projects in the United States and United Kingdom; and Eversant Corporation ("Eversant"), which operates a rental water heater business through its subsidiary, SmartEnergy Water Heating Services, Inc. See Diversification below.

     On January 1, 2004, our wholly owned regulated subsidiary, Connecticut Valley Electric Company Inc. ("Connecticut Valley"), sold its plant assets and franchise to Public Service Company of New Hampshire ("PSNH"). Prior to the sale, Connecticut Valley distributed and sold electricity in New Hampshire. For accounting purposes, components of the Connecticut Valley transaction are recorded in both continuing and discontinued operations in the condensed consolidated income statement. The gain on the asset sale, net of tax, totaled $12.3 million, but we recorded a loss on power costs, net of tax, of $8.4 million relating to termination of the power contract with Connecticut Valley. When the two accounting transactions are combined to assess the total impact of the transaction, the result is a gain of $3.8 million. See discussion of Discontinued Operations below.

     The Vermont utility continues to generate sufficient cash flow to support ongoing operations. While Catamount has sufficient cash flow to cover its operating expenses, additional project investments will require financing or additional funding by the Company. Catamount is also seeking investors and partners to co-invest in the development, ownership and acquisition of projects. See Liquidity and Capital Resources below for more detail regarding cash flow, investment opportunities and refinancing arrangements related to our $75 million Second Mortgage Bonds that mature on August 1, 2004.

     Vermont regulatory issues remain our top priority. In that regard the PSB recently issued an order opening an investigation into whether our rates are just and reasonable. We also continue to monitor several State initiatives that could, over time, shift utility regulation away from cost-based regulation. These matters are discussed in more detail below.

VERMONT RETAIL RATES
     Our current retail rates are based on a June 26, 2001 PSB Order approving a settlement with the Vermont Department of Public Service ("DPS"), which provided for, among other things, a 3.95 percent rate increase effective July 1, 2001 and an allowed return on common equity of 11 percent for the year ending June 30, 2002 (capped through January 1, 2004).

     In July 2003, we agreed to a Memorandum of Understanding ("MOU") with the DPS regarding our April 2003 costs of service filings that were required based on PSB approval of the Vermont Yankee sale. The MOU concluded that: 1) a rate decrease was not warranted; 2) we would decrease our allowed return on common equity from 11 percent to 10.5 percent effective July 1, 2003; 3) any earnings over the allowed cap of 10.5 percent would be applied to reduce deferred charges on the balance sheet; 4) we would file a fully allocated cost of service plan and a proposed rate redesign; and 5) we would agree to work cooperatively with the DPS to develop and propose an alternative regulation plan.

     The PSB issued an Order on January 27, 2004 providing conditional approval for the MOU. It included the following significant modifications: 1) that the return on common equity be reduced to 10.25 percent; 2) starting January 1, 2004 we would begin new amortizations of deferred charges on the balance sheet at December 31, 2003 of about $2.5 million annually; and 3) that we would file with the PSB a proposal to apply the $21 million payment we received in connection with the Connecticut Valley sale to write down deferred charges.

     On February 3, 2004, we filed a Request for Reconsideration and Clarification of that Order and in March 2004 we participated in a workshop to review our filing. On April 7, 2004, the PSB issued an Order in which it denied our Request for Reconsideration and Clarification. As part of that order, the PSB issued an Order Opening Investigation and Notice of Prehearing Conference in Docket No. 9648 to investigate our current rates. On April 30, 2004, the PSB issued an Order adopting a proposed schedule which anticipates proceedings through 2004 with a final order in March 2005, and includes a provision for us to file for a rate increase effective April 1, 2005. We cannot predict the outcome of the rate investigation at this time.

ELECTRIC INDUSTRY RESTRUCTURING
     The State of Vermont is pursuing a variety of initiatives that are aimed at restructuring the provision of electric service without introducing retail choice. The following discussion highlights four initiatives of potential significance.

  Renewable Portfolio Standard  The possible introduction of a mandatory Renewable Portfolio Standard ("RPS") that could require us to purchase certain amounts of our energy supply requirement from new renewable resources. We cannot determine whether, or if, a mandatory RPS will ultimately be adopted or required in Vermont. If the RPS recently passed by the Vermont Senate were to be adopted, it would not require any changes in our power supply portfolio until January 1, 2013.
  Renewable Pricing Programs  The authorization of utility-sponsored renewable pricing programs to permit customers to voluntarily elect to either purchase all or part of their electric energy from renewable sources, or cause the purchase and retirement of tradable renewable energy credits on the participating customer's behalf. In either case, the purpose of such pricing programs is to increase the utility's reliance on renewable sources of energy beyond those the utility would otherwise be required to provide in accordance with its Integrated Resource Plan as approved by the PSB. On March 8, 2004, we filed our proposed renewable pricing program with the PSB for approval. If approved, the program will be priced in the form of a premium relative to the tariff that would otherwise apply. The premium would be cost-based so that it reasonably reflects the difference between acquiring the renewable energy and our alternative cost of power. The program will require that any costs of power in excess of our alternative cost of power will be borne solely by those customers who elect to participate in the renewable pricing program.
  Alternative Forms of Regulation  The authorization of alternative forms of regulation for electric utilities that, besides other criteria, establish a reasonably balanced system of risks and rewards that encourages the utility to operate as efficiently as possible. The PSB may approve an alternative regulation plan only if it finds that the plan will not have an adverse impact on our eligibility for rate-regulated accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reasonably preserves the availability of equity and debt capital resources to us on favorable terms and conditions.
  Vermont Hydro-electric Power Authority  The possible creation of a Vermont Hydro-electric Power Authority ("Authority") that would have authority to finance, purchase, own, operate, or manage any interest in the hydroelectric power facilities along the Connecticut and Deerfield Rivers located in Vermont, New Hampshire and Massachusetts, and to sell the electric energy under the control of the authority from those facilities at wholesale to authorized wholesale purchasers. At this time we cannot determine whether, or if, the proposed Authority will be created and, if so, whether it will be able to acquire an interest in the hydro-electric projects for which it is being created.

RISK FACTORS
Regulatory Risk We believe the Company currently complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71") for our regulated Vermont service territory and FERC-regulated wholesale businesses.  If we determine the Company no longer meets the criteria under SFAS No. 71, the accounting impact would be an extraordinary charge to operations of about $40.5 million on a pre-tax basis as of March 31, 2004, assuming no stranded cost recovery would be allowed through a rate mechanism.

     If retail competition is implemented in our Vermont service territory, we are unable to predict the impact on our revenues, our ability to retain existing customers with respect to their power supply purchases and attract new customers or the margins that will be realized on retail sales of electricity, if any such sales are sought.

Interest Rate Risk We have $16.3 million of Industrial Development/Pollution Control bonds outstanding as of March 31, 2004; of that amount $10.8 million has an interest rate that floats monthly with the short-term credit markets and $5.5 million that floats every five years with comparable credit markets. All other utility debt has a fixed rate. There are no interest lock or swap agreements in place.

     We have $69.5 million in consolidated cash and cash equivalents at March 31, 2004, and $21.8 million in available for sale securities, with $9.2 million invested in securities with maturities over 90 days to one year; and $12.6 million invested in securities with maturities over one year.

      Interest rate changes could also impact calculations related to estimated pension and other benefit liabilities, which could potentially require contributions to the trusts.

Equity Market Risk As of March 31, 2004, our pension trust held marketable equity securities in the amount of $41.8 million and our Millstone Unit #3 decommissioning trust held marketable equity securities of $3.3 million. We also maintain a variety of insurance policies in a Rabbi Trust with a current value of $5.5 million to support various supplemental retirement and deferred compensation plans. The current values of certain policies are affected by changes in the equity market.

Credit Risk See Financing and Credit Ratings discussion below.

Unregulated Business  Catamount is wholly focused on developing, owning and operating wind energy projects and is continuing to pursue sales of certain of its interests in non-wind electric generating assets.  Catamount's future success is dependent on the acceptance of wind power as an energy source by large producers, utilities, and other purchasers of electricity. In addition, there is no guarantee of wind power acceptance by potential customers as an energy source.

     Catamount will require additional capital to pursue its business plan. Catamount is seeking investors and partners to co-invest in the development, ownership and acquisition of projects. There can be no assurance that Catamount will be successful in securing a partner or obtaining additional funding from the Company.

DISCONTINUED OPERATIONS

     On January 1, 2004, Connecticut Valley completed the sale of substantially all of its plant assets and its franchise to PSNH. The sale, including termination of the power contract between the Company and Connecticut Valley, resolved all Connecticut Valley restructuring litigation in New Hampshire and the Company's stranded cost litigation at FERC.

     Cash proceeds from the sale amounted to about $30 million, with $9 million representing the net book value of Connecticut Valley's plant assets plus certain other adjustments, and $21 million as described below. In return, PSNH acquired Connecticut Valley's franchise, poles, wires, substations and other facilities, and several independent power obligations, including the Wheelabrator contract.

     As a condition of the sale, Connecticut Valley paid the Company $21 million to terminate its long-term power contract. In the first quarter of 2004, in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS No. 5"), the Company recorded a $14.4 million pre-tax loss accrual related to termination of the power contract. The loss accrual represents management's best estimate of the difference between expected future sales revenue, in the wholesale market, for the purchased power that was formerly sold to Connecticut Valley and the cost of purchased power to be incurred to realize those future sales. The estimated life of the Company's power contracts that were in place to source the Connecticut Valley power contract extends through 2015. The loss accrual will be reversed and amortized on a straight-line basis through 2015, as required by GAAP.

     First quarter 2004 income from discontinued operations totaled $12.3 million, including a gain on disposal of discontinued operations of about $21.1 million, pre-tax, or $12.3 million, after-tax. The gain reflects the $30 million payment from PSNH, net of various other adjustments.

     For accounting purposes, components of the Connecticut Valley transaction are recorded in both continuing and discontinued operations in the consolidated income statement. The gain on the asset sale, net of tax, totaled $12.3 million, but the Company recorded a loss on power costs, net of tax, of $8.4 million relating to termination of the power contract with Connecticut Valley. When the two accounting transactions are combined the result is a gain of $3.8 million.

   Summarized results of operations of the discontinued operations are as follows (in thousands):

	March 31	March 31
	2004	2003
Operating revenues	$ -	$5,102
Operating expenses
Purchased power	-	3,878
Other operating expenses	243	526
Income tax (benefit) expense	(85)	299
Total operating expenses	158	4,703
Operating (loss) income	(158)	399
Other income (expense), net	28	(40)

Net (loss) income, net of tax	(130)	359

Gain from disposal, net of $8,729 tax	12,386	-

Income from discontinued operations, net of tax	$12,256	$359

     The major classes of Connecticut Valley's assets and liabilities reported as discontinued operations on the Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31	December 31
	2004	2003
Assets
Net utility plant	$ -	$9,251
Other current assets	-	41
Total assets of discontinued operations	$ -	$9,292

Liabilities
Accounts payable	$ -	$1,749
Short-term debt (a)	-	3,750
Total liabilities of discontinued operations	$ -	$5,499

(a) Related to a Note Payable due to the Company that was paid on January 1, 2004.

FERC Exit Fee Proceedings The January 1, 2004 termination of the wholesale power contract between the Company and Connecticut Valley resolved the Company's FERC litigation related to a February 1997 New Hampshire Public Utility Commission's ("NHPUC") Order in which it told Connecticut Valley to stop buying power from the Company.

Wheelabrator Power Contract Connecticut Valley had sought relief from the NHPUC related to its concern that Wheelabrator had not been a qualifying facility since it began operation. PSNH acquired Connecticut Valley's independent power obligations, including the Wheelabrator contract, as part of the January 1, 2004 sale described above, thus resolving this issue.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, we had cash and cash equivalents of $69.5 million and working capital of $69.3 million. In the first quarter of 2004, cash and cash equivalents increased $11.3 million, reflecting net cash provided by operating activities of $12.7 million. Net cash used by investing activities amounted to $26.2 million mostly for investments in available for sale securities and construction expenditures. Net cash used in financing activities was $5 million, related to dividends paid on common and preferred stock and retirement of long-term debt. Cash provided by discontinued operations amounted to about $29.8 million, related to cash proceeds the Connecticut Valley sale.

     In the first quarter of 2004, we invested proceeds received from the Connecticut Valley sale, in addition to other cash on hand, in available for sale securities with various maturities. At March 31, 2004, these investments included $9.2 million with maturities greater than 90 days and less than one year, and $12.6 million with maturities greater than one year.

     We are currently considering investment alternatives. One such opportunity would be to invest additional funds in Vermont Electric Power Corporation, Inc.'s ("VELCO") planned transmission upgrades, with construction scheduled to begin in late 2004 and extending through 2007. Catamount has sufficient cash flow to cover its ongoing operating expenses, but additional project investments will require financing, or additional funding on the Company's part. Catamount is also seeking investors and partners to co-invest in the development, ownership and acquisition of projects.

     We believe that cash on hand and cash flow from operations will be sufficient to fund our business for the foreseeable future. Material risks to cash flow from operations include: loss of retail sales revenue from unusual weather; slower-than-anticipated load growth and unfavorable economic conditions; and increases in net power costs largely due to lower-than-anticipated margins on sales revenue from excess power.

Contractual Obligations
     Our significant contractual obligations as of March 31, 2004 are summarized in the table below.

Contractual Obligations	Payments Due by Period (in millions)
	Total	Remainder of 2004	2005 & 2006	2007 & 2008	Thereafter
Long-term Debt - utility	$126.8	$75.0	-	$3.0	$48.8
Long-term Debt - non-utility	.2	.2	-	-	-
Redeemable Preferred Stock	8.0	-	$2.0	2.0	4.0
Purchased Power Contracts (a)	1,409.9	98.8	279.2	281.9	750.0
Capital Lease	11.5	.8	2.2	1.8	6.7

Total Contractual Obligations	$1,556.4	$174.8	$283.4	$288.7	$809.5

(a) Includes power contract commitments with Hydro-Quebec, Vermont Yankee and various independent power producers. See Power Supply Matters below for more information related to these contracts.

Financing
Utility Total utility long-term debt maturities and sinking fund requirements at March 31, 2004 amounted to $75 million related to our $75 million Second Mortgage Bonds that mature on August 1, 2004. Currently, we intend and have the ability to refinance the $75 million at maturity, therefore this debt remains classified as long term. On March 30, 2004, we filed for PSB approval, as required, to issue $75 million first mortgage bonds in the private placement market. We expect a PSB order in May 2004. No payments are due on long-term debt for 2005 through 2007. Substantially all utility property and plant is subject to liens under the First and Second Mortgage Bonds.  At March 31, 2004, we were in compliance with all debt covenants related to our various debt agreements.

Non-Utility  In January 2004, Catamount paid off a $2.5 million balance on its term loan, and in February 2004, Catamount notified the lender of its intent to terminate the credit facility, which is effective 90 days after notification. As a result of the notice of termination, the lender waived the remaining financial and operational covenant filings. Catamount is now soliciting proposals from selected financial institutions for corporate and/or development credit facilities that will meet its business needs. Catamount cannot predict whether it will be able to ultimately solicit and enter into an appropriately priced corporate and/or development credit facility. Catamount's office building mortgage matured on April 15, 2004 and the balance was paid in full.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements are prepared in accordance GAAP, requiring us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. See Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on Form 10-K for a discussion of the estimates and judgments necessary in our accounting for regulation, discontinued operations, unregulated business, revenues, income taxes, decommissioning cost estimates, pension and postretirement benefits. The following is an update to the 2003 Form 10-K:

Regulation  If we determine the Company no longer meets the criteria under SFAS No. 71, the accounting impact would be an extraordinary charge to operations of about $40.5 million on a pre-tax basis as of March 31, 2004, assuming no stranded cost recovery would be allowed through a rate mechanism. Based on a current evaluation of the factors and conditions expected to impact future cost recovery, we believe future recovery of our regulatory assets in the State of Vermont for our retail and wholesale businesses is probable.

Pension and Postretirement Benefits Pension costs were $0.8 million in the first quarter of 2004, of which $0.7 million is reflected in results of operations and $0.1 million was allocated to accounts which are capitalized for accounting purposes. This compares to pension costs of $0.6 million in the first quarter of 2003, of which $0.5 million was reflected in results of operations and $0.1 million was allocated to accounts which are capitalized.

     Pension costs and cash funding requirements are expected to increase in future years. At March 31, 2004, the market value of pension plan trust assets was $62.4 million, including $41.8 million in marketable equity securities, $20.4 million in debt securities and $0.2 million in cash and accrued income. At December 31, 2003, pension plan trust assets were $61.3 million, including $42.5 million in marketable equity securities and $18.8 million in debt securities.

Reserve for Loss on Power Contract In accordance with SFAS No. 5, in the first quarter of 2004 the Company recorded a $14.4 million pre-tax loss accrual related to termination of its long-term power contract with Connecticut Valley. The contract was terminated as a condition of the Connecticut Valley sale described in Discontinued Operations above. The loss accrual represents management's best estimate of the difference between expected future sales revenue, in the wholesale market, for the purchased power that was formerly sold to Connecticut Valley and the cost of purchased power to be incurred to realize those future sales. The estimated life of the Company's power contracts that were in place to source the Connecticut Valley power contract extends through 2015.

     The loss accrual was estimated based on significant variables including assumptions about future power prices, the reallocation of power from the state-appointed purchasing agent ("VEPPI") and future load growth. Management will review this estimate at the end of each reporting period, and will increase the reserve if the revised estimate exceeds the loss accrual. Additionally, the loss accrual will be reversed and amortized on a straight-line basis through 2015, as required by GAAP.

RESULTS OF OPERATIONS
     The following sections of Management's Discussion and Analysis compare the results of operations for the first quarter of 2004 with the first quarter of 2003 and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this report.

Consolidated Summary: Consolidated first quarter 2004 earnings were $10.4 million, or 84 cents per basic and 82 cents per diluted share of common stock. This compares to first quarter 2003 earnings of $5 million, or 40 cents per basic and 39 cents per diluted share of common stock.

     When the sale of substantially all of the plant assets and franchise of Connecticut Valley became probable in the second quarter of 2003, results of its operations were required to be presented in the financial statements as discontinued operations. The sale was completed on January 1, 2004. As a result, first quarter 2004 discontinued operations include a gain, net of tax, of $12.3 million, or $1.02 per basic and $1.00 per diluted share of common stock. In the first quarter of 2003, discontinued operations contributed 4 cents to consolidated earnings.

     For accounting purposes, components of the Connecticut Valley transaction are recorded in both continuing and discontinued operations in the condensed consolidated income statement. The gain on the asset sale, net of tax, totaled $12.3 million, but the Company recorded a loss on power costs, net of tax, of $8.4 million relating to termination of the power contract with Connecticut Valley. When the two accounting transactions are combined to assess the total impact of the transaction, the result is a gain of $3.8 million.

     A reconciliation of diluted earnings per share follows.

2003 Earnings per diluted share		$.39

Year over Year Effects on Earnings:
Higher resale sales - mostly higher volume	.22
Higher retail sales - mostly higher volume due to weather	.11
Lower other costs	.07
Catamount earnings in 2004 versus loss in 2003	.06
Higher other operating revenue	.03
Lower sales to Connecticut Valley due to power contract termination	(.14)
Higher purchase power costs - excluding SFAS No. 5 loss accrual	(.19)
SFAS No. 5 loss accrual - termination of power contract	(.69)
Subtotal continuing operations		(.53)

Discontinued operations - 2003	(.04)
Gain on discontinued operations - 2004	$1.00
Subtotal		.96

2004 Earnings per diluted share		$.82

CONDENSED CONSOLIDATED INCOME STATEMENT DISCUSSION
The following includes a more detailed discussion of the components of our Condensed Consolidated Income Statements and related year-over-year variances.

Operating revenues: The majority of our operating revenues are generated through retail sales from our regulated Vermont utility business. Other resale sales are related to the sale of excess power from our owned and purchased power supply portfolio. Operating revenues and related mWh sales for the first quarter of 2004 and 2003 are summarized below:

	mWh		Revenues (000's)
	2004	2003	2004	2003
Retail sales:
Residential	282,436	273,019	$36,185	$34,914
Commercial	215,453	213,947	25,626	25,201
Industrial	111,466	101,779	9,520	8,932
Other retail	1,354	1,349	402	397
Total retail sales	610,709	590,094	71,733	69,444
Resale sales:
Firm (1)	1,404	1,497	52	60
RS-2 power contract (2)	-	32,404	-	2,862
Other resale sales	179,196	105,372	10,186	5,528
Total resale sales	180,600	139,273	10,238	8,450
Other revenues	-	-	2,143	1,582
Total	791,309	729,367	$84,114	$79,476

    Based on FERC filed tariffs.
    The wholesale power contract between the Company and Connecticut Valley, which was terminated on January 1, 2004. See Discontinued Operations above.

Operating Revenue increased $4.7 million, pre-tax, in the first quarter of 2004 compared to the same period in 2003 due to the following factors:

  Retail sales increased $2.3 million due to a 3 percent increase in volume mostly related to colder weather.
  The January 1, 2004 termination of the power contract with Connecticut Valley decreased revenue by $2.9 million.

  Resale sales increased $4.7 million due to higher committed forward sales in 2004 (volume and price), partially offset by lower short-term sales through ISO-New England. The volume increase resulted from wholesale requirements power released due to the termination of the power contract with Connecticut Valley, which made an additional 32,500 mWh available for resale, and more mWh available from our long-term purchase power contracts due to higher output in 2004.
  Other operating revenue increased $0.6 million due to higher transmission and pole attachment revenue.

Purchased Power: The cost components of purchased power for the first quarter of 2004 and 2003 are summarized below. Also see Power Supply Matters below for a detailed discussion of our power supply sources, power management, purchased power commitments and nuclear investments.

(dollars in thousands)	2004		2003
	mWh	Amount	mWh	Amount

Energy	722,288	$33,364	678,412	$29,004
Capacity:
Capacity purchases		10,127		10,534
SFAS No. 5 loss accrual		14,431		-
Total purchased power		$57,922		$39,538

Purchased Power increased $18.4 million, pre-tax, in the first quarter of 2004 compared to the same period in 2003 as a result of the following factors:

  In the first quarter of 2004, in accordance with SFAS No. 5 we recorded a $14.4 million pre-tax loss accrual related to termination of the power contract with Connecticut Valley. The loss accrual represents management's best estimate of the difference between expected future sales revenue, in the wholesale market, for the purchased power that was formerly sold to Connecticut Valley and the cost of purchased power to be incurred to realize those future sales. The estimated life of the Company's power contracts that were in place to source the Connecticut Valley power contract extends through 2015. The loss accrual will be reversed and amortized on a straight-line basis through 2015, as required by GAAP.
  Purchases under long-term power contracts with Vermont Yankee, Hydro-Quebec and Independent Power Producers resulted in a $2.3 million increase, mostly due to higher output from these generating sources.
  Short-term purchases through ISO-New England resulted in a $2.5 million increase, primarily due to higher market prices at the time of the purchases and volume relative to the same period in 2003.
  Other purchased power costs resulted in a $0.5 million decrease primarily due to a 2003 payment for an outstanding dispute related to Merrimack that was reimbursed in April 2003 with no comparable item in 2004.

Operating Expenses:  Operating expenses represent costs incurred to support our core business. These expenses, excluding purchased power, are described below.

Production and Transmission: These are expenses associated with generating electricity from our wholly and jointly owned units and transmission of electricity. The $0.7 million decrease for the first quarter of 2004 versus the first quarter of 2003 is primarily related to ISO-New England's open access transmission tariff.

Other operation  These expenses are primarily related to operating activity such as customer accounting, customer service, administrative and general, regulatory amortizations and deferrals and other operating costs incurred to support our core business. The $1.3 million decrease for the first quarter of 2004 compared to the same period in 2003 is related to lower conservation and load management amortizations, contractor costs, employee-related costs and other costs.

Maintenance This is primarily related to costs associated with maintaining our electric distribution system such as tree trimming and maintenance of overhead lines. The $0.4 million increase for the first quarter of 2004 compared to the same period in 2003 was related to higher tree trimming and maintenance costs partly due to pole attachments.

Depreciation We use the straight-line remaining-life method of depreciation. There was no significant variance for the first quarter of 2004 versus the first quarter of 2003.

Other taxes, principally property taxes This is primarily related to property taxes and payroll taxes. There was no significant variance for the first quarter of 2004 versus the first quarter of 2003.

Taxes on Income Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences and changes in valuation allowances for the periods. For the first quarter of 2004, taxes on income includes a $5.9 million benefit related to a SFAS No. 5 loss accrual as described in Discontinued Operations above.

Equity in earnings of affiliates:  These are related to our equity investments such as VELCO and Vermont Yankee. The $0.2 million decrease for the first quarter of 2004 compared to the first quarter of 2003 is primarily related to lower Vermont Yankee interest income due to delayed distribution of sale proceeds in 2003.

Other income, net: These income items, net of deductions, are related to the non-operating activities of the utility business and operating activities of our unregulated businesses. Other income, net was about $1.7 million in the first quarter of 2004 compared to $0.7 million in the first quarter of 2003. The variance is explained in the table below (dollars in millions):

2004 vs. 2003
Utility Business
Cash surrender value of life insurance policies	$0.1
Interest and dividend income	0.1
Unregulated Businesses
Catamount revenues and expenses	0.8
Total Variance	$1.0

     Utility Business  The net cash surrender value of certain life insurance policies increased $0.1 million, due to financial market results and timing, which lowered life insurance expense. Interest income increased $0.1 million mostly related to available for sale securities.

    Unregulated Businesses  Catamount net revenues and expenses increased $0.8 million mostly related to fees associated with its United Kingdom development efforts. See Diversification below.

Provision for income taxes:  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences and changes in valuation allowances for the periods. The increase in the first quarter of 2004 is primarily due to higher Catamount earnings compared to the same period in 2003.

Interest on long-term debt:  Interest expense on long-term debt includes the utility business and our unregulated businesses. Interest on long-term debt amounted to $2.5 million in the first quarter of 2004, compared to $2.8 million in the first quarter of 2003. For the utility business, interest expense decreased due to the retirement of first mortgage bonds in the amount of $10.5 million in 2003. For our unregulated businesses, interest expense amounted to $0.1 million in the first quarter of 2004 versus $0.2 million for the comparable period in 2003, reflecting a reduction of Catamount's long-term debt.

Other interest expense:   Other interest expense includes the utility business and our unregulated businesses. In the first quarter of 2004, Other interest expense was $0.2 million compared to $0.1 million in the first quarter of 2003, primarily related to carrying charges on regulatory liabilities.

Discontinued Operations:   On January 1, 2004, Connecticut Valley completed the sale of substantially all of its plant assets and its franchise to PSNH. See discussion of Discontinued Operations above.

POWER SUPPLY MATTERS

Sources of Energy We purchase about 90 percent of our power under several contracts of varying duration, mostly from Hydro-Quebec and Vermont Yankee. The remaining power is supplied by our jointly and wholly owned generating facilities, and short-term purchases. We rely on sales of our excess power to help mitigate overall net power costs.

Power Supply Management We engage in short-term purchases and sales in the wholesale markets administered by the New England Independent System Operator ("ISO-New England") and with other third parties, primarily in New England, to minimize net power costs and risks to our customers. On an hourly basis, power is sold or bought through ISO-New England to balance our resource output and load requirements. From time to time, we enter into forward sale or purchase transactions in order to reduce volatility of our forecasted power costs. For the period January through March 2004, we sold 148,400 mWh through a forward sale contract. We also entered into a forward purchase contract for about 71,900 mWh for April 2004 for replacement power during Vermont Yankee's scheduled refueling outage. These forward transactions are in addition to hourly purchases and sales with ISO-New England.

     We are continuing to monitor, and adapt to, changes in New England wholesale power markets and open access transmission systems, including Standard Market Design and the move to regional transmission organizations. Below is a brief discussion of both.

Standard Market Design ("SMD")
     In March 2003, ISO-New England implemented SMD, a significant step to restructuring the wholesale energy markets in the Northeast. SMD has impacted wholesale power prices related to short-term sales and purchases as well as the costs of our own generation.

     At this time, much of the cost of New England's existing and new high-voltage transmission system (115 kV looped facilities) is shared by all New England utilities. VELCO is planning several significant upgrades, which have been approved by the New England Power Pool for shared cost treatment. Vermont has traditionally been a significantly higher than average transmission cost jurisdiction. The new approach is advantageous to the Company's cost and reliability in providing service to its customers because our load share is a small fraction of total New England load, and the facilities VELCO is planning improve both the reliability and efficiency of the transmission network. We will pay a share of such projects elsewhere in New England but the net economic effect is expected to be beneficial. Also, better reliability elsewhere in the region benefits Vermont's reliability because of the highly integrated nature of New England's high voltage network. If the cost of other future transmission facilities do not qualify for cost sharing, those costs will be charged only to the requesting entity and our share of such costs will be affected by FERC approved cost-allocation rulings contained in VELCO's and the Company's tariffs and agreements.

Regional Transmission Organizations ("RTO")
     On October 31, 2003, ISO-New England and the transmission-owning entities in New England, including the Company, filed a joint proposal with FERC to create an RTO for New England. Certain transmission owners in New England also reached an agreement to submit (no later than the RTO operational date) a tariff, agreements and other documents to FERC to include costs associated with certain transmission facilities, commonly referred to as the Highgate Facilities, in region-wide rates as set forth in the proposal to create an RTO for New England. We have agreed to defer the FERC filing to allow time for the RTO stakeholders' review process, and expect to file shortly after this process is concluded. Although we expect that the RTO will impact our transmission costs at some point, we cannot predict the nature of that impact.

Power Contract Commitments
Hydro-Quebec We are purchasing varying amounts of power from Hydro-Quebec under the Vermont Joint Owners ("VJO") Power Contract through 2016 and related contracts negotiated between the Company and Hydro-Quebec. There are specific contractual provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the remaining VJO participants, including the Company, must "step-up" to the defaulting party's share on a pro rata basis. In the first quarter of 2004, we purchased $15.3 million of energy and related capacity under the existing contracts with Hydro-Quebec, compared to $15 million for the same period in 2003.

     On January 30, 2004, Hydro-Quebec notified the VJO that it is not likely that Hydro-Quebec will reschedule deliveries of energy not delivered during the prior contract year (November 1, 2002 through October 31, 2003) due to interconnection deficiencies. We are working with Hydro-Quebec to minimize such interconnection deficiencies through various scheduling modifications and use of interconnection facilities. We are unable to predict how this might impact our 2004 net power costs; however, reduced deliveries would either result in purchases of energy through short-term purchases, or decreased resale sales.

Vermont Yankee We have a 35 percent entitlement in Vermont Yankee plant output sold by Entergy to Vermont Yankee, through a long-term power purchase contract with Vermont Yankee. One remaining secondary purchaser continues to receive a small percentage of our entitlement, reducing our entitlement to about 34.83 percent. We are responsible for the purchase of replacement power to serve our load requirements when the plant is not operating due to scheduled or unscheduled outages. In the first quarter of 2004, we purchased $17.5 million based on our entitlement share of plant output, compared to $16.8 million for the same period in 2003.

     In 2003, Entergy sought PSB approval to increase generation at the Vermont Yankee plant by approximately 20 percent or 110 megawatts. On November 5, 2003, the DPS announced that it had agreed to support Entergy's proposed uprate including Entergy's agreement to provide outage protection indemnification for the Company and Green Mountain Power ("GMP") in the event that the uprate causes outages that would require us to buy higher-cost replacement power. The outage protection coverage will be in place for three years for uprate-related outages. Under this Ratepayer Protection Proposal ("RPP"), we have indemnification rights up to about $2.8 million. In early 2004, the PSB issued an order approving the uprate subject to certain conditions, including an additional RPP agreement ("Supplemental Ratepayer Protection Proposal") in the event that Entergy must reduce power or shutdown because of lack of spent fuel storage caused by the uprate or to comply with certain state and federal measured radiation limits. The parties to the RPP, including the Company, are currently addressing the PSB's conditions.

     On February 10, 2004, Entergy notified us that it expects that the plant output will be reduced beginning after the April 2004 scheduled refueling outage, and continuing until Entergy receives Nuclear Regulatory Commission approval for the uprate, which is expected no earlier than November 2004. This will reduce our 182 MW entitlement by about 7 MW during this period. We cannot predict the outcome of this matter or how it might affect future operations of Vermont Yankee. We believe such a reduction will be covered by the terms of the RPP discussed above.

     In April 2004, in response to an NRC inspection conducted during Vermont Yankee's scheduled refueling outage, Entergy determined that two short spent fuel rod segments are not in their documented location in the spent fuel pool. According to station documentation, in 1979, the rods were placed in a special stainless steel container in the spent fuel pool. Entergy is continuing to investigate the matter, including reviewing the storage records and performing an inspection of the spent fuel pool to determine the location of the rod segments.

     By letter dated May 5, 2004, Entergy notified Vermont Yankee that based on the terms of the Purchase and Sale Agreement dated August 1, 2001, and facts at the present time, it is Entergy's view that costs arising in connection with the inspection it is undertaking are the responsibility of Vermont Yankee. Vermont Yankee is currently reviewing the letter and exploring its options. We cannot predict the outcome of this matter at this time.

Independent Power Producers ("IPPs") We purchase power from a number of IPPs who own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy using hydroelectric, biomass and refuse-burning generation. The majority of these purchases are made from VEPPI which purchases and redistributes the power to all Vermont utilities. In the first quarter of 2004, we purchased $5.5 million of energy and related capacity under these long-term contracts, including $4.9 million received through VEPPI compared to $4.3 million including $4 million received through VEPPI for the same period in 2003.

Wholly Owned Generating Units We own and operate 20 hydroelectric generating units, two oil-fired gas turbines and one diesel peaking unit with a combined nameplate capability of 73.6 MW.

     Peterson Dam In January 2003, the Company, the Vermont Agency of Natural Resources ("Agency"), VNRC and other parties reached an agreement to allow us to relicense the four dams we own and operate on the Lamoille River. According to the agreement, we will receive a water quality certificate from the State, which is needed for FERC to relicense the facilities for 30 years. The agreement also stipulates that subject to various conditions, we must begin decommissioning Peterson Dam in about 20 years. The agreement requires PSB approval of full rate recovery related to decommissioning the Peterson Dam including full rate recovery of replacement power costs when the dam is out of service. On July 31, 2003, the Agency published its draft water quality certificate and on October 29, 2003, pursuant to the schedule set forth in the agreement, we filed a petition with the PSB for approval of the rate recovery mechanisms. On April 2, 2004, the PSB issued an order adopting a schedule which permits a final order in the fourth quarter of 2004. We cannot predict the outcome of this matter.

Nuclear Generating Companies We are responsible for our joint ownership share of Millstone Unit #3 decommissioning costs as described below. We are also one of several sponsor companies with ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic, and are responsible for paying our ownership percentage of decommissioning and all other costs for each plant. All four are seeking recovery of fuel storage related costs stemming from the default of the United States Department of Energy ("DOE") under the 1983 fuel disposal contracts that were mandated by the United States Congress under the High Level Waste Act. The damage claims related Maine Yankee, Connecticut Yankee and Yankee Atomic are now pending in the Federal Court of Claims. None of the plants have included any allowance for potential recovery of these claims in their cost estimates.

     Our share of Maine Yankee, Connecticut Yankee and Yankee Atomic estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets or other deferred charges, and nuclear decommissioning liabilities (current and non-current). At March 31, 2004, we had regulatory assets of $7 million related to Maine Yankee and $2.8 million related to Connecticut Yankee. These estimated costs are being collected from our customers through existing retail and wholesale rate tariffs. At March 31, 2004, we also had other deferred charges of $10.3 million related to incremental dismantling costs for Connecticut Yankee and $7.4 million for Yankee Atomic. We will adjust the associated regulatory assets, other deferred charges and nuclear decommissioning liabilities when revised estimates are provided.

Maine Yankee: We have a 2 percent ownership interest in Maine Yankee. In October 2003, Maine Yankee filed a FERC rate proceeding with an effective date for new rates no later than January 1, 2004. This filing proposed to extend the cost recovery period to 2010 from 2008. Since January 1, 2004, Maine Yankee's billings to sponsor companies have been based on its October 2003 FERC filing, subject to refund. Prior to that time, its billings were based on its rate case settlement approved by FERC on June 1, 1999.

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

     At Connecticut Yankee's December 2003 Board of Directors meeting, the Board endorsed an updated estimate of the costs for the plant's decommissioning project. This updated cost estimate referred to as the "2003 Estimate" of approximately $823 million, represents an increase of about $389 million in 2003 dollars for the period 2000 through 2023. The 2003 Estimate is still undergoing review; it reflects the fact that Connecticut Yankee is now directly managing the work (self performing) to complete decommissioning of the plant following the default termination of Bechtel. Connecticut Yankee intends to update the estimate based on additional information when available including the results of competitive bidding of project work such as demolition. The 2003 Estimate does not include any allowance for recovery in the Bechtel contract dispute or the DOE damage claim described above.

     Connecticut Yankee is also beginning the preparation of a rate case application that is required to be filed with FERC by July 1, 2004 under the terms of its 2000 FERC rate case settlement. While Connecticut Yankee has not determined the rates it will seek in the forthcoming application, it anticipates that annual decommissioning collections would have to be increased significantly, beginning January 2005, to support anticipated project cash flow over the next several years and to fund long-term fuel storage through 2023.

     Our estimated aggregate obligation related to Connecticut Yankee is about $13.1 million. The timing, amount and outcome of these filings cannot be predicted at this time. We believe our share of Connecticut Yankee's decommissioning costs is probable of recovery in future rate proceedings.

Yankee Atomic: We have a 3.5 percent ownership interest in Yankee Atomic. Billings had ended in July 2000 based on Yankee Atomic's determination that it had collected sufficient funds to complete the decommissioning effort. We are not currently collecting Yankee Atomic costs in retail rates.

     In April 2003, Yankee Atomic filed with FERC, based on updated cost estimates, for new rates to collect these costs from sponsor companies. FERC approved the resumption of billings starting June 2003 for a recovery period through 2010, subject to refund. We expect our share of these costs will be recoverable in future rates. Based on a PSB-approved accounting order, we are deferring these costs.

Millstone Unit #3: We have a 1.7303 percent joint-ownership interest in Millstone Unit #3, in which Dominion Nuclear Corporation ("DNC") is the lead owner. We are responsible for our share of decommissioning costs and we have an external trust dedicated to funding our joint ownership share of future decommissioning costs. Contributions to the Millstone Unit #3 Trust Fund have been suspended based on DNC's representation to various regulatory bodies that the Trust Fund, for its share of the plant, exceeded the Nuclear Regulatory Commission's minimum calculation required. We could choose to renew funding at our own discretion as long as the minimum requirement is met or exceeded. In January 2004, we joined with DNC in a lawsuit against the DOE to seek recovery of fuel storage-related costs. The timing of this DOE case is not known. Currently, we are paying our share of expenses and will share in recovery, if any, in proportion to our ownership interest.

DIVERSIFICATION
     Catamount Resources Corporation was formed to hold our subsidiaries that invest in unregulated businesses, including Catamount and Eversant.

Catamount  As of March 31, 2004, Catamount has interests in nine operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Hopewell, Virginia; Rupert and Glenns Ferry, Idaho; Nolan County, Texas; Thetford, England; Thuringen, Germany; and Mecklenburg-Vorpommern, Germany.

     Catamount is focused on developing, owning and operating wind energy projects and is continuing to pursue the sale of certain of its interests in non-wind electric generating assets. Depending on prices, capital and other requirements, Catamount will also entertain offers for the purchase of any of its remaining non-wind electric generating assets. Proceeds from the sales will be reinvested in the development of new wind projects and the acquisition of existing wind projects. Additionally, Catamount is seeking investors and partners to co-invest with Catamount in the development, ownership and acquisition of projects, which will be financed by equity and non-recourse debt. Management cannot predict the timing or outcome of potential future asset sales or whether this strategy will be successful.

     Catamount has projects under development in the United States and United Kingdom. In July 2003, Catamount established Catamount Cymru Cyf., an English and Wales private limited company to develop a project located in Wales. In January 2004, Catamount Energy Limited and Catamount Cymru Cyf. issued stock to a third party Norwegian investor thereby diluting Catamount's interest to 50 percent. The issuance of shares resulted in no gain or loss.

     In 2004, Catamount entered into a joint development arrangement with Marubeni Power International, Inc. The arrangement represents an exclusive agreement for wind energy development throughout New England, New York and Pennsylvania.

Catamount Results
     Catamount recorded earnings of about $0.6 million in the first quarter of 2004 compared to a loss of $0.1 million in the first quarter of 2003, primarily due to fees associated with Catamount's United Kingdom development efforts and lower operating costs, offset by lower equity earnings. Information regarding certain of Catamount's investments follows.

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

Fibrothetford Limited ("Fibrothetford")  Catamount continues to discuss the sale of its Fibrothetford investment interests with third parties following the termination of a Sales and Purchase Agreement with a third party in December 2003. Catamount cannot predict whether a sale will ultimately be consummated.

Eversant  As of March 31, 2004, Eversant had a $1.4 million investment, representing a 12 percent ownership interest in the Home Service Store, Inc. ("HSS"), which has established a network of affiliate contractors who perform home maintenance repair and improvements for HSS members. Eversant accounts for this investment on the cost basis.

     Eversant's wholly owned subsidiary, SmartEnergy Water Heating Services, Inc. ("SEWHS"), engages in the sale or rental of electric water heaters in Vermont and New Hampshire. SEWHS had first quarter earnings of $0.1 million in 2004 and $0.1 million in 2003.

INCOME TAX ISSUES
     Our income tax expense is based on estimated annual effective tax rates, which differ from the federal statutory rate of 35 percent, primarily due to state and local income taxes, nondeductible expenses, dividends, life insurance and other items.

     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), requiring recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between carrying amounts and the tax basis of assets and liabilities. Under this method, deferred income taxes result from applying the statutory rates to the differences between the book and tax basis of asset and liabilities. SFAS No. 109 prohibits the recognition of all or a portion of deferred income tax benefits if it is more likely than not that the deferred tax asset will not be realized. Tax effects of temporary differences and tax carryforwards give rise to significant portions of the deferred tax assets and deferred tax liabilities.

     Taxes on income in the first quarter of 2004, includes a $5.9 million benefit related to a SFAS No. 5 loss accrual as described in Discontinued Operations above. The provision for income taxes increased in the first quarter of 2004 compared to the same period in 2003 primarily due to higher earnings at Catamount.

     On April 16, 2004, we received $1.8 million from an income tax settlement related to an appeal for a refund of an overpayment from a prior audit for the tax years 1982 through 1984. The proceeds include federal income tax of $0.5 million and related interest expense of $0.4 million that were previously paid, and $0.9 million of interest income on the refunds. The settlement will be recorded in the second quarter of 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 1 to the accompanying Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

See Risk Factors above, included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

     The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     Under the direction of the Company's Chief Executive Officer and Chief Financial Officer, Management evaluated the Company's disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (1) the Company's disclosure controls and procedures were effective as of March 31, 2004 in timely alerting them to internal information relating to the Company (including its consolidated subsidiaries) required to be included in reports filed or submitted by the Company to the Securities and Exchange Commission, and (2) there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004, that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.

Legal Proceedings.

The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on the financial position or the results of operations of the Company, except as otherwise disclosed herein. The Company cannot predict the outcome of the current rate investigation before the Public Service Board. See Note 7 - Retail Rates.

Item 4.	Submission of Matters to a Vote of Security Holders.
	(a)	The Registrant held its Annual Meeting of Stockholders on May 4, 2004.
	(b)	Directors elected whose term will expire in year 2007:
			Votes FOR	Votes WITHHELD
		Timothy S. Cobb Bruce M. Lisman Janice L. Scites	10,199,029 10,197,693 9,852,790	214,317 215,654 560,558
Other Directors whose terms will expire in 2005:
Rhonda L. Brooks Janice B. Case George MacKenzie, Jr. Herbert H. Tate Robert H. Young
Other Directors whose terms will expire in 2006:
Robert L. Barnett Frederic H. Bertrand Robert G. Clarke Mary Alice McKenzie
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	List of Exhibits
		31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Item 5. Item 5. Items 7. & 12.

On January 1, 2004 the Company furnished a Current Report on Form 8-K under Item 5, Other Events and Regulation FD Disclosure, announcing that it completed the sale of its wholly-owned subsidiary, Connecticut Valley Electric Company Inc.

On January 12, 2004 the Company furnished a Current Report on Form 8-K under Item 5, Other Events and Regulation FD Disclosure, announcing that the Company raised its dividend from .22 cents to .23 cents.

On February 11, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 12, Financial Statements and Exhibits and Results of Operations and Financial Condition, respectively, announcing the results of the Company's operations for the fourth quarter and year ended December 31, 2003.

No other Current Reports on Form 8-K were filed during the first quarter of 2004; however

Item 5. Items 7. & 12.

On April 9, 2004 the Company furnished a Current Report on Form 8-K under Item 5, Other Events and Regulation FD Disclosure announcing the Vermont Public Service Board Order opening investigation into the Company's rates.

On April 26, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 12, Financial Statements and Exhibits and Results of Operations and Financial Condition, respectively, announcing the results of the Company's operations for the first quarter ended March 31, 2004.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)

By	/s/ Jean H. Gibson
Jean H. Gibson Senior Vice President, Principal Financial Officer, and Treasurer

Dated  May 7, 2004

EXHIBIT INDEX
Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.