Form 10-K/A
period 2003-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2005-01-06
CIK 18808

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes     X    No

Cover page

     The aggregate market value of voting and non-voting common equity held by non affiliates of the registrant as of June 30, 2003 (2nd quarter) was approximately $195,611,552 (based on the $19.55 per share closing price of the Company's Common Stock, $6 Par Value, as reported on the New York Stock Exchange Market on June 30, 2003). In determining who are affiliates of the Company for purposes of computation, it is assumed that directors and officers, who held on February 27, 2004, and other persons who held on December 31, 2003, more than 5 percent of the issued and outstanding Common Stock of the Company are "affiliates" of the Company. The characterization of such directors, officers, and other persons as affiliates is for the purposes of this computation only and should not be construed as a determination or admission for any other purpose.

     On January 31, 2004 there were outstanding 12,050,956, shares of voting Common Stock, $6 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 4, 2004 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Explanatory Note

     This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed to update the Form 10-K cover page for comments received from the Securities and Exchange Commission.

Cover page continued