Form 10-K/A
period 2004-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2005-04-12
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A
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

Explanatory Note

Item 15.    Exhibits, Financial Statement Schedules.

     The following exhibit was inadvertently omitted from the Company's Form 10-K for the fiscal period ended December 31, 2004.

A 10.107.1       Amended and Restated Catamount Energy Corporation 2002 Project Incentive Compensation Plan.

Cover page continued