Form 10-Q
period 2005-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2005-08-08
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2005

or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 29, 2005 there were 12,277,005 outstanding shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q - 2005

Table of Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)
	Three Months Ended June 30 2005 2004		Six Months Ended June 30 2005 2004
Operating Revenues	$75,094	$67,635	$150,737	$151,749

Operating Expenses
  Operation
     Purchased Power
     Production and Transmission
     Other Operation
  Maintenance
  Depreciation
  Other taxes, principally property
  Income tax expense (benefit)
  Total Operating Expenses

	38,464 6,391 11,643 4,709 4,090 3,324 2,745 71,366	34,365 6,126 10,718 4,219 4,044 3,330 845 63,647	80,312 13,584 34,035 8,312 8,155 6,925 (3,404) 147,919	92,287 12,768 21,880 7,843 8,072 6,772 (1,241) 148,381
Operating Income	3,728	3,988	2,818	3,368

Other Income and (Deductions)
  Equity in earnings of affiliates
  Equity in earnings of non-utility investments
  Allowance for equity funds during construction
  Other income
  Other deductions
  Provision for income taxes
  Total Other Income and (Deductions)

	478 427 19 1,556 (1,996) (38) 446	256 1,130 19 3,168 (2,149) (651) 1,773	961 1,359 32 3,256 (5,590) (32) (14)	471 2,603 48 5,696 (4,491) (1,185) 3,142
Total Operating and Other Income	4,174	5,761	2,804	6,510
Interest Expense Interest on long-term debt Other interest Allowance for borrowed funds during construction Total Interest Expense	1,865 225 (6) 2,084	2,534 (179) (8) 2,347	3,714 1,637 (10) 5,341	5,022 - (20) 5,002
Income (Loss) from continuing operations Income from discontinued operations, net of tax (including gain on disposal of $12,328 in 2004) Net Income (Loss) Dividends on preferred stock	2,090 - 2,090 92	3,414 90 3,504 258	(2,537) - (2,537) 184	1,508 12,346 13,854 516
Earnings (Loss) available for common stock	$1,998	$3,246	$(2,721)	$13,338

Per Common Share Data:
Basic:
  Earnings (loss) from continuing operations
  Earnings from discontinued operations
  Earnings (loss) per share
Diluted:
  Earnings (loss) from continuing operations
  Earnings from discontinued operations
  Earnings (loss) per share

	$.17 - $.17 $.17 - $.17	$.26 .01 $.27 $.26 .01 $.27	$(.22) - $(.22) $(.22) - $(.22)	$.08 1.02 $1.10 $.08 1.01 $1.09
Average shares of common stock outstanding - basic Average shares of common stock outstanding - diluted	12,259,428 12,393,181	12,112,649 12,265,673	12,239,390 12,239,390	12,088,264 12,272,991

The accompanying notes are an integral part of these consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)
	Three Months Ended June 30 2005 2004		Six Months Ended June 30 2005 2004
Net Income (Loss)	$2,090	$3,504	$(2,537)	$13,854
Other comprehensive income (loss), net of tax: Foreign currency translation adjustments Gain (loss) on investments: Unrealized holding gain (loss) Realized loss	48 79 -	(217) (473) -	58 10 166	(278) (470) -
Comprehensive income (loss)	$2,217	$2,814	$(2,303)	$13,106

The accompanying notes are an integral part of these consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
June 30 December 31 2005 2004
ASSETS Utility plant, at original cost Less: accumulated depreciation Net utility plant Construction work-in-progress Nuclear fuel, net Total utility plant	$507,603 219,070 288,533 8,277 1,068 297,878	$502,551 213,719 288,832 9,657 971 299,460

Investments and other assets
  Investment in affiliates
  Non-utility investments
  Non-utility property, less accumulated depreciation
  Millstone decommissioning trust fund
  Available-for-sale securities
  Other
Total investment and other assets

	15,929 36,843 2,541 4,696 7,983 6,075 74,067	16,070 25,670 2,936 4,721 21,918 6,145 77,460

Current assets
  Cash and cash equivalents
  Available-for-sale securities
  Restricted cash
  Special deposits
  Notes receivable
  Accounts receivable, less allowance for uncollectible accounts
      ($1,688 in 2005 and $1,886 in 2004)
  Accounts receivable - affiliates, less allowance for uncollectible accounts
      ($540 in 2005 and $484 in 2004)
  Unbilled revenues
  Materials and supplies, at average cost
  Prepayments
  Other current assets
 Total current assets

	11,051 28,112 23,569 4,445 2,305 16,863 301 15,579 3,406 5,268 1,957 112,856	11,722 19,262 2,000 - 29,182 20,832 909 17,693 3,435 6,326 2,213 113,574
Deferred charges and other assets Regulatory assets Other deferred charges - regulatory Other Total deferred charges and other assets TOTAL ASSETS	30,069 13,075 5,649 48,793 $533,594	13,141 36,945 6,183 56,269 $546,763
The accompanying notes are an integral part of these consolidated financial statements Page 5 of 58
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
June 30 December 31 2005 2004

CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock, $6 par value, authorized 19,000,000 shares
    (issued and outstanding 12,274,617 and 12,193,093)
  Other paid-in capital
  Accumulated other comprehensive income (loss)
  Deferred compensation - employee stock ownership plans
  Retained earnings
Total common stock equity
  Preferred and preference stock
  Preferred stock with sinking fund requirements
  Long-term debt
  Capital lease obligations
Total capitalization

	$73,642 52,326 104 (15) 89,343 215,400 8,054 5,000 126,750 6,589 361,793	$73,153 51,964 (130) (36) 100,512 225,463 8,054 6,000 126,750 7,094 373,361

Current liabilities
  Current portion of preferred stock
  Accounts payable
  Accounts payable - affiliates
  Accrued income taxes
  Accrued interest
  Dividends declared
  Nuclear decommissioning costs
  Other current liabilities
Total current liabilities

	1,000 3,019 8,814 422 323 2,822 4,795 18,729 39,924	2,000 6,478 10,764 573 323 - 5,436 20,331 45,905

Deferred credits and other liabilities
Deferred income taxes
Deferred investment tax credits
Nuclear decommissioning costs
Asset retirement obligations
Accrued pension and benefit obligations
Other deferred credits - regulatory
Other
Total deferred credits and other liabilities

Commitments and contingencies

TOTAL CAPITALIZATION AND LIABILITIES

	25,156 4,289 15,178 3,473 26,417 19,457 37,907 131,877 $533,594	32,379 4,478 17,183 3,643 23,508 11,155 35,151 127,497 $546,763
The accompanying notes are an integral part of these consolidated financial statements Page 6 of 58

CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (in thousands) (unaudited)
	Three Months Ended June 30 2005 2004		Six Months Ended June 30 2005 2004
Retained earnings at beginning of period Net income (loss) from continuing operations Net income from discontinued operations Retained earnings before dividends	$90,172 2,090 - 92,262	$93,604 3,414 90 97,108	$100,512 (2,537) - 97,975	$88,282 1,508 12,346 102,136
Cash dividend declared Preferred stock Common stock Total dividends declared Performance share plan Retained earnings at end of period	92 2,827 2,919 - $89,343	258 2,788 3,046 $94,062	184 8,448 8,632 - $89,343	516 8,338 8,854 780 $94,062
The accompanying notes are an integral part of these consolidated financial statements Page 7 of 58 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands) (unaudited)
Six Months Ended June 30 2005 2004

Cash flows provided (used) by:
OPERATING ACTIVITIES
Net (loss) income
Deduct: Income from discontinued operations, net of income taxes
    (Loss) income from continuing operations
Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in earnings of affiliates
     Dividends received from affiliates
     Equity in earnings from non-utility investments
     Distribution of earnings from non-utility investments
     Deferred revenue from non-utility investments
     Depreciation
     Amortization of capital leases
     Deferred income taxes and investment tax credits
     Net deferral of purchased power and related costs
     Regulatory amortizations
     Non-cash charge related to Rate Order
     Reserve for loss on power contract (SFAS No. 5 loss accrual)
     Non-utility asset impairment charges, including tax valuation allowance
     Losses on available-for-sale securities
     Amortization of premiums on available-for-sale securities
     Changes in assets and liabilities:
           Decrease in accounts receivable and unbilled revenues
           Decrease in accounts payable
           Decrease in accrued income taxes
           Decrease in other current assets
           Increase in special deposits
           Decrease in notes receivable - non-utility affiliates
           Decrease in other current liabilities
           Decrease in other long-term assets
           Increase (decrease) in other long-term liabilities and other
Net cash provided by operating activities of continuing operations

			$(2,537) - $(2,537) (961) 989 (1,359) 4,777 1,392 8,155 505 (7,287) (166) 1,872 21,846 - 266 573 145 200 (5,178) (1,350) 2,514 (4,445) 6,084 (1,972) 16 1,914 25,993	$13,854 12,346 1,508 (471) 538 (2,603) 6,384 - 8,072 549 (3,588) (2,680) 72 - 14,351 - - - 5,643 (4,698) (5,928) 70 - - (2,556) 3,190 (3,451) 14,402

INVESTING ACTIVITIES
     Construction and plant expenditures
     Non-utility investments
     Investments in available-for-sale securities
     Proceeds from sale of available-for-sale securities
     Proceeds from repayment of non-utility note
     Increase in restricted cash - non-utility
     Non-utility notes receivable
     Other
Net cash used for investing activities of continuing operations

			(7,321) (16,331) (132,850) 137,525 22,626 (23,147) (1,784) 70 (21,212)	(9,321) - (244,271) 221,739 - - - 43 (31,810)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options
     Proceeds from dividend reinvestment program
     Decrease in restricted cash
     Retirement of preferred stock
     Retirement of long-term debt
     Common and preferred dividends paid
     Reduction in capital lease obligations
     Other
Net cash used for financing activities of continuing operations

			252 865 2,000 (2,000) - (6,058) (505) (4) (5,450)	391 966 2,000 (2,000) (2,660) (6,069) (549) - (7,921)

Effect of exchange rate changes on cash
Cash flow provided by discontinued operations - investing activities
Net (decrease) increase in cash and cash equivalents
Cash and cash equivalents at beginning of the period
Cash and cash equivalents at end of the period

			(2) - (671) 11,722 $11,051	(41) 29,943 4,573 23,772 $28,345

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

About Central Vermont Public Service Corporation  Central Vermont Public Service Corporation (the "Company") is a Vermont-based electric utility that transmits, distributes and sells electricity, and invests in renewable and independent power projects. The Company's wholly owned subsidiaries include: Catamount Energy Corporation ("Catamount"), which invests primarily in wind energy projects in the United States and the United Kingdom; Eversant Corporation ("Eversant"), which operates a rental water heater business through its subsidiary, SmartEnergy Water Heating Services, Inc.; Custom Investment Corporation, a passive investment subsidiary; and Connecticut Valley Electric Company, Inc. ("Connecticut Valley"), which distributed and sold electricity in parts of New Hampshire. On January 1, 2004, Connecticut Valley completed the sale of substantially all of its plant assets and franchise. See Note 9 - Discontinued Operations.

Basis of Presentation The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. The accompanying interim financial statements reflect all adjustments considered necessary for a fair presentation. Operating results for the second quarter and first half of 2005 are not necessarily indicative of the results that may be expected for the 12-months ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004 and other SEC filings.

Regulatory Accounting The Company is regulated by the Vermont Public Service Board ("PSB"), the Connecticut Department of Public Utility and Control and the Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations. The Company prepares its financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for its regulated Vermont service territory and FERC-regulated wholesale business. On March 29, 2005, the PSB issued its Order ("Rate Order") on the rate investigation and the Company's request for a rate increase, described in Note 7 - Retail Rates. Although, the Rate Order had a significant unfavorable effect on the Company's financial position and results of operations in the first quarter and first half of 2005, the Company's regulated business continues to meet the criteria for accounting under SFAS No. 71. Based on a current evaluation of the factors and conditions expected to impact future cost recovery, management believes future recovery of its regulatory assets in the State of Vermont for its retail and wholesale businesses is probable.

In the event that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the accounting impact would be an extraordinary charge to operations of about $23.7 million pre-tax as of June 30, 2005. See Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits for additional information.

Other Current Liabilities The components of other current liabilities are as follows (in thousands):
June 30, 2005	December 31, 2004

Deferred compensation plans
Accrued employee costs - payroll and medical
Other taxes and Energy Efficiency Utility
Environmental and accident reserves
Customer deposits, prepayments and interest
Obligation under capital leases
Reserve for loss on power contract
Accrued joint-owned expenses
Miscellaneous accruals
Total

$2,653 3,814 3,231 1,923 1,284 1,020 1,196 262 3,346 $18,729	$2,689 4,277 2,800 1,503 1,753 1,020 1,196 276 4,817 $20,331

Other Deferred Credits and Other Liabilities The components of other deferred credits and other liabilities are as follows (in thousands):
	June 30, 2005	December 31, 2004
Environmental Reserve Non-legal asset retirement obligation Contribution in aid of construction - tax adder Reserve for loss on power contract Power contract derivatives Other Total	$4,365 7,190 4,551 11,361 10,188 252 $37,907	$5,045 6,743 4,530 11,959 5,735 1,139 $35,151

Other Income The pre-tax components of other income are as follows (in thousands):
Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004

Non-utility revenue
Interest on non-utility notes receivable
Interest income - IRS audit refunds
Interest on temporary investments
Amortization of contributions in aid of construction
Non-operating rental income
Regulatory asset carrying costs
Other interest and dividends
Carrying costs - Rate Order*
Miscellaneous other income
Total

$297 264 - 366 208 182 15 137 - 87 $1,556	$250 675 970 480 207 206 211 71 - 98 $3,168	$1,453 693 - 706 418 378 169 191 (822) 70 $3,256	$1,302 1,288 970 674 412 417 421 108 - 104 $5,696

*  Reflects first quarter 2005 Rate Order adjustments primarily related to amortization of Vermont Yankee sale costs and Vermont Yankee fuel rod costs for April 1, 2004 through March 31, 2005. See Note 4 - Regulatory Assets,
     Deferred Charges and Deferred Credits.

Other Deductions The pre-tax components of other deductions are as follows (in thousands):
Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004

Non-utility other operating expense
Realized losses on available-for-sale securities
Non-utility bad debt expense
Vermont Yankee fuel rod disallowance - Rate Order*
Supplemental retirement benefits and insurance
Non-utility business development and consulting expense
Other taxes
Intangible asset amortization
Asset impairment charges - Catamount
Miscellaneous other deductions
Non-utility expenses
Total

$1,298 - 114 - 172 213 83 44 233 (173) 12 $1,996	$1,086 - 679 - (59) 121 51 130 - 114 27 $2,149	$2,498 573 536 403 425 274 254 87 266 248 26 $5,590	$2,037 - 1,263 - 137 415 99 220 - 267 53 $4,491

* Reflects first quarter 2005 Rate Order disallowance of a portion of deferred costs related to a Vermont Yankee unscheduled outage in mid-2002. See Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits.

Stock-Based Compensation The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its stock option plans and follows the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123. The table below illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period. The fair value of options at date of grant was estimated using the Black Scholes option-pricing model.
(in thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Earnings (loss) available for common stock, as reported	$1,998	$3,246	$(2,721)	$13,338
Deduct: Total stock-based employee compensation*	130	213	130	213
Pro forma net income	$1,868	$3,033	$(2,851)	$13,125

Earnings (loss) per share:
Basic - as reported	$0.17	$0.27	$(.22)	$1.10
Basic - pro forma	$0.16	$0.25	$(.23)	$1.08

Diluted - as reported	$0.17	$0.27	$(.22)	$1.09
Diluted - pro forma	$0.16	$0.25	$(.23)	$1.07

* Fair value based methods for all awards, net of related tax effects.

Earnings Per Share ("EPS") The Condensed Consolidated Statements of Income includes 'basic' and 'diluted' per share information. Basic EPS is calculated by dividing net income, after preferred dividends, by the weighted-average common shares outstanding for the period. Diluted EPS follows a similar calculation except that the weighted-average common shares is increased by the number of potentially dilutive common shares. Also, unvested restricted stock is only included in the computation of diluted shares as they are contingent upon vesting. The table below provides a reconciliation of earnings (loss) available for common stock and average basic and diluted common shares (in thousands, except share information):

	Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004
Net income (loss) Preferred stock dividend Earnings (loss) available for common stock	$2,090 92 $1,998	$3,504 258 $3,246	$(2,537) 184 $(2,721)	$13,854 516 $13,338

Average shares of common stock outstanding - basic
   Dilutive effect of stock options
   Dilutive effect of restricted stock
   Dilutive effect of performance plan shares
Average share of common stock outstanding - diluted

	12,259,428 127,861 5,892 - 12,393,181	12,112,649 119,009 5,892 28,123 12,265,673	12,239,390 - - - 12,239,390	12,088,264 150,712 5,892 28,123 12,272,991

The calculation of diluted EPS for the three months ended June 30, 2005 excludes 73,071 shares of common stock issuable upon exercise of stock options because their inclusion in the calculation would be anti-dilutive. Since the Company incurred a loss for the first half of 2005, potentially dilutive common shares (145,693 of stock options and 5,892 of restricted stock) were not included in the computation of diluted EPS for the six months ended June 30, 2005.

The calculation of diluted EPS for the three months ended June 30, 2004 excludes 146,550 shares of common stock issuable upon exercise of stock options because their inclusion in the calculation would be anti-dilutive. For the six months ended June 30, 2004, all outstanding stock options were included in the computation of diluted shares because the exercise prices were lower than the average market price of the common shares in the period.

Assets Held for Sale In the second quarter of 2005, the Company completed the sale of its property located in Ascutney, Vermont. The sale included the land and service center building which was no longer being used by the Company. The net book value of the property was about $0.4 million when it was sold. The sale resulted in a gain of a nominal amount which is offset in accumulated depreciation based on regulatory accounting treatment that requires that sale costs and any related loss or gain on the sale of utility-owned property be offset in accumulated depreciation. The Company had classified this asset as held for sale on its first quarter 2005 Condensed Consolidated Balance Sheet in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Investments in Marketable Securities  The Company accounts for investments in marketable equity and debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). At June 30, 2005, all of the Company's marketable securities were classified as available-for-sale and reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax, in common stock equity. The carrying cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.

The Company evaluates the carrying value of its investments on a quarterly basis, or when events and circumstances warrant, determining whether a decline in fair value should be considered other-than-temporary. The carrying value is considered impaired when the anticipated fair value, based on cash flow forecasts is less than the carrying value of each investment. In that event, a realized loss is recognized based on the amount by which the carrying value exceeds the fair value of the investment. The Company uses the amortized cost basis in computing realized gains and losses on the sale of its available-for-sale securities. These realized gains and losses are included in other income or deductions. See Note 5 - Investment Securities.

Cash and Cash Equivalents The Company considers all liquid investments with an original maturity of three months or less when acquired to be cash and cash equivalents.

Restricted Cash At June 30, 2005, Restricted cash included $23.1 million related to Catamount's funding commitments for the Sweetwater 3 wind project and $0.4 million related to a mortgage release requirement under the Company's first mortgage bonds. Restricted cash at December 31, 2004 was related to mandatory redeemable preferred stock, including $1.0 million for the mandatory sinking fund payment and $1.0 million for the optional sinking fund payment. These payments to the Preferred Shareholders were effective on January 1, 2005.

Special Deposits At June 30, 2005, Special deposits included $4.4 million of collateral payments made under performance assurance requirements for certain of the Company's power contracts. See Note 8 - Commitments and Contingencies - Performance Assurance.

Supplemental Cash Flow Information Supplemental Cash Flow information is as follows (in thousands):

Six Months Ended June 30, 2005 2004
Cash paid during the year for: Interest (net of amounts capitalized) Income taxes (net of refunds)	$5,082 $2,835	$4,731 $10,271

Auction rate securities Purchases of auction rate securities and proceeds from sale of auction rate securities are included in available-for-sale securities on the Condensed Consolidated Statements of Cash Flows.

Non-cash Operating, Investing and Financing Activities For additional information regarding non-cash activities, see Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits, Note 7 - Retail Rates and Note 8 - Commitments and Contingencies.

Reclassifications The Company will record reclassifications to prior year financial statements when considered necessary or to conform to current-year presentation. The reclassification of auction rate securities from cash and cash equivalents to short-term available-for-sale securities in the December 31, 2004 balance sheet resulted in a decrease of $21.3 million to the ending cash and cash equivalents line items as previously presented in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004. The reclassifications also impacted cash flows used in investing activities and net increase in cash and cash equivalents of $13.1 million for the six months ended June 30, 2004. There was no impact on net income, cash flow from operations, total assets or covenants as a result of this reclassification.

Recent Accounting Pronouncements
SFAS No. 123R: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payments ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R will be effective for the Company in the first quarter of 2006 and will apply to all of the Company's outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company does not expect that adoption of SFAS No. 123R will have a material impact on its financial position or results of operations. The Company is assessing which of the three transition methods allowed by SFAS No. 123R will be elected.

FIN 47: In March 2005, FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"), which clarifies that the term 'conditional asset retirement obligation' as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The interpretation further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized. FIN 47 is effective for the Company in the fourth quarter of 2005. The Company has not completed the process of evaluating the impact, if any, FIN 47 will have on its financial position or results of operations and cash flows.

NOTE 2 - INVESTMENTS IN AFFILIATES
Vermont Yankee Nuclear Power Corporation ("VYNPC") Summarized financial information follows
(in thousands):

	Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004
Operating revenues Operating (loss) income Net income Company's equity in net income Company's ownership interest	$40,960 $(1,403) $180 $106 58.85%	$25,052 $6 $128 $75 58.85%	$83,309 $(1,347) $342 $201 58.85%	$74,197 $(168) $271 $160 58.85%

VYNPC's revenues shown in the table above include sales to the Company of $14.3 million for the second quarter and $29.0 million for the first half of 2005, as compared to $8.7 million for the second quarter and $25.8 million for the first half of 2004. These purchases are included in Purchased Power on the Condensed Consolidated Statements with the exception of regulatory deferrals described in Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits. Accounts payable to VYNPC amounted to $3.9 million at June 30, 2005 and $5.8 million at December 31, 2004.

Vermont Electric Power Company, Inc ("VELCO") Summarized financial information follows
(in thousands):

	Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004
Operating revenues Operating income Net income Company's equity in net income Company's common stock ownership interest*	$7,524 $2,049 $743 $347 47.02%	$6,543 $1,773 $307 $154 50.49%	$15,506 $4,140 $1,473 $712 47.02%	$12,876 $3,201 $618 $275 50.49%
* The decrease in ownership percentage reflects acquisitions of voting common stock issued by VELCO in amounts below the Company's pro-rata ownership interest at the time.

VELCO bills the Company on a monthly basis for transmission and administrative costs associated with power and transmission services; these billings include various credits such as those from ISO-New England under the NEPOOL Open Access Transmission Tariff ("NOATT"). VELCO's monthly billings to the Company amounted to $0.8 million in the second quarter and $1.6 million in the first half of 2005 compared to $2.6 million in the second quarter and $5.2 million in the first half of 2004. These are reflected as production and transmission expenses in the Condensed Consolidated Statements of Income. For January through April 2004, VELCO's billings to the Company included NOATT charges which are now billed directly to the Company from ISO-New England. These charges amounted to $1.5 million in the second quarter of 2004 and $3.2 million for the first half of 2004. Accounts payable to VELCO amounted to $4.8 million at June 30, 2005 and at December 31, 2004.

Other Affiliates The Company has equity ownership interests in three nuclear plants, including 2 percent in Maine Yankee Atomic Power Company ("Maine Yankee"), 2 percent in Connecticut Yankee Atomic Power Company ("Connecticut Yankee"), and 3.5 percent in Yankee Atomic Electric Company ("Yankee Atomic"). These plants are permanently shut down and are conducting decommissioning activities. The Company's obligations related to these plants are described in Note 8 - Commitments and Contingencies.

NOTE 3 - NON-UTILITY INVESTMENTS
Catamount: Catamount invests in unregulated energy generation projects primarily in the United States and United Kingdom. As of June 30, 2005, Catamount had interests in six operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Nolan County, Texas; Thuringen, Germany and Mecklenburg-Vorpommern, Germany.

As of June 30, 2005, Catamount had Notes Receivable of $2.3 million, net of allowances of $0.3 million. Notes Receivable is comprised of a $1.8 million note associated with the construction of Sweetwater 3, 2) a $0.5 million note associated with the development of wind sites located in Nolan County, Texas, and a $0.3 million note, which has been fully reserved, related to the sale of a development project in the United States.

Catamount recorded a loss of $0.6 million for the second quarter of 2005, compared to earnings of less than $0.1 million for the second quarter of 2004. Catamount recorded a loss of $0.4 million for the first half of 2005, compared to earnings of $0.6 million for the same period in 2004.

Catamount or its wholly owned subsidiaries provide certain management, accounting and other services to certain entities in which Catamount holds an equity interest. The fees are designed to recover actual costs or are agreed upon by other equity investors in these entities. Catamount's revenues (included in Other Income on the Condensed Consolidated Statements of Income) include billings of $0.1 million and $0.2 million for the second quarter of 2005 and 2004, respectively and $0.3 million and $0.4 million for the first half of 2005 and 2004, respectively. Accounts Receivable for these billings amounted to $0.6 million, of which $0.5 million was reserved, at June 30, 2005 and December 31, 2004.

Information regarding certain of Catamount's investments follows.

Sweetwater 2:   In February 2005, Catamount paid $15.4 million to acquire an equity interest in Sweetwater Wind 2 LLC, a 91.5-MW wind farm in Nolan County, Texas. Sweetwater Wind 2 LLC commenced commercial operations on February 11, 2005.

Sweetwater 3 The construction financing on Sweetwater 3, a 135-MW wind farm in Nolan County, Texas, closed on May 9, 2005 and as a result Catamount posted $24.8 million of security, representing Catamount's expected equity contribution, to be maintained in pledged collateral accounts for the construction lender. One of the accounts was funded with $16.4 million and will be drawn upon when all conditions precedent to the Sweetwater 3 equity close are achieved. Once this occurs, the funds will be Sweetwater 3 equity. The second account was funded with $8.4 million and will be drawn upon to pay construction costs. As the funds are drawn from this account, a note receivable with Sweetwater 3 will be created. The $24.8 million of security is included in Restricted Cash ($23.1 million, of which $0.1 million represents interest income) and Notes Receivable ($1.8 million) on the Condensed Consolidated Balance Sheet.

Rumford Cogeneration ("Rumford"):   In the first and second quarters of 2005, Catamount determined that its equity investment in Rumford was impaired. Catamount prepared several scenarios based on varying electric energy prices and other assumptions which resulted in a range of possible outcomes ranging from no impairment to an impairment of $1.7 million. Management has determined that this impairment is temporary based on the fact that the electric energy rate is currently being negotiated between the affected parties.

DK Burgerwindpark Eckolstadt and DK Windpark Kavelstorf GmbH&Co. KG (collectively "Eurowind") In the first quarter of 2005, Catamount recorded an impairment of less than $0.1 million related to its Eurowind investments. Catamount recorded an additional impairment of $0.2 million in the second quarter of 2005. The impairment reflects Management's best estimate of the current market value of these investments based on a non-binding offer from a third party to purchase the projects.

Eversant: As of June 30, 2005, Eversant had a $1.4 million equity investment in The Home Service Store Inc. ("HSS"). HSS has established a network of affiliate contractors who perform home maintenance repair and improvements for its members. Eversant accounts for this investment on the cost basis.

NOTE 4 - REGULATORY ASSETS, DEFERRED CHARGES AND DEFERRED CREDITS
Under SFAS No. 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment such that regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. In the Rate Order, the PSB determined the annual revenue requirement for the period April 1, 2004 through March 31, 2005, and established that rates during that period included recovery of certain deferred charges and regulatory liabilities. As a result, in the first quarter of 2005, the Company adjusted certain deferred charges and credits, and began required amortizations of certain regulatory assets and regulatory liabilities beginning April 1, 2004. Additionally, certain deferred charges were reclassified to regulatory assets to reflect rate recovery. These Rate Order-related adjustments resulted in a $15.3 million decrease in net regulatory assets in the first quarter of 2005 with an offsetting $15.3 million pre-tax charge to earnings. Rate Order-required amortizations beginning April 1, 2005 resulted in a $0.2 million increase in net regulatory assets in the second quarter of 2005 with an offsetting $0.2 million reduction in operating expenses. See Note 7 - Retail Rates for additional information.

The table below provides a summary of net regulatory assets, deferred charges and deferred credits. The bulleted items a) - n) that follow the table provide information regarding certain of these regulatory items, including first quarter 2005 Rate Order adjustments for those regulatory items that were impacted.

(in thousands)
	June 30, 2005	December 31, 2004

Regulatory assets*
Conservation and load management ("C&LM") (a)
Nuclear refueling outage costs - Millstone
Income taxes
Maine Yankee nuclear power plant dismantling costs (b)
Connecticut Yankee nuclear power plant dismantling costs (b)
Yankee Atomic nuclear power plant dismantling costs (b)
Vermont Yankee sale costs (non-tax) (c)
Vermont Yankee fuel rod maintenance deferral (d)
Other regulatory assets
    Subtotal Regulatory assets

	$56 216 3,742 5,256 11,496 4,128 3,473 1,616 86 30,069	$408 647 3,987 5,843 2,108 - - - 148 13,141
Page 15 of 58

Other deferred charges - regulatory
Vermont Yankee sale costs (tax)
Vermont Yankee sale costs (non-tax) (c)
Vermont Yankee replacement energy deferral (e)
Connecticut Yankee incremental dismantling costs (b)
Yankee Atomic incremental dismantling costs (b)
Vermont Yankee fuel rod maintenance deferral (d)
Unrealized loss on power contract derivatives (f)
    Subtotal Other deferred charges - regulatory

	2,887 - - - - - 10,188 13,075	2,887 6,381 834 10,545 7,162 3,401 5,735 36,945

Other deferred credits - regulatory
Millstone Unit #3 decommissioning (g)
IPP settlement reimbursement and VEPPI cost mitigation (h)
Vermont utility overearnings 2001 - 2003 (i)
Connecticut Valley gain (j)
Vermont Yankee NEIL Insurance refund (k)
Asset retirement obligation - Millstone Unit #3
Unrealized gain on power contract derivatives (f)
Vermont Yankee IRS settlement (l)
Tree trimming and pole treating (m)
Emission allowances and renewable energy credits (n)
Other
    Subtotal Other deferred credits - regulatory

	223 514 10,567 3,879 479 1,224 - 1,088 709 358 416 19,457	629 1,200 7,345 - - 1,078 385 - - 518 11,155
Net regulatory assets, deferred charges and deferred credits	$23,687	$38,931
* Regulatory assets are being recovered in retail rates and, with the exception of C&LM and Other regulatory assets, include an associated return.
  Pursuant to the Rate Order, certain regulatory assets related to C&LM programs were reduced, resulting in a $0.3 million pre-tax charge to earnings in the first quarter of 2005. Other costs are being amortized over a two-year period beginning April 1, 2004.
  Estimated decommissioning costs related to the Company's equity investments in Maine Yankee, Connecticut Yankee and Yankee Atomic. See Note 8 - Commitments and Contingencies for additional information related to nuclear plant decommissioning. These costs are being recovered in retail rates. The Rate Order required the following: 1) previously deferred incremental dismantling costs for the 12 months ended March 31, 2005 be expensed to reflect rate recovery during that time; 2) Yankee Atomic incremental dismantling costs already paid by the Company be amortized over a three-year period ($0.5 million annually) beginning April 1, 2004, and 3) beginning April 1, 2006, for each plant, differences between actual decommissioning cost payments and amounts included for rate recovery, be deferred until the Company's next rate proceeding.

  In the first quarter of 2005, the Company recorded a $2.4 million pre-tax charge to earnings to reflect Rate Order-required adjustments to incremental dismantling costs related to Connecticut Yankee ($0.2 million) and Yankee Atomic ($2.2 million). This included a $1.9 million charge to purchased power expense and a $0.5 million charge to operating expense. Deferred charges were also reclassified to regulatory assets, to reflect rate recovery.
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

  In the first quarter of 2005, the Company recorded a $2.5 million pre-tax charge to earnings to reflect adjustments required in the Rate Order. This included a $2.0 million charge to operating expense and a $0.5 million reduction of interest income related to adjusted carrying costs. Deferred charges were also reclassified to regulatory assets, to reflect rate recovery.

  Regulatory asset related to deferred costs associated with defective fuel rods at the Vermont Yankee plant that caused an unscheduled outage in mid-2002. Pursuant to the Rate Order, these deferred costs were reduced by $0.4 million. The remaining regulatory asset is being amortized over a three-year period ($0.9 million annually) beginning April 1, 2004.

  In the first quarter of 2005, the Company recorded a $1.6 million pre-tax charge to earnings to reflect adjustments required in the Rate Order. This included a $0.9 million charge to operating expense, a $0.4 million charge to other deductions, and a $0.3 million decrease in interest income. Deferred charges were also reclassified to regulatory assets, to reflect rate recovery.

  Deferred charges related to incremental replacement power costs incurred as a result of an unscheduled outage at the Vermont Yankee plant in 2004. These deferred charges were reduced to zero pursuant to the Rate Order, to reflect rate recovery, resulting in a $0.8 million pre-tax charge to purchased power expense in the first quarter of 2005.
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
  Regulatory liabilities related to Millstone Unit #3 decommissioning costs that were being recovered in rates but the Company's share of decommissioning payments were suspended. The regulatory liability was reduced pursuant to the Rate Order. This resulted in a $0.4 million pre-tax decrease in operating expense in the first quarter of 2005. These costs are being returned to ratepayers in rates over a three-year period beginning April 1, 2004.
  Regulatory liabilities related to IPP settlement and VEPPI cost mitigation were reduced pursuant to the Rate Order. In the first quarter of 2005, the Company recorded a $0.5 million pre-tax reduction in expense related to adjustments required in the Rate Order. This included a $0.3 million reduction in purchased power expense, a $0.1 million reduction in operating expense and a $0.1 million reduction in interest expense. These costs are being returned to ratepayers in rates over a three-year period beginning April 1, 2004.
  Regulatory liabilities related to utility overearnings for the periods 2001 - 2003 due to the Rate Order, which required that these amounts be recalculated using a cost-of-service-based methodology. The Rate Order required that the Company amortize the total regulatory liability over a four-year period ($3.8 million annually) beginning April 1, 2004. In the first quarter of 2005, adjustments required in the Rate Order resulted in a net $4.1 million pre-tax charge to earnings.

  Required adjustments to the regulatory liability included: 1) a $12.1 million increase resulting from recalculation of overearnings for the periods 2001 - 2003; 2) a $3.8 million decrease resulting from amortization for April 1, 2004 through March 31, 2005; 3) a $0.3 million decrease related to adjusted carrying costs; and 4) a $3.8 million decrease resulting from reversal of the regulatory liability associated with 2004 utility overearnings. See Note 7 - Retail Rates for additional information.
  Pursuant to the Rate Order, the Company was required to apply the 2004 gain on the Connecticut Valley asset sale to the benefit of ratepayers through amortizations over a three-year period ($2.2 million annually) beginning April 1, 2004. In the first quarter of 2005, the Company established a regulatory liability in the amount of $6.6 million pre-tax, per the Rate Order, offset by amortization of $2.2 million. This resulted in a net $4.4 million pre-tax charge to earnings in the first quarter of 2005. See Note 7 - Retail Rates for additional information.
  Pursuant to PSB approval of the Vermont Yankee sale, distributions from Nuclear Electric Insurance Limited ("NEIL") received by Vermont Yankee and passed to the Company must benefit ratepayers through programs to promote renewable resources. On July 28, 2005, the PSB approved the Company's plan for use of these funds, which included 30 percent to the Vermont Small Wind and Solar Fund and 70 percent to the Renewable Development Trust Fund and the related voluntary renewable pricing program referred to as CVPS Cow Power.

  The Company received a $1.1 million credit or reduction in its June 2005 purchased power billing from VYNPC, representing its share of the settlement of a tax dispute payment received by VYNPC from the IRS. The Company recorded the credit (less a small portion related to wholesale) as a regulatory liability rather than a reduction in purchased power expense. The Company does not believe that IRS settlement constitutes 'excess funds' within the meaning of the PSB's June 2002 Order approving the Vermont Yankee sale, and its April 2004 Order approving use of NEIL funds received in 2003 and 2004. If it is determined that the IRS settlement does not constitute 'excess funds' the regulatory liability could be reversed. If not, the Company will require PSB approval for its planned use of the funds.
  The Rate Order required other adjustments mostly related to tree trimming that resulted in a $0.1 million pre-tax charge to earnings. Pursuant to the Rate Order, tree trimming and pole treating expenditures below those amounts included in retail rates are being deferred as regulatory liabilities and any amounts in excess are recorded as deferred charges. These amounts would then carry forward for use in future years.
  Regulatory liabilities related to the Company's share of revenues from the sale of excess SO2 (sulfur dioxide) emission allowances (about $0.3 million) and the sale of renewable energy credits (about $0.05 million). The emission allowances were related to the Company's joint-owned units, Wyman Unit 4 and McNeil Generating Station. The renewable energy credits were related to credits created from Company-owned facilities. Based on regulatory accounting requirements these revenues are recorded as regulatory liabilities. In July 2005, the Company submitted a draft Accounting Order to the PSB for approval to defer revenue from the sale of emission allowances and renewable energy credits.

NOTE 5 - INVESTMENT SECURITIES
Available-for-sale securities  At June 30, 2005, Current Assets associated with available-for-sale securities increased by $8.8 million and available-for-sale securities included in Investments and Other Assets decreased by $13.9 million, reflecting the expected maturity of certain available-for-sale securities within one year.

The Company evaluates the carrying value of these investments on a quarterly basis, or when events and circumstances warrant, to determine whether a decline in fair value is considered temporary or other-than-temporary. The Company considers several criteria in evaluating other-than-temporary declines, including 1) length of time and extent to which market value has been less than cost; 2) financial condition and near-term prospects of the issuer; and 3) intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. In the first quarter of 2005, the Company recorded a $0.3 million impairment of certain available-for-sale investments based on its intent to liquidate those securities prior to their original maturity dates. Based upon forecasted cash flow needs at that time, those securities closest to maturity were impaired. Generally, a security close to its maturity date should have less pricing volatility due to interest rate movements than one further from its maturity date. In the second quarter of 2005, the Company determined that there was no further impairment related to these investment securities.

In the first quarter of 2005, the Company recorded $0.1 million of realized losses and $0.3 million of debt security premium amortizations to interest income as a deduction from the coupon interest earned on available-for-sale securities. In the second quarter of 2005, minimal amounts of realized losses and premium amortizations were recorded.

The unrealized losses on available-for-sale securities shown below, both on an individual and aggregate basis, are minor when compared to the original costs, and are related to securities the Company expects to hold to maturity based on forecasted cash needs. Therefore, such unrealized losses are considered temporary. Information regarding available-for-sale securities as of June 30, 2005 follows (in thousands):
	June 30, 2005				December 31, 2004
Security Types	Amortized Cost	Fair Value	Unrealized Losses	Unrealized Gains	Amortized Cost	Fair Value	Unrealized Losses	Unrealized Gains

Current Assets:
US Government Obligations
US Government Agencies
Corporate Bonds
Auction Rate Securities
     Subtotal

Investments and Other Assets:
US Government Obligations
US Government Agencies
Corporate Bonds
     Subtotal
Total

	$ - 14,837 5,138 8,150 28,125 - 6,444 1,520 7,964 $36,089	$ - 14,846 5,116 8,150 28,112 - 6,454 1,529 7,983 $36,095	$ - 40 32 - 72 - 20 - 20 $92	$ - 49 10 - 59 - 30 9 39 $98	$2,006 8,060 4,442 4,825 19,333 - 15,492 6,657 22,149 $41,482	$2,002 8,010 4,425 4,825 19,262 - 15,336 6,582 21,918 $41,180	$4 50 17 - 71 - 156 75 231 $302	- - - - - - - - - -

The following table presents the fair value and gross unrealized losses of the Company's available-for-sale securities, aggregated by investment category and the length of time the securities have been in a continuous loss position, at June 30, 2005 (in thousands):
	Equity Securities		Debt Securities
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less than 12 months 12 months or more Total	- - -	- - -	$1,478 4,982 $6,460	$20 72 $92

Information related to the fair value of debt securities at June 30, 2005 follows (in thousands):

Fair value of debt securities at contractual maturity dates
Debt Securities	Less than 1 year $19,962	1 to 5 years $7,983	5 to 10 years -	After 10 years -	Total $27,945

Millstone Decommissioning Trust Fund The Company has decommissioning trust fund investments related to its joint-ownership interest in Millstone Unit #3. The decommissioning trust fund was established pursuant to various federal and state guidelines. Among other requirements, the fund is required to be managed by an independent and prudent fund manager. Any gains or losses, realized and unrealized, are expected to be refunded to or collected from ratepayers, respectively. For that reason, the fair value is adjusted by realized and unrealized gains and losses, with a corresponding decommissioning liability recorded as Asset Retirement Obligations on the Condensed Consolidated Balance Sheets. Additionally, any appreciation in the trust fund investments is used to offset the related decommissioning liability.

These investments are subject to the requirements of SFAS No. 115, and are recorded at fair value in Investments and Other Assets on the Condensed Consolidated Balance Sheets. The unrealized losses on the decommissioning trust fund are minor when compared to their original cost; therefore, they are considered temporary. The fair value of these investments is summarized below (in thousands):
	June 30, 2005				December 31, 2004
Security Types	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
Equity Securities Debt Securities Cash and other Total	$2,485 1,108 54 $3,647	$3,496 1,147 54 $4,697	$1,035 42 - $1,077	$24 3 - $27	$2,464 1,103 40 $3,607	$3,537 1,144 40 $4,721	$1,093 43 - $1,136	$20 2 - $22

The following table presents the fair value and gross unrealized losses of these investments, aggregated by investment category and the length of time the securities have been in a continuous loss position, at June 30, 2005 (in thousands):
	Equity Securities		Debt Securities
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Less than 12 months 12 months or more Total	$219 - $219	$24 - $24	$- 293 $293	$- 3 $3

Information related to the fair value of debt securities at June 30, 2005 follows (in thousands):

Fair value of debt securities at contractual maturity dates
Debt Securities	Less than 1 year $10	1 to 5 years $327	5 to 10 years $308	After 10 years $502	Total $1,147

NOTE 6 - PENSION AND POSTRETIREMENT BENEFITS
Benefit Plan Trust Assets:  At June 30, 2005, the fair value of Pension Plan trust assets was $65.6 million. At December 31, 2004, the fair value of Pension Plan trust assets was $64.2 million. At June 30, 2005 and December 31, 2004, the fair value of Postretirement Plan trust assets was $5.0 million.

Benefit Plan Trust Contributions:  The Company made no contributions to its defined benefit Pension Plan and Postretirement Plan trusts during the first six months of 2005. The Company anticipates contributing about $3.4 million to the defined Pension Plan trust in the third quarter of 2005 and also expects to contribute about $1.1 million to the Postretirement Plan trusts in the last six months of 2005, in addition to the postretirement benefits it pays out of pocket.

Net Periodic Benefit Costs
Components of net periodic benefit costs were as follows (in thousands):
Pension Benefits	Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004

Net benefit costs include the following components
Service cost
Interest cost
Expected return on plan assets
Amortization of prior service cost
Recognized net actuarial loss
Amortization of transition asset
Net periodic benefit cost
Less amounts capitalized
Net benefit costs expensed

	$807 1,464 (1,317) 100 49 - 1,103 176 $927	$755 1,388 (1,406) 99 - (37) 799 127 $672	$1,614 2,928 (2,634) 200 98 - 2,206 343 $1,863	$1,510 2,776 (2,812) 198 - (74) 1,598 251 $1,347
Postretirement Benefits	Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004

Net benefit costs include the following components
Service cost
Interest cost
Expected return on plan assets
Amortization of prior service cost
Recognized net actuarial loss
Amortization of transition obligation
Net periodic benefit cost
Less amounts capitalized
Net benefit costs expensed

	$128 361 (119) - 278 64 712 114 $598	$135 389 (108) - 345 64 825 131 $694	$256 722 (238) - 556 128 1,424 222 $1,202	$270 778 (216) - 690 128 1,650 259 $1,391

The estimated Medicare Part D subsidy for retirees over age 65 who are offered benefits, included in net periodic benefit cost above is about $0.1 million for the first half of 2005 and is expected to be about $0.3 million for the year.

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

On March 29, 2005, the PSB issued its Order ("Rate Order") on the rate investigation and the Company's request for a rate increase. The PSB concluded that the Company's rates were higher than is just and reasonable, and must be reduced. In the Rate Order, the PSB determined the annual revenue requirement beginning April 1, 2004, established rates retroactive to April 7, 2004 and established new rates beginning April 1, 2005. The Rate Order included, among other things, the following: 1) a 1.88 percent rate reduction beginning April 1, 2005; 2) a $3.3 million refund to customers, 3) a 10 percent return on equity (reduced from 11 percent); and 4) a requirement that the gain resulting from the 2004 sale of Connecticut Valley's assets be applied to the benefit of ratepayers to compensate for increased costs. The Company was also required to file a compliance filing by April 1, 2005, which it did, and file a new rate design within 90 days of the Rate Order. The PSB has approved the Company's request for an extension on the rate design filing until August 29, 2005.

The PSB finalized the rate refund and rate reduction amounts in its April 4, 2005 Compliance Order. The rate refund amounted to about $6.5 million pre-tax and the rate reduction amounts to 2.75 percent ($7.2 million pre-tax on an annual basis).

For accounting purposes, the Rate Order resulted in a $21.8 million pre-tax unfavorable effect on utility earnings for the first quarter of 2005. The primary components of the charge to earnings included: 1) a revised calculation of overearnings for the period 2001 - 2003; 2) application of the gain resulting from the Connecticut Valley sale to reduce costs; 3) a customer refund for over-collections for the period April 7, 2004 through March 31, 2005; and 4) amortization of costs and other adjustments required in the Rate Order. These are described in more detail below (all on a pre-tax basis).

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

  Based on the recalculation, utility earnings above the 11 percent cap amounted to $2.9 million in 2001, $5.7 million in 2002 and $5.3 million in 2003. The difference in methodologies resulted in overearnings of $10.8 million plus $1.3 million in additional carrying costs for the period 2001 - 2003. The Rate Order requires the Company to amortize the resulting $15.3 million regulatory liability, which includes amounts previously deferred, over a four-year period ($3.8 million annually) beginning April 1, 2004.

  In the first quarter of 2005, the Company recorded a $10.8 million charge to operating expense and $1.3 million to other interest expense, offset by a $12.1 million regulatory liability, to reflect the amount to be amortized. The Company also recorded amortizations for the 12 months ending March 31, 2005, which reduced operating expense and the regulatory liability by $3.8 million. In total, this amounted to a net $8.3 million charge to earnings.
  Per the Rate Order, the Company was required to apply the 2004 gain on the Connecticut Valley asset sale to the benefit of ratepayers through amortizations over a three-year period beginning April 1, 2004. The PSB determined that ratepayers should be compensated for additional costs resulting from the sale, because it included recovery of a portion of these costs in the annual revenue requirement beginning April 1, 2004 and the new rates beginning April 1, 2005. The additional costs represent common infrastructure costs that were previously allocated or charged to Connecticut Valley through a service contract.

  The PSB's calculation amounted to $6.6 million, which is the difference between the $21 million the Company received for termination of the long-term power contract with Connecticut Valley and a $14.4 million loss accrual. The loss accrual represented Management's best estimate of the difference between expected future sales revenue, in the wholesale market, for the purchased power that was formerly sold to Connecticut Valley and the cost of purchased power obligations. The Company recorded these items in the first quarter of 2004.

  In the first quarter of 2005, the Company recorded a $6.6 million charge to operating expense, offset by a regulatory liability, to reflect the amount to be amortized. The Company also recorded amortizations for the 12 months ending March 31, 2005, which reduced operating expense and the regulatory liability by $2.2 million. In total, this amounted to a net $4.4 million charge to earnings.
  The Rate Order, with revisions from the PSB's Compliance Order, required a customer refund amounting to about $6.5 million ($3.3 million after-tax), including carrying costs of $0.3 million based on a lump-sum refund. The refund represented over-collections from customers for April 7, 2004 though March 31, 2005 ($1.7 million attributed to 2005 and $4.5 million attributed to 2004). On April 25, 2005, the PSB approved a proposal for a lump-sum refund to customers in June 2005 billings. Additionally, on April 25, 2005, the PSB approved application of the $3.8 million regulatory liability for 2004 overearnings (see discussion of February 18, 2005 Accounting Order above) to the refund liability.

  In the first quarter of 2005, the Company reduced revenue by $6.2 million and recorded $0.3 million of other interest expense, offset by a $6.5 million current liability, to reflect the refund due to customers. The Company also reversed the $3.8 million regulatory liability, which reduced operating expense by that amount. In total, this amounted to a net $2.7 million charge to earnings.

  In the second quarter of 2005, the Company recorded an additional $0.1 million of interest expense for carrying costs based on the actual date of the refund. The $6.5 million current liability was reversed in the second quarter of 2005, reflecting distribution of the refund in June 2005. The refund applied to customers who were active during the period of over-collection, and most of the refund was made through credits on customer bills.

  Other adjustments required in the Rate Order resulted in a $6.4 million unfavorable effect on utility earnings in the first quarter of 2005. These adjustments were primarily related to adjusting and amortizing certain deferred charges and credits beginning April 1, 2004, because the PSB included recovery of these costs in determining the annual revenue requirement for April 1, 2004 through March 31, 2005. Amortizations result in the matching of expenses to the period in which the amounts are recovered in rates.

The primary components of the net $6.4 million charge to earnings were as follows:
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

The Rate Order impact on the Condensed Consolidated Statement of Income for the six months ended June 30, 2005 is shown in the table below. See Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits for the impact on the Condensed Consolidated Balance Sheet.

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

The Company, DPS and AARP submitted their responses to these motions by April 26, 2005 as required by the PSB. On May 25, 2005, the PSB issued its Order on both Motions for Reconsideration. All requests to modify the Rate Order were denied with the exception of a minor modification to one sentence in the Rate Order, and a request for the Company to inform the PSB and other parties on its treatment of construction work in process in the overearnings calculation. That matter has been resolved.

The Company believes the Rate Order results in rates that do not provide sufficient revenue for the Company to recover its ongoing costs of providing adequate and efficient service. Consequently, the Company informally notified the PSB and other parties that it intended to appeal, and on June 22, 2005, the Company filed an appeal of portions of the Rate Order with the Vermont Supreme Court. On July 11, 2005, the Company filed a docketing statement with the court in which it outlined the issues in its case. The docketing statement describes the ordered payback of earnings from periods prior to the opening of the rate investigation, namely the years 2001 to 2003 and also the first quarter of 2004 when the Company recorded a gain from the sale of Connecticut Valley's assets. The issues that were raised on appeal primarily focus on whether the Rate Order sets rates retroactively without statutory authorization. On July 27, 2005, the DPS filed a response opposing the Company's position. The Company's legal brief and other materials in the case will be filed on August 22, 2005. The Company is not able to predict the outcome of this matter at this time.

Income Statement Impacts of the Rate Order:
The table below reflects the impact of the first quarter 2005 Rate Order charge to earnings on specific line items of the Condensed Consolidated Statement of Income for the six months ended June 30, 2005 on a pre-tax basis (in millions).

Income Statement Line Item
Operating Revenue (#3 above)
Purchased Power (#4 above)
Other Operation (#1, 2, 3 and 4 above)
Other Income (#4 above)
Other Deductions (#4 above)
Other Interest (#1, 3 and 4 above)

Total Rate Order Impact

$(6.2) (2.5) (10.7) (0.8) (0.4) (1.2) $(21.8)

NOTE 8 - COMMITMENTS AND CONTINGENCIES
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

The Company's share of Maine Yankee, Connecticut Yankee and Yankee Atomic estimated costs are reflected on the Condensed Consolidated Balance Sheet as regulatory assets and nuclear decommissioning liabilities (current and non-current). These amounts are adjusted when revised estimates are provided by the companies. At June 30, 2005, the Company had regulatory assets of about $5.3 million related to Maine Yankee, $11.5 million related to Connecticut Yankee and $4.1 million related to Yankee Atomic. At June 30, 2005, the Company's liability related to Yankee Atomic was about $3.2 million and the remaining $0.9 million was related to incremental decommissioning costs that were previously paid by the Company and are now being recovered in retail rates pursuant to the Rate Order. These estimated costs are being collected from the Company's customers through existing retail rate tariffs. See Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits, regarding the impacts of the Rate Order.

Maine Yankee, Connecticut Yankee and Yankee Atomic are seeking recovery of fuel storage-related costs stemming from the default of the United States Department of Energy ("DOE") under the 1983 fuel disposal contracts that were mandated by the United States Congress under the High Level Waste Act. All three are parties to a lawsuit against the DOE seeking damages based on the DOE's default. The trial on determination of damages began on July 12 and ended August 31, 2004. Closing arguments were held in January 2005 and final post-trial briefs were filed in February 2005. The Department of Justice submitted a motion to the court during the damage trial arguing that the spent fuel obligations prior to April 1983 should be treated as an offset to any award of damages. The Court's ruling on that matter is expected to be issued with its overall ruling in the case, which is expected by the end of 2005. Maine Yankee's damage claim is about $160 million, Connecticut Yankee's damage claim is about $197 million and Yankee Atomic's damage claim is about $191 million. None of the plants has included any allowance for potential recovery of these claims in their FERC-filed cost estimates.

Maine Yankee: The Company has a 2 percent ownership interest in Maine Yankee. Beginning November 1, 2004, Maine Yankee's billings to sponsor companies have been based on its September 16, 2004, FERC approved settlement, which provides for recovery of Maine Yankee's forecasted costs of providing service through a formula rate contained in its power contracts through October 31, 2008 and replenishment of the DOE Spent Fuel Obligation through collections from November 2008 through October 2010. The decommissioning effort is largely complete. Following decommissioning, the remaining on-site function will be to operate the Independent Spent Fuel Storage Installation.

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

Bechtel Litigation:  Connecticut Yankee is involved in a contract dispute with Bechtel Power Corporation ("Bechtel"), which resulted in default termination of the decommissioning services contract between Connecticut Yankee and Bechtel effective July 2003. Connecticut Yankee continues to prosecute its counterclaims for excess completion costs and other damages against Bechtel in Connecticut Superior Court ("Court"). Discovery and depositions are under way in support of a scheduled trial starting in May 2006.

In the prejudgment remedy proceeding before the Court, Bechtel sought garnishment of the decommissioning trust and related payments. In October 2004, Bechtel and Connecticut Yankee entered into an agreement in which Bechtel agreed to withdraw its request for garnishment of the decommissioning trust and related payments in return for attachment of all real property owned by Connecticut Yankee in Connecticut up to $7.9 million and the escrowing of $41.7 million the sponsors are scheduled to pay to Connecticut Yankee through June 30, 2007 in respect to Connecticut Yankee's common equity. This agreement is subject to approval of the Court and would not be implemented until the Court found that such assets were subject to attachment. Connecticut Yankee has contested the attachability of such assets. The agreement does not materially change the legal positions in this litigation. The Connecticut Department of Public Utility Control ("CT DPUC") did not object to the agreement. The Court has taken no further action.

FERC Rate Case Filing:  Connecticut Yankee's estimated decommissioning and plant closure costs for the period 2000 through 2023 ("2003 estimate") have increased by about $395 million compared to the cost estimate in the 2000 FERC rate case settlement. The revised estimate reflects increased costs including the fact that Connecticut Yankee is now directly managing the work (self-performing) to complete decommissioning of the plant following the default termination of Bechtel. On July 1, 2004, Connecticut Yankee filed its 2003 estimate with FERC as part of its rate application ("Filing") seeking additional funding for recovery of these increased costs. In the filing Connecticut Yankee sought to increase its annual decommissioning collections from $16.7 million to $93 million through 2010 beginning January 1, 2005. The CT DPUC and Bechtel have intervened in this rate case.

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

The June 2005 hearings have been completed with the briefing process scheduled to start September 1, 2005, leading to an initial decision by mid-December 2005. Connecticut Yankee anticipates that the process of resolving the matters in the Filing is likely to be contentious and lengthy.

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

Yankee Atomic: The Company has a 3.5 percent ownership interest in Yankee Atomic. Costs billed by Yankee Atomic are based on an April 4, 2003 FERC filing, in which FERC approved the resumption of billings starting June 2003 for a recovery period through 2010. The decommissioning effort is largely completed. Following decommissioning, the remaining on-site function will be to operate the Independent Spent Fuel Storage Installation.

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

Vermont Yankee
The Company has a 35 percent entitlement in Vermont Yankee plant output sold by Entergy Nuclear Vermont Yankee, LLC ("ENVY") to VYNPC, through a long-term power purchase contract ("PPA") with VYNPC. One remaining secondary purchaser continues to receive a small percentage of the Company's entitlement, reducing its entitlement to about 34.83 percent. ENVY has no obligation to supply energy to VYNPC over the amount the plant is producing, so entitlement holders receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating. Vermont Yankee's next refueling outage is scheduled for October 2005 and the plant is expected to be off-line for about four weeks.

In March 2004, the PSB approved ENVY's request to increase generation at the Vermont Yankee plant. The PSB's approval included conditions, one that ENVY provide outage protection indemnification ("Ratepayer Protection Proposal" or "RPP") for times the uprate causes reductions in output that reduce the value of the PPA. The Company's maximum right to indemnification under the RPP is about $2.8 million for the three-year period beginning in May 2004 and ending after completion of the uprate (or a maximum of three years).

The Company is currently seeking recovery from ENVY, under the RPP, for incremental replacement energy costs incurred when the plant was shut down for 19 days beginning in mid-June 2004. The Company believes the plant went off line due to problems associated with uprate-related improvements made by ENVY, and has sought about $0.8 million from ENVY. ENVY contends that the problem would have occurred regardless of the uprate. Having failed to reach a settlement with ENVY, the Company petitioned the PSB for resolution. On February 18, 2005, the PSB held a prehearing conference and set a schedule that provides for resolution in the third quarter of 2005. Additionally, the Company, Green Mountain Power and ENVY are currently in discussions to settle the matter. Pursuant to the Rate Order, any partial or full reimbursement received by the Company from ENVY under the RPP shall be recorded as a regulatory liability for return to ratepayers in the Company's next rate proceeding.

On June 22, 2005, the NRC announced that it will not fine ENVY for losing track of two fuel rod segments for several months in 2004. In April 2004, ENVY had reported that two short spent fuel rod segments were not in what ENVY believed to be their documented location in the spent fuel pool. Subsequently, ENVY's continuing documentation review led to the discovery of the fuel rod segments in a container in the spent fuel pool. During that time, ENVY notified VYNPC that based on the terms of the Purchase and Sale Agreement dated August 1, 2001, and facts at the time, it was their view that costs associated with the spent fuel rod segment inspection effort were the responsibility of VYNPC. VYNPC responded that based on the information at the time there was no basis for ENVY's claim. While this matter has not been fully resolved, Management does not believe that the Company has any potential liability related to the lost fuel rods.

ENVY has announced that, under current operating parameters, it will exhaust the capacity of its nuclear waste (spent fuel) storage pool in 2007 or 2008 and will need to store nuclear waste in so-called 'dry cask storage' facilities to be constructed on the site. Construction and use of such dry cask storage facilities requires approval from the Vermont State Legislature, in addition to PSB approval. In early June 2005, the Vermont State Legislature passed a law authorizing ENVY to construct and use dry cask storage facilities on the site through its current license. In late June 2005, ENVY filed an application with the PSB for permission to install dry cask storage facilities at the site. The PSB scheduled a pre-hearing conference on the dry cask storage case in August 2005.

If ENVY is unsuccessful in receiving regulatory approval for dry cask storage, ENVY has announced that it could be required to shut down the Vermont Yankee plant in 2007 or 2008, instead of its current license life of 2012. If the Vermont Yankee plant is shut down, the Company would lose about 50 percent of its committed energy supply and would have to acquire replacement power resources comprising about 40 percent of its estimated power supply needs. Based on projected market prices, the value of the lost output is estimated to be about $30 million on an annual basis. Based on this estimate, the Company would require a retail rate increase of about 11 percent for full cost recovery. The Company is not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB will allow timely and full recovery of increased costs related to any such shutdown.

Performance Assurance
In June 2005, as a result of the credit rating downgrades, the Company was required to post $4.4 million of collateral under performance assurance requirements for certain of its power contracts. These payments are recorded as Special Deposits on the Condensed Consolidated Balance Sheet. In the second quarter, the Company obtained interim approval from the PSB to meet collateral requirements on power contracts, with the exception of ISO-New England collateral, which has already been approved by the PSB. Performance assurance requirements are described in more detail below.

The Company is subject to performance assurance requirements associated with its power purchase and sale transactions through ISO-New England under the Financial Assurance Policy for NEPOOL members. While the Company is generally a net seller to ISO-New England, it must post collateral if the net amount owed exceeds its credit limit at ISO-New England. A company's credit limit is calculated as a percentage, based on its credit rating, of its net worth. At the Company's previous credit rating of 'BBB-', the credit limit with ISO-New England was about $2.7 million. At the Company's current credit rating of 'BB+', the credit limit with ISO-New England is zero and the Company is required to post collateral for all net purchase transactions. ISO-New England reviews collateral requirements on a daily basis. As of June 30, 2005, the Company posted $1.6 million of collateral with ISO-New England.

The Company is currently selling power in the wholesale market pursuant to two third-party contracts. Under both of these contracts, the Company is required to post collateral if downgraded below investment-grade status, but only if requested to do so by the counterparties. The Company estimates that it could be required to post collateral of up to about $10.5 million under these two contracts, based on estimates of forward market prices. Depending on the difference between the contract price and the market price of power, this estimate could increase or decrease accordingly. As of June 30, 2005, the Company posted $2.8 million of collateral related to one of the third-party contracts. This collateral requirement is reviewed on a weekly basis. At this time, the Company has not been requested to post collateral under the other third-party contract.

The Company is also subject to performance assurance requirements under its Vermont Yankee power purchase contract (the 2001 Amendatory Agreement). If ENVY, the seller, has commercially reasonable grounds for insecurity regarding the Company's ability to pay for its monthly power purchases, ENVY may ask VYNPC and VYNPC may then ask the Company to provide adequate financial assurance of payment. The Company has never had to post collateral under this contract.

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

Brattleboro Manufactured Gas Facility In the 1940s, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company ordered a site assessment in 1999 at the request of the State of New Hampshire. In 2001, New Hampshire said no further action was required, though it reserved the right to require further investigation or remedial measures. In 2002, the Vermont Agency of Natural Resources notified the Company that its corrective action plan for the site was approved. That plan is now in place.

Dover, New Hampshire, Manufactured Gas Facility In 1999, Public Service Company of New Hampshire ("PSNH") contacted the Company about this site. PSNH alleged that the Company was partially liable for cleanup, since the site was previously operated by Twin State Gas and Electric, which merged into the Company the same day that PSNH bought the facility. In 2002, the Company reached a settlement with PSNH in which certain liabilities it might have had were assigned to PSNH in return for a cash settlement paid by the Company based on completion of PSNH's cleanup effort.

As of June 30, 2005, a $6.0 million reserve for environmental matters is recorded on the Condensed Consolidated Balance Sheet. At December 31, 2004, the reserve was $6.1 million. The reserve represents Management's best estimate of the cost to remedy issues at these sites.  There is no pending or threatened litigation regarding other sites with the potential to cause material expense. No government agency has sought funds from the Company for any other study or remediation.

Catamount
In November 2004, Catamount entered into an agreement with a third-party developer for the purchase of wind turbines for a joint development project. Pursuant to the agreement, Catamount made $5.9 million of payments to the turbine supplier in 2004 and $5.9 million in March 2005. The turbine supply agreement calls for a payment of $14.8 million in September 2005, with the remaining contract amount of $32.5 million due based on milestones established in the agreement. When the Sweetwater 3 construction financing closed on May 9, 2005, the September 2005 and remaining contract amount was assumed by the Sweetwater 3 project, pursuant to the construction financing agreement.

NOTE 9 - DISCONTINUED OPERATIONS

On January 1, 2004, Connecticut Valley completed the sale of substantially all of its plant assets and its franchise to PSNH. The sale, including termination of the power contract between the Company and Connecticut Valley, resolved all Connecticut Valley restructuring litigation in New Hampshire and the Company's stranded cost litigation at FERC.

For accounting purposes, components of the sale transaction are recorded in both continuing and discontinued operations in the first six months 2004 Condensed Consolidated Statement of Income. For the first half of 2004, income from discontinued operations included a gain on disposal of about $21 million pre-tax, or $12.3 million after-tax. In addition to the gain on disposal, the Company recorded a loss on power costs of $8.4 million pre-tax relating to termination of the power contract with Connecticut Valley. The loss is included in Purchased Power in the first six months 2004 Condensed Consolidated Statement of Income. When the two accounting transactions are combined to assess the total impact of the sale, the result was a gain of $3.9 million recorded in the first quarter of 2004.

There are no remaining significant business activities related to Connecticut Valley. Summarized results of operations of the discontinued operations are as follows (in thousands):

Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004

Operating revenues
Operating expenses
   Purchased power
   Other operating (income) expenses
   Income tax expense (benefit)
   Total operating (income) expenses
Operating income (loss)
Other (expense) income, net

Net income, net of tax

Gain from disposal, net of $8,688 tax for six months ended

Income from discontinued operations, net of tax

$- - - - - - - - - $-	$24 - (200) 70 (130) 154 (6) 148 (58) $ 90	$- - - - - - - - - $-	$24 - 43 (15) 28 (4) 22 18 12,328 $12,346

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

The accounting policies of operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues include revenues for support services, including allocations of software systems and equipment, to Catamount and Eversant. Financial information by industry segment follows (in thousands):

Three Months Ended June 30,
	CV VT	Catamount Energy Corporation	All Other	Discontinued Operations	Reclassification and Consolidating Entries	Consolidated
2005

Revenues from external customers
Intersegment revenues
Equity in earnings - utility affiliates (1)
Equity in earnings - non-utility affiliates (2)
Rate Order charge (3)
Income (loss) from continuing operations
Total assets at June 30, 2005

	$75,094 23 478 - 75 2,632 477,156	$287 - - 427 - (637) 66,376	$466 - - - - 95 3,446	- - - - - - -	$(753) (23) - - - - (13,384)	$75,094 - 478 427 75 2,090 533,594
2004

Revenues from external customers
Intersegment revenues
Equity income - utility affiliates (1)
Equity income - non-utility affiliates (2)
Income from continuing operations
Income from discontinued operations, net of tax
Total assets at December 31, 2004

	$67,635 24 256 - 3,268 - 487,567	$232 - - 1,130 37 - 61,029	$469 - - - 109 - 15,247	- - - - - 90 -	$(701) (24) - - - - (17,080)	$67,635 - 256 1,130 3,414 90 546,763

Six Months Ended June 30,
	CV VT	Catamount Energy Corporation	All Other	Discontinued Operations	Reclassification and Consolidating Entries	Consolidated
2005

Revenues from external customers
Intersegment revenues
Equity in earnings - utility affiliates (1)
Equity in earnings - non-utility affiliates (2)
Rate Order charge (3)
(Loss) income from continuing operations
Total assets at June 30, 2005

	$150,737 45 961 - 21,846 (2,305) 477,156	$1,427 - - 1,359 - (449) 66,376	$923 - - - - 217 3,446	- - - - - - -	$(2,350) (45) - - - - (13,384)	$150,737 - 961 1,359 21,846 (2,537) 533,594
2004

Revenues from external customers
Intersegment revenues
Equity income - utility affiliates (1)
Equity income - non-utility affiliates (2)
Income from continuing operations
Income from discontinued operations, net of tax
Total assets at December 31, 2004

	$151,749 46 471 - 665 - 487,567	$1,249 - - 2,603 618 - 61,029	$945 - - - 225 - 15,247	- - - - - $12,346 -	$(2,194) (46) - - - - (17,080)	$151,749 - 471 2,603 1,508 12,346 546,763

  See Note 2 herein for CV's investments in affiliates.
  See Note 3 herein for CV's investment in non-utility affiliates.
  See Note 8 herein for Retail Rates.

NOTE 11 - SUBSEQUENT EVENT
On July 12, 2005, Catamount Sweetwater Holdings, LLC (the "Borrower"), a wholly owned subsidiary of Catamount, entered into a senior secured, limited recourse, Financing Agreement (the "Facility") for up to about $31.0 million of loan commitments with two lenders, based on Catamount's existing equity interest in Sweetwater 1 and 2 and on their anticipated future interest in Sweetwater 3.  On that date, Catamount borrowed $14.4 million under the Facility and used the proceeds to pay off the $12.8 million bridge loan that the Company extended in April 2005.  The remaining amount was used to fund the required debt service reserve account and pay certain transaction costs. The Facility is non-recourse to the Company.

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

Our second quarter 2005 earnings were $2.1 million, or 17 cents per diluted share of common stock, compared to second quarter 2004 earnings of $3.5 million, or 27 cents per diluted share of common stock. We had a $2.5 million loss, or 22 cents per diluted share of common stock, for the first six months of 2005, compared to earnings of $13.9 million, or $1.09 per diluted share of common stock, for the same period in 2004. Our year-to-date 2005 results include a $21.8 million pre-tax charge to earnings related to the March 29, 2005 Rate Order described in Retail Rates below.

Pursuant to the Rate Order our retail rates were reduced by 2.75 percent beginning April 1, 2005, our allowed return on equity was reduced from 11 percent to 10 percent, and we refunded customers about $6.5 million in June 2005. In the near term we have sufficient cash on hand, including available-for-sale securities, to maintain operations. However, without a combination of ongoing cost reductions and a rate increase within the next 18 months, our ongoing liquidity will be greatly impacted. In late July 2005, we signed a term sheet for a $25.0 million short-term credit facility to help ensure liquidity is maintained over the near-term. We expect to close on the facility in the third quarter of 2005.

In June 2005, Standard & Poor's Ratings Services ("S&P") lowered our corporate credit rating to below investment grade. Fitch also lowered its ratings on our senior secured debt and preferred stock. These actions were taken as a result of the March 2005 Rate Order. As a result of the downgrades, we were required to post $4.4 million of collateral under performance assurance requirements for certain of our power contracts.

To help reduce the impact of the rate reduction and customer refund on cash flow, we identified opportunities for cost reductions totaling about $0.75 million in 2005. We have deferred $6.5 million in planned capital expenditures in 2006 that will not have immediate, adverse impacts on system reliability. We have also identified about $1.0 million in additional operating and maintenance budget cuts in 2006 and beyond. We will continue to seek out additional cost reduction opportunities going forward. At some point, given inflationary cost pressures, we will have to file a new rate case.

After the issuance of the Rate Order, we decided not to make additional equity investments in Catamount in 2005. However, in April 2005, we extended a $12.8 million bridge loan to Catamount to continue construction of the 135-megawatt Sweetwater 3 project in Texas. The construction financing on that project closed in May 2005 with commercial operation expected in late 2005. In July 2005, Catamount closed on a $31 million credit facility (non-recourse to us) that will ensure it has immediate access to capital to complete construction of its Sweetwater project and pursue other developments. Catamount borrowed against the credit facility and repaid the bridge loan in July 2005. In addition, Catamount is in discussions with potential equity investors to pursue future growth opportunities.

Our investment plans related to Vermont Electric Power Company ("VELCO") have not changed. In 2004, we invested about $7.0 million in VELCO's planned transmission system upgrades and plan to make an additional investment of $5.7 million in August 2005. Our Board of Directors will continue to review this commitment on a quarterly basis to determine the appropriate level of ongoing support to VELCO.

These matters are discussed in more detail in Liquidity and Capital Resources below.

RETAIL RATES
On April 7, 2004, the PSB issued an order to investigate our retail rates. On July 15, 2004, we filed a cost of service study pursuant to the rate investigation, and filed a request for a 5.01 percent rate increase, effective April 1, 2005. We also requested that the two cases be consolidated; that request was later approved by the PSB. In October 2004, both the Vermont Department of Public Service ("DPS") and AARP, interveners in the case, filed testimony with the PSB. Technical hearings with the PSB began in early November 2004, and hearings and filings continued through February 2005.

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

On March 29, 2005, the PSB issued its Order ("Rate Order") on the rate investigation and our request for a rate increase. The PSB concluded that our rates were higher than is just and reasonable, and must be reduced. In the Rate Order, the PSB determined the annual revenue requirement beginning April 1, 2004, established rates retroactive to April 7, 2004 and established new rates beginning April 1, 2005. The Rate Order included, among other things, the following: 1) a 1.88 percent rate reduction beginning April 1, 2005; 2) a $3.3 million refund to customers, 3) a 10 percent return on equity (reduced from 11 percent); and 4) a requirement that the gain resulting from the 2004 sale of Connecticut Valley's assets be applied to the benefit of ratepayers to compensate for increased costs. We were also required to file a compliance filing by April 1, 2005, which we did, and file a new rate design within 90 days of the Rate Order. The PSB has approved our request for an extension on the rate design filing until August 29, 2005.

The PSB finalized the rate refund and rate reduction amounts in its April 4, 2005 Compliance Order. The rate refund amounted to about $6.5 million pre-tax and the rate reduction amounts to 2.75 percent ($7.2 million pre-tax on an annual basis).

For accounting purposes, the Rate Order resulted in a $21.8 million, pre-tax, charge to utility earnings in the first quarter of 2005. The primary components of the charge to earnings include: 1) a revised calculation of overearnings for the period 2001 - 2003; 2) application of the gain resulting from the Connecticut Valley sale to reduce costs; 3) a customer refund for over-collections for the period April 7, 2004 through March 31, 2005; and 4) amortization of costs and other adjustments required in the Rate Order. These are described in more detail below (all on a pre-tax basis).

  Per our July 2001 PSB-approved rate settlement, utility earnings were capped at 11 percent for the periods 2001 - 2003. We used a common-equity-based calculation methodology to calculate utility earnings for those periods, which resulted in overearnings of $0 in 2001, $0.7 million in 2002 and $2.5 million in 2003. In 2002 and 2003, we reduced utility earnings to achieve the 11 percent cap and recorded offsetting regulatory liabilities to be addressed in the next rate proceeding. In the Rate Order, the PSB determined that while our calculation methodology was not incorrect and was reasonable given the language in the 2001 rate settlement, a cost-of-service based calculation methodology was more consistent with traditional ratemaking practice. Therefore, the PSB required that we recalculate utility earnings for 2001 - 2003 using a cost-of-service-based methodology. Based on the recalculation, utility earnings above the 11 percent cap amounted to $2.9 million in 2001, $5.7 million in 2002 and $5.3 million in 2003. The difference in methodologies resulted in overearnings of $10.8 million plus $1.3 million in additional carrying costs for the period 2001 - 2003. The Rate Order requires that we amortize the resulting $15.3 million regulatory liability, which includes amounts previously deferred, over a four-year period ($3.8 million annually) beginning April 1, 2004.

  In the first quarter of 2005, we recorded a net $8.3 million charge to earnings. This included a $10.8 million charge to operating expense and $1.3 million to interest expense, offset by amortization of $3.8 million.
  Per the Rate Order, we are required to apply the 2004 gain on the Connecticut Valley asset sale to the benefit of ratepayers through amortizations over a three-year period beginning April 1, 2004. The PSB determined that ratepayers should be compensated for additional costs resulting from the sale, because it included recovery of a portion of these costs in the annual revenue requirement beginning April 1, 2004 and the new rates beginning April 1, 2005. The additional costs represent common infrastructure costs that were previously allocated or charged to Connecticut Valley through a service contract.

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

  In the first quarter of 2005, we recorded a net $4.4 million charge to earnings. This included a $6.6 million charge to operating expense, offset by amortization of $2.2 million.
  The Rate Order, with revisions from the PSB's Compliance Order, required a customer refund amounting to about $6.5 million ($3.3 million after-tax) including carrying costs of $0.3 million based on a lump-sum refund. The refund represented over-collections from customers for April 7, 2004 though March 31, 2005 ($1.7 million attributed to 2005 and $4.5 million attributed to 2004). On April 25, 2005, the PSB approved a proposal for a lump-sum refund to customers in June 2005 billings. Additionally, on April 25, 2005, the PSB approved application of the $3.8 million regulatory liability for 2004 overearnings (see discussion of February 18, 2005 Accounting Order above) to the refund liability.

  In the first quarter of 2005, we recorded a net $2.7 million charge to earnings. This included a $6.2 million reduction in revenue and a $0.3 million increase in other interest expense, offset by reversal of the $3.8 million regulatory liability.

  In the second quarter of 2005, we recorded an additional $0.1 million of interest expense for carrying costs based on the actual date of the refund. The June 2005 refund applied to customers who were active during the period of over-collection, and most of the refund was made through credits on customer bills.

  Other adjustments required in the Rate Order resulted in a $6.4 million unfavorable effect on utility earnings in the first quarter of 2005. These adjustments were primarily related to adjusting and amortizing certain deferred charges and credits beginning April 1, 2004, because the PSB included recovery of these costs in determining the annual revenue requirement for April 1, 2004 through March 31, 2005. Amortizations result in the matching of expenses to the period in which the amounts are recovered in rates.

  The primary components of the net $6.4 million charge to earnings were as follows:
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

The Rate Order impact on the Condensed Consolidated Statement of Income for the six months ended June 30, 2005 is shown in the table below. Also see Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits for the impact on the Condensed Consolidated Balance Sheet.

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
We, the DPS and AARP submitted responses to these motions by April 26, 2005 as required by the PSB. On May 25, 2005, the PSB issued its Order on both Motions for Reconsideration. All requests to modify the Rate Order were denied with the exception of a minor modification to one sentence in the Rate Order, and a request for us to inform the PSB and other parties on treatment of construction work in process in the overearnings calculation. That matter has been resolved.

We believe the Rate Order results in rates that do not provide sufficient revenue for the Company to recover its ongoing costs of providing adequate and efficient service. Consequently, we informally notified the PSB and other parties that we intended to appeal, and on June 22, 2005, we filed an appeal of portions of the Rate Order with the Vermont Supreme Court. On July 11, 2005, we filed a docketing statement with the court in which we outlined the issues in our case. The docketing statement describes the ordered payback of earnings from periods prior to the opening of the rate investigation, namely the years 2001 to 2003 and also the first quarter of 2004 when we recorded a gain from the sale of Connecticut Valley's assets. The issues that were raised on appeal primarily focus on whether the Rate Order sets rates retroactively without statutory authorization. On July 27, 2005, the DPS filed a response opposing our position. Our legal brief and other materials in the case will be filed on August 22, 2005. We are not able to predict the outcome of this matter at this time.

Income Statement Impacts of the Rate Order:
The table below reflects the impact of the first quarter 2005 Rate Order charge to earnings on specific line items of the Condensed Consolidated Statement of Income for the six months ended June 30, 2005 on a pre-tax basis (in millions).

Income Statement Line Item
Operating Revenue (#3 above)
Purchased Power (#4 above)
Other Operation (#1, 2, 3 and 4 above)
Other Income (#4 above)
Other Deductions (#4 above)
Other Interest (#1, 3 and 4 above)

Total Rate Order Impact

$(6.2) (2.5) (10.7) (0.8) (0.4) (1.2) $(21.8)

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005, we had cash and cash equivalents of $11.1 million included in total working capital of $72.9 million. During the first six months of 2005, cash and cash equivalents decreased by $0.7 million. The decrease resulted from the following:

Operating Activities:  Operating activities provided $26.0 million, including $6.1 million provided by Catamount notes receivable associated with the purchase of wind turbines, $1.4 million provided by deferred revenue related to Catamount's investment in Sweetwater 2, partially offset by $4.4 million used for special deposits required under power-related performance assurance agreements. In the second quarter of 2005, customer refunds related to the Rate Order were $6.5 million. The majority of this amount was credited to customer bills and is expected to reduce cash flows in the third quarter of 2005.

Investing Activities:  Investing activities used $21.2 million including $16.3 million of non-utility investments, $7.3 million of construction expenditures, $23.1 million of restricted cash related to construction of Sweetwater 3 and a $1.8 million Catamount notes receivable, partially offset by a $22.6 million Catamount note repayment related to the Sweetwater 2 project and $4.7 million for net sales of available-for-sale securities.

Financing Activities:  Financing activities used $5.5 million primarily related to dividends paid on common and preferred stock, and restricted cash of $2.0 million provided funds to retire preferred stock.

At June 30, 2005, investments in available-for-sale securities included $28.1 million with maturities from 90 days to one year and $8.0 million with maturities greater than one year.

VELCO:  We continue to consider additional investments in VELCO's planned transmission upgrades. Our investments in VELCO will maintain VELCO's common equity at 25 percent of its total capitalization. VELCO will require additional equity capital beyond 2005 in order to finance all of the proposed transmission upgrades and we will consider additional investments in VELCO at that time. We plan to invest about $5.7 million in the third quarter of 2005. In total, our investments in VELCO could amount to between $35 million and $40 million through 2008. Our investment plans in VELCO are subject to change due to liquidity deterioration resulting from the Rate Order.

Catamount:  Catamount has sufficient cash flow to cover its ongoing operating expenses. In April 2005, to ensure Catamount can achieve its development goals, we extended a bridge loan of $12.8 million. The loan was repaid by Catamount in July 2005. Additional project investments that will allow Catamount to execute its growth strategy will require third-party financing and an equity investor. We do not plan to make investments in Catamount for the foreseeable future. In July 2005, Catamount closed on a $31 million credit facility that is non-recourse to us. See Financing discussion below for additional information.

Rate Order:  Our retail rates were reduced by 2.75 percent ($7.2 million pre-tax on an annual basis) on April 1, 2005. Additionally the $6.5 million customer refund, mostly through credits on customer bills, occurred in the second quarter of 2005. Both of these items will impact our cash flow from operations in 2005, and the rate reduction combined with the 10 percent allowed return on equity (reduced from 11 percent) will impact our cash flow from operations in future years. See Retail Rates above for additional information.

Dividends:  Our dividend level is reviewed by our Board of Directors on a quarterly basis. While we currently have sufficient cash flow to maintain the dividend at its present level, it is possible that we could reduce or suspend dividend payments to shareholders.

We believe that cash on hand, including available-for-sale securities, and cash flow from operations will be sufficient to fund our business for the near term, although Vermont utility cash flow from operations will decrease in 2005 compared to 2004. Material risks to cash flow from operations include: loss of retail sales revenue from unusual weather; slower-than-anticipated load growth and unfavorable economic conditions; and increases in net power costs largely due to lower-than-anticipated margins on sales revenue from excess power or an unexpected power source interruption.

Financing
Utility Based on outstanding debt at June 30, 2005, no principal payments are due on long-term debt from 2005 through 2007. Substantially all utility property and plant are subject to liens under the First Mortgage Bond indenture. Currently, we are not in default under any of our debt financing documents.

At June 30, 2005, we were in compliance with all covenants related to our various debt agreements, Articles of Association and letters of credit; these agreements contain both financial and non-financial covenants. In the second quarter of 2005, we paid a consent fee of about $0.2 million to our bondholders that waives a potential future interest coverage default that could result from the first quarter 2005 Rate Order charge.

In late July 2005, we signed a term sheet for a $25.0 million credit facility to help ensure liquidity is maintained over the near-term. We expect to close on the facility in the third quarter of 2005.

Non-Utility The construction financing on a 135-MW windfarm located in Nolan County, Texas, known as Sweetwater 3 wind project ("Sweetwater 3") closed on May 9, 2005 and as a result Catamount posted $24.8 million of security, representing Catamount's expected equity contribution, to be maintained in pledged collateral accounts for the construction lender. Two pledged collateral accounts were established pursuant to the terms of the security account agreement with the construction lender. One of the accounts was funded with $16.4 million and will be drawn upon when all conditions precedent to the Sweetwater 3 equity close have been achieved. The second account was funded with $8.4 million and will be drawn upon to pay construction costs. As the funds are drawn from this account, a note receivable with Sweetwater 3 will be created. When the equity close occurs, Catamount will receive credit against its equity commitment for the full amount of the note receivable. When the construction financing closed in May 2005, Catamount was reimbursed by Sweetwater 3 for cumulative payments of $11.8 million made through March 2005 under the turbine supply agreement described below and $0.2 million for other Sweetwater 3 related project costs. Catamount funded the $24.8 million security with the $12.0 million reimbursements and $12.8 million bridge loan we extended in April 2005.

In November 2004, Catamount entered into an agreement with a third-party developer for the purchase of wind turbines for a joint-development project. Pursuant to the agreement, Catamount made $5.9 million of payments to the turbine supplier in 2004 and $5.9 million in March 2005. The turbine supply agreement calls for a payment of $14.8 million in September 2005, with the remaining contract amount of $32.5 million due based on milestones established in the agreement. When the Sweetwater 3 construction financing closed in May 2005, the September 2005 and remaining contract amount was assumed by Sweetwater 3, pursuant to the construction financing agreement.

On July 12, 2005, Catamount Sweetwater Holdings, LLC (the "Borrower"), a wholly owned subsidiary of Catamount, entered into a senior secured, limited recourse, Financing Agreement (the "Facility") for up to about $31.0 million of loan commitments with two lenders. The total loan commitment is comprised of a $14.3 million Tranche A amount based on the Borrower's wholly owned subsidiaries' equity interests in the Sweetwater 1 and 2 operating wind projects and a $16.5 million Tranche B amount based on the Borrower's wholly owned subsidiaries' equity interests anticipated in Sweetwater 3, currently under construction and scheduled to be operating in December 2005. The actual Tranche B amount will be based on the final economics for Sweetwater 3 when it is placed in commercial operation.

The maturity date for each Tranche is based on the date cash distributions are made under the Facility. The Sweetwater 1 and 2 maturity dates are anticipated to be no later than December 2013 and December 2012, respectively, for an expected average outstanding borrowing of 8.5 years from the borrowing date. The Sweetwater 3 maturity date is anticipated to be no later than December 2012, for an expected outstanding borrowing of 7 years from the borrowing date. The Tranche A and B borrowings are priced at a variable interest rate based on the three month LIBOR (London Interbank Overnight Rates). Upon the close of the Facility (July 12, 2005), the Borrower entered into a fixed interest rate swap agreement with the lenders for 75 percent of the total Facility to mitigate interest variability risk.

The Tranche A borrowing occurred upon close of the Facility and Tranche B borrowing will be available through December 2006, which is about one year from the anticipated commercial operation date of Sweetwater 3. All cash distributions from the respective projects received by each of the Borrower's wholly owned subsidiaries will be applied to the outstanding loans based on the maximum permitted loan balance at each scheduled repayment date for each Tranche. If the cash distributions are greater than the amount due at each scheduled repayment date, then the amount in excess of the amount due will be held in a fixed reserve account to be used at future scheduled repayment dates or until such time as the Facility is paid in full.

The Facility is secured by a first-priority lien on all of the Borrower's wholly owned subsidiaries' membership interests in the Sweetwater 1 and 2 wind projects. If the Tranche B borrowings are activated, then Sweetwater 3 will be subject to a first-priority lien under the Facility. The Facility has limited recourse to Catamount, but only in the event of the loss of certain production tax credits, loss of cash distributions and other matters as defined in the Facility. The Facility is non-recourse to us.

On July 12, 2005, Catamount borrowed $14.4 million under the Facility and used the proceeds to pay off the $12.8 million bridge loan that we extended in April 2005. The remaining amount was used to fund the required debt service reserve account and pay certain transaction costs.

Credit Ratings
On April 4, 2005, S&P placed our corporate credit rating on CreditWatch with negative implications. On June 10, 2005, S&P lowered our corporate credit rating from an investment grade of 'BBB-' to 'BB+', which is below investment grade. S&P also lowered the ratings on our senior secured debt from 'BBB+' to 'BBB' which is investment grade, and our preferred stock from 'BB' to 'BB-', which is below investment grade. S&P's rationale for the downgrade was in response to the March 2005 Rate Order. S&P said, "The rate order represents an adverse shift in the company's regulatory environment, which heightens its business risk for the foreseeable future." S&P also removed the rating from CreditWatch and changed the outlook from 'negative' to 'stable' saying "the stable outlook reflects the expectation that the company's financial profile will not deteriorate beyond current projections."

On June 16, 2005, Fitch lowered our senior secured debt from 'BBB+' to 'BBB', which is investment grade; and lowered the preferred stock rating from 'BBB-' to 'BB+', which is below investment grade. Fitch said "The rating downgrade reflects the negative impact of the recent rate decision . . . and the increased business risk resulting from the uncertain regulatory environment."

The downgrades could hamper our operational flexibility by restricting future access to capital and impose additional requirements to provide performance assurance associated with certain power purchase and sale transactions. The downgrades may also increase the annual costs of our three letters of credit and our vehicle lease costs by about $0.1 million.

In June 2005, as a result of the downgrades, we were required to post $4.4 million of collateral under performance assurance requirements for certain of our power contracts. In the second quarter, we obtained interim approval from the PSB to meet collateral requirements on power contracts, with the exception of ISO-New England collateral, which has already been approved by the PSB. We believe that we have sufficient liquidity to meet the performance assurance requirements as described below.

Performance Assurance
We are subject to performance assurance requirements associated with our power purchase and sale transactions through ISO-New England under the Financial Assurance Policy for NEPOOL members. While we are generally a net seller to ISO-New England, we must post collateral if the net amount owed exceeds our credit limit at ISO-New England. A company's credit limit is calculated as a percentage, based on its credit rating, of its net worth. At our previous credit rating of 'BBB-', our credit limit with ISO-New England was about $2.7 million. At our current credit rating of 'BB+', our credit limit with ISO-New England is zero and we are required to post collateral for all net purchase transactions. ISO-New England reviews our collateral requirements on a daily basis. As of June 30, 2005, we posted $1.6 million of collateral with ISO-New England. The Vermont Yankee plant was unexpectedly shut down for three days in late July 2005. We purchased replacement power through ISO-New England during the outage. As a result, our collateral requirement to ISO-New England increased to about $5.6 million, but we posted about $7.6 million as a precaution, because we were unsure of the length of the outage.

We are currently selling power in the wholesale market pursuant to two third-party contracts. Under both of these contracts, we are required to post collateral if downgraded below investment-grade status, but only if requested to do so by the counterparties. We estimate that we could be required to post collateral of up to about $10.5 million under these two contracts, based on estimates of forward market prices. Depending on the difference between the contract price and the market price of power, this estimate could increase or decrease accordingly. As of June 30, 2005, we posted $2.8 million of collateral related to one of the third-party contracts. This collateral requirement is reviewed on a weekly basis. At this time, we have not been requested to post collateral under the other third-party contract.

We are also subject to performance assurance requirements under our Vermont Yankee power purchase contract (the 2001 Amendatory Agreement). If Entergy Nuclear Vermont Yankee, LLC ("ENVY"), the seller, has commercially reasonable grounds for insecurity regarding our ability to pay for our monthly power purchases, ENVY may ask Vermont Yankee Nuclear Power Corporation ("VYNPC") and VYNPC may then ask us to provide adequate financial assurance of payment. We have never had to post collateral under this contract.

OTHER BUSINESS RISKS
In addition to the risks described in Liquidity and Capital Resources above, we are also subject to regulatory risk and wholesale power market risk related to our Vermont electric utility business. These are described in more detail below.

Regulatory Risk: Historically, electric utility rates in Vermont have been based on a utility's costs of service. As a result, electric utilities are subject to certain accounting standards that apply only to regulated businesses. SFAS No. 71 allows regulated entities, such as the Company, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates. The Company currently complies with the provisions of SFAS No. 71 for its regulated Vermont service territory and FERC-regulated wholesale businesses.  If we determine the Company no longer meets the criteria under SFAS No. 71, the accounting impact would be an extraordinary charge to operations of about $23.7 million on a pre-tax basis as of June 30, 2005, assuming no stranded cost recovery would be allowed through a rate mechanism.

Although not currently under consideration, if retail competition were implemented in our Vermont service territory, we are unable to predict the impact on our revenues, our ability to retain existing customers with respect to their power supply purchases and attract new customers or the margins that will be realized on retail sales of electricity, if any such sales are sought.

Wholesale Power Market Risk: Our material power supply contracts and arrangements are principally with Hydro-Quebec and VYNPC. These relatively-low priced contracts comprise the majority of our total annual energy (mWh) purchases. Our exposure to high market prices is normally limited for power supply purchases given that our long-term power forecast reflects energy amounts in excess of that required to meet load requirements. However, if one or both of these sources becomes unavailable for a period of time, we would be exposed to high wholesale power prices and that amount could be material. Additionally, we rely on the sale of our excess power to help mitigate overall net power costs and price risk. The volatility of wholesale power market prices can impact these mitigation efforts.

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

Regulation We prepare our financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"), for our regulated Vermont service territory and FERC-regulated wholesale business. Although the Rate Order had a significant unfavorable effect on our financial position and results of operations for the period ended June 30, 2005, our regulatory business continues to meet the criteria for accounting under SFAS No. 71. Based on a current evaluation of the factors and conditions expected to impact future cost recovery, Management believes future recovery of its regulatory assets in the State of Vermont for its retail and wholesale businesses is probable.

If we determine that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the accounting impact would be an extraordinary charge to operations of about $23.7 million pre-tax as of June 30, 2005.

Unregulated Business Catamount evaluates the carrying value of its investments on a quarterly basis, or when events and circumstances warrant. The carrying value is considered impaired when the anticipated fair value, based on undiscounted cash flows, is less than the carrying value of each investment. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the investment. Information regarding certain of Catamount's investments follows. See Diversification below for additional information.

Investments in Marketable Securities We account for investments in marketable equity and debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). At June 30, 2005, all of our marketable securities were classified as available-for-sale and reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax, in common stock equity. The carrying cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.

We evaluate the carrying value of our investments on a quarterly basis, or when events and circumstances warrant, determining whether a decline in fair value should be considered other-than-temporary. The carrying value is considered impaired when the anticipated fair value, based on cash flow forecasts is less than the carrying value of each investment. In that event, a realized loss is recognized based on the amount by which the carrying value exceeds the fair value of the investment. We use the amortized cost basis in computing realized gains and losses on the sale of our available-for-sale securities. These realized gains and losses are included in other income or deductions.

We use several criteria to evaluate other-than-temporary declines, including 1) length of time and the extent to which the market value has been less than cost; 2) financial condition and near-term prospects of the issuer; and 3) our intent and ability to retain the investments for a period of time sufficient to allow for any anticipated recovery in market value. In the first quarter of 2005, we recorded $0.1 million of realized losses and $0.3 million for impairment of certain available-for-sale investments based on our intent to liquidate certain securities prior to their original maturity dates. Based upon forecasted cash flow needs at that time, the security closest to its maturity was chosen. Generally, a security close to its maturity date should have less pricing volatility due to interest rate movements than one further from its maturity date. In the second quarter of 2005, we determined that there was no further impairment related to these investment securities. See Note 5 - Investment Securities for additional information.

Pension and Postretirement Benefits Pension costs were $1.1 million in the second quarter and $2.2 million for the first half of 2005. Of these amounts, $0.9 million is reflected in results of operations in the second quarter and $1.9 million for the first half of 2005; with the remaining amounts capitalized. This compares to pension costs of $0.8 million in the second quarter of 2004 and $1.6 million for the first half of 2004. Of these amounts, $0.7 million was reflected in results of operations in the second quarter and $1.3 million for the first half of 2004; with the remaining amounts capitalized.

Postretirement costs were $0.7 million in the second quarter and $1.4 million for the first half of 2005. Of these amounts, $0.6 million is reflected in results of operations in the second quarter and $1.2 million for the first half of 2005, with the remaining amounts capitalized. This compares to pension costs of $0.8 million in the second quarter of 2004 and $1.7 million for the first half of 2004. Of these amounts, $0.7 million was reflected in results of operations in the second quarter and $1.4 million for the first half of 2004; with the remaining amounts capitalized.

Pension costs and cash funding requirements are expected to increase in future years. As of June 30, 2005, the market value of pension plan trust assets was $65.6 million, including $42.3 million in marketable equity securities and $23.3 million in debt securities. Pension plan trust assets were $64.2 million at December 31, 2004, including $44.3 million in marketable equity securities and $19.9 million in debt securities.

At June 30, 2005 and December 31, 2004, the fair value of Postretirement Plan trust assets was $5.0 million.

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

RESULTS OF OPERATIONS
The following is a detailed discussion of the Company's results of operations for the second quarter and first half of 2005 compared to the same periods in 2004. This should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.

Consolidated Summary:
Second quarter 2005 earnings were $2.1 million, or 17 cents per diluted share of common stock, compared to second quarter 2004 earnings of $3.5 million, or 27 cents per diluted share of common stock. For the first six months of 2005, the Company recorded a $2.5 million loss, or 22 cents per diluted share of common stock, compared to first six months 2004 earnings of $13.9 million, or $1.09 per diluted share of common stock. The tables below provide a reconciliation of diluted earnings (loss) for the second quarter and first six months of 2005 versus the same periods in 2004.

Second quarter 2005 versus second quarter 2004:

2004 Earnings per diluted share		$.27

Year over Year Effects on Earnings:
   Higher resale sales
   Higher retail revenue
   Higher purchased power costs
   IRS tax settlement received in 2004
   Higher administrative and general costs
   Catamount - loss in 2005 versus earnings in 2004
   Other
      Subtotal

2005 Earnings per diluted share

	..29 ..06 (.20) (.09) (.07) (.05) (.04)	(.10) $.17

First six months 2005 versus first six months 2004:

2004 Earnings per diluted share		$1.09

Year over Year Effects on Earnings:
   Higher resale sales
   Higher retail revenue (a)
   Lower purchased power costs (a) (b)
   IRS tax settlement received in 2004
   Higher administrative and general costs
   Catamount - loss in 2005 versus earnings in 2004
   Higher transmission costs
   Other
      subtotal

Net impact of March 29, 2005 Rate Order in the first quarter of 2005

Net impact of CVEC sale recorded in 2004:
   Gain on discontinued operations
   SFAS No. 5 loss accrual - termination of power contract
     subtotal

2005 Loss per diluted share

	..24 ..01 ..01 (.09) (.08) (.08) (.04) (.05) (1.01) .69	(.08) (.91) (.32) $(.22)

(a) excludes effect of Rate Order, which is included in Net impact of March 29, 2005 Rate Order in the first      quarter of 2005 above

(b) excludes first quarter 2004 SFAS No. 5 loss accrual, which is listed separately in Net impact of CVEC sale      recorded in 2004 above

Condensed Consolidated Income Statement Discussion
The following includes a more detailed discussion of the components of our Condensed Consolidated Statements of Income and related year-over-year variances.

Operating Revenues The majority of our operating revenues are generated through retail sales from the regulated Vermont utility business. Other resale sales are related to the sale of excess power from our owned and purchased power supply portfolio. Operating revenues and related mWh sales for the three and six months ended June 30, 2005 and 2004 are summarized below:

Three Months Ended June 30,
	mWh Sales 2005 2004		Revenues (in thousands) 2005 2004
Retail Sales: Residential Commercial Industrial Other Total retail sales Resale sales: Firm (1) Other Total resale sales Retail customer refund Other revenues Total	217,311 210,835 96,548 1,344 526,038 1,083 184,668 185,751 - - 711,789	208,821 200,540 95,932 1,355 506,648 973 98,552 99,525 - - 606,173	$28,697 25,185 7,867 392 62,141 53 10,636 10,689 - 2,264 $75,094	$28,128 24,530 7,865 399 60,922 110 4,459 4,569 - 2,144 $67,635
(1) Based on FERC-filed tariffs.

Six Months Ended June 30,
	mWh Sales 2005 2004		Revenues (in thousands) 2005 2004
Retail Sales: Residential Commercial Industrial Other Total retail sales Resale sales: Firm (1) Other Total resale sales Retail customer refund Other revenues Total	490,989 427,898 205,706 2,675 1,127,268 2,435 335,848 338,283 - - 1,465,551	491,257 415,993 207,398 2,709 1,117,357 2,377 277,748 280,125 - - 1,397,482	$63,984 50,891 17,214 785 132,874 114 19,546 19,660 (6,197) 4,400 $150,737	$64,313 50,155 17,385 801 132,654 163 14,646 14,809 - 4,286 $151,749
(1) Based on FERC-filed tariffs.

Comparative changes in Operating revenues for the first quarter of 2005 versus 2004 are summarized below:

Three Months Ended June 30, 2005 vs. 2004	Six Months Ended June 30, 2005 vs. 2004

Retail revenues:
   Change in mWh volume
   Change in price (customer mix)
   Change due to rate reduction
   Subtotal
Firm resale sales
Other resale sales
Retail customer refund
Other revenues
Increase (decrease) in Operating revenues

$2,450 299 (1,530) 1,219 (57) 6,177 - 120 $7,459	$1,249 501 (1,530) 220 (49) 4,900 (6,197) 114 $(1,012)

Operating revenues increased $7.5 million in the second quarter of 2005 compared to the same period in 2004, primarily due to the following factors:

  Resale sales increased $6.2 million resulting from more mWh available for resale (an 87 percent increase in volume) in 2005 versus the same period in 2004. In the second quarter of 2005, we sold excess power supply primarily through two forward sale contracts that have been in place since the fourth quarter of 2004. In the second quarter of 2004, we sold our excess to ISO-New England, but there were fewer mWh available for resale due to scheduled nuclear plant outages at Vermont Yankee and Millstone Unit #3 and an unscheduled outage at Vermont Yankee. In total, the increased resale sales volume contributed about $5.3 million to the favorable variance and higher energy prices related to those sales contributed about $0.9 million.
  Retail sales increased $1.2 million due to a 3.8 percent increase in sales volume, partially offset by the 2.75 percent rate reduction beginning in April 2005. The increase in sales volume is primarily attributed to warmer weather in 2005, which increased average customer usage for the period. In total the increased sales volume contributed about $2.4 million to the favorable variance and customer mix contributed about $0.3 million, while the rate reduction decreased revenue by about $1.5 million.
  Other operating revenue increased $0.1 million mostly related to higher transmission revenue.

Operating revenues decreased $1.0 million for the first half of 2005 compared to the same period in 2004 due to the following factors:

  The retail customer refund reduced revenue by $6.2 million. The Rate Order required a refund to customers for over-collections during the period April 7, 2004 through March 31, 2005. Of the $6.2 million, $1.7 million is attributed to 2005 and $4.5 million is attributed to 2004. See Retail Rates above for additional information.
  Resale sales increased $4.9 million primarily due to more mWh available for resale (a 21 percent increase) in 2005 versus the same period in 2004. In 2005, we sold most of our excess power supply through two forward sale contracts and the remainder to ISO-New England. In 2004, we sold our excess power supply to ISO-New England and other third parties, but there were fewer mWh available for resale due to second quarter 2004 nuclear plant outages. In total, the increased resale sales volume contributed about $3.7 million to the favorable variance, higher prices for those sales contributed about $0.9 million and higher capacity-related revenues contributed about $0.3 million.
  Retail sales increased $0.2 million primarily due to a 0.9 percent increase in sales volume and customer mix, which was mostly offset by the 2.75 percent rate reduction beginning in April 2005. In total, the sales volume contributed $1.2 million to the favorable variance and customer mix contributed about $0.5 million, while the rate reduction decreased revenue by about $1.5 million.
  Other operating revenue increased $0.1 million mostly related to higher transmission revenue.

Purchased Power Most of our power purchases are made under long-term contracts. These contracts, power supply management and nuclear investments are described in more detail in Power Supply and Transmission Matters below. The primary components of purchased power expense are as follows (in thousands):
Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004

VYNPC (a)
Hydro-Quebec
Independent Power Producers (b)
     subtotal long-term contracts
Short-term purchases
Miscellaneous purchases
SFAS No. 5 loss accrual (net of amortizations)
Nuclear decommissioning costs (b)
March 29, 2005 Rate Order
Other (c)
Total purchased power

$15,341 13,726 5,457 34,524 2,716 24 (299) 1,405 - 94 $38,464	$8,713 13,138 5,909 27,760 7,636 17 (299) 531 - (1,280) $34,365	$30,557 28,897 10,026 69,480 6,635 37 (598) 2,195 2,441 122 $80,312	$26,201 28,450 11,397 66,048 12,543 37 13,753 1,128 - (1,222) $92,287

(a) For the three and six months ended June 30, 2005, includes $1.1 million related to our share of an IRS settlement       received by VYNPC that we recorded as a regulatory liability rather than a reduction in purchased power expense. For       the six months ended June 30, 2005 and 2004 also includes $0.5 million and $0.4 million, respectively, that we deferred       per PSB approval. See Power Supply and Transmission Matters below.
(b) For the three and six months ended June 30, 2005, excludes first quarter 2005 Rate Order adjustments shown separately       in the table. See Retail Rates above for additional information.

(c) For the three and six months ended June 30, 2005 and 2004, includes amortization and (deferrals) of incremental nuclear      refueling outage costs related to Millstone Unit #3 and deferrals related to the Vermont Yankee uprate described in      Power Supply and Transmission Matters below. For the three and six months ended June 30, 2004, also includes deferral      of incremental replacement energy costs related to the June portion of a 19-day unscheduled Vermont Yankee outage that      began in mid June and ended in early July 2004. For year-over year comparison purposes these items are included in the      variance explanation for short-term purchases.

The related mWh purchases and unit price from these sources are summarized below:
Three Months Ended June 30, 2005 2004
	mWh	$/mWh	mWh	$/mWh
VYNPC Hydro-Quebec Independent Power Producers Short-term purchases Miscellaneous purchases Total mWh	383,027 182,521 47,354 20,970 1,449 635,321	$40.05 $75.20 $115.23 $129.52 $16.56	196,865 157,618 53,432 141,994 1,017 550,926	$44.26 $83.35 $110.59 $53.78 $16.72

Six Months Ended June 30, 2005 2004
	mWh	$/mWh	mWh	$/mWh
VYNPC Hydro-Quebec Independent Power Producers Short-term purchases Miscellaneous purchases Total mWh	763,001 411,437 80,312 58,364 1,929 1,315,043	$40.05 $70.23 $124.84 $113.68 $19.18	597,599 395,141 95,457 183,316 1,701 1,273,214	$43.84 $72.00 $119.39 $68.42 $21.75

Purchased power expense increased $4.1 million for the second quarter of 2005 compared to the same period in 2004 due to the following factors:

  Long-term purchases increased $6.8 million mostly related to higher Vermont Yankee plant output due to second quarter 2004 outages. In total, Vermont Yankee purchases contributed $6.6 million to the increase including: 1) $8.0 million related to more purchases, offset by 2) $1.3 million related to lower energy prices under the PPA and 3) $0.1 million related to lower capacity costs. Other factors included a $0.6 million increase due to more deliveries under the Hydro-Quebec contract, offset by a $0.4 million decrease due to lower output from Independent Power Producers.
  Short-term purchases decreased $3.6 million, net of replacement energy deferrals and amortizations, primarily related to second quarter 2004 Vermont Yankee plant outages that required us to purchase replacement power from ISO-New England and other third-parties. There were no comparable nuclear plant outages in 2005. Most of the short-term purchases in 2004 were made through third party contracts while there were no third party purchases made in 2005. The average rate for ISO-New England purchases was significantly higher in 2005 due to the cost of real time operating reserves.
  Nuclear decommissioning costs increased $0.9 million related to higher Connecticut Yankee rates under FERC-approved tariffs and elimination of accounting deferrals for incremental Yankee Atomic dismantling costs per the Rate Order.

Purchased power expense decreased $12.0 million in the first half of 2005 compared to the same period of 2004 due to the following factors:

  In the first quarter of 2004, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies ("SFAS No. 5"), we recorded a $14.4 million pre-tax loss accrual due to termination of the long-term power contract with Connecticut Valley. The loss accrual represented management's best estimate of the difference between expected future sales revenue, in the wholesale market, for the purchased power that was formerly sold to Connecticut Valley and the cost of that power. The loss accrual is being reversed and amortized against power expense on a straight-line basis through 2015, the estimated life of the power contracts that were in place to source the Connecticut Valley power contract.
  Long-term purchases increased $3.4 million mostly related to higher Vermont Yankee plant output due to second quarter 2004 plant outages. In total, Vermont Yankee purchases contributed $4.4 million to the increase including: 1) $7.1 million related to more purchases, offset by 2) $2.6 million related to lower energy prices under the PPA and 3) $0.1 million lower capacity costs. Other factors included a $0.4 million increase due to more deliveries under the Hydro-Quebec contract, offset by a $1.4 million decrease due to lower output from Independent Power Producers.
  Short-term purchases decreased $4.6 million, net of replacement energy deferrals and amortizations, due to purchases of replacement energy for Vermont Yankee plant outages in 2004 with no comparable plant outages in 2005. Most of the short-term purchases in 2004 were made through third party contracts while there were no third party purchases made in 2005. The average rate for ISO-New England purchases was significantly higher in 2005 due to cost of real time operating reserves primarily in March and June.
  Accounting entries related to the Rate Order, described in Retail Rates above, increased purchased power expense by about $2.5 million mostly related to Yankee Atomic incremental dismantling costs and Vermont Yankee replacement energy costs related to a 2004 unscheduled outage.
  Nuclear decommissioning costs increased $1.1 million mostly related to higher Connecticut Yankee rates under FERC-approved tariffs and elimination of deferrals for incremental Yankee Atomic dismantling costs per the Rate Order.

Operating Expenses Operating expenses represent costs incurred to support our core business. The variances in income statement line items for Operating Expenses on the Condensed Consolidated Statements of Income for the second quarter and first six months of 2005 versus the same periods in 2004 are shown in the table below (in thousands). First quarter 2005 effects of the Rate Order are shown separately.

2005 over / (under) 2004
	Three Months Ended June 30		Six Months Ended June 30

	Total Variance	Percent	Related to Operations	Related to Rate Order	Total Variance	Percent
Operation Purchased power (explained above) Production and transmission Other operation Maintenance Depreciation Other taxes, principally property Taxes on income Total operating expenses	$4,099 265 925 490 46 (6) 1,900 $7,719	11.9% 4.3 8.6 11.6 1.1 (0.2) 225.2 12.1%	$(14,416) 816 1,416 469 83 153 7,859 $(3,620)	$2,441 - 10,739 - - - (10,022) $3,158	$(11,975) 816 12,155 469 83 153 (2,163) $(462)	(13.0)% 6.4 55.6 6.0 1.0 2.3 (174.1) (0.3)%

Production and transmission: These expenses are primarily associated with generating electricity from our wholly and jointly owned units, and transmission of electricity. The increase in 2005 is primarily related to higher ISO-New England transmission costs due to higher rates under the NEPOOL open access transmission tariff, higher Velco demand-based charges and other costs, partially offset by lower Hydro-Quebec Phase I and Phase II support charges.

Other operation: These expenses are primarily related to operating activity such as regulatory deferrals and amortizations, customer accounting, customer service, administrative and general and other operating costs incurred to support our core business.

The $10.7 million related to the Rate Order primarily resulted from the calculation of overearnings for 2001 - 2003 as described in Retail Rates above. Both periods of 2004 reflect the favorable impact of an insurance settlement received in the second quarter of 2004. The remaining increase resulted from higher pension, bondholder consent fees, higher officers and directors' insurance premiums and various costs, offset by lower employee-related costs such as retiree medical costs and worker's compensation claims, consulting expenses in 2004 related to an IRS tax settlement, a second quarter 2004 customer bankruptcy and lower bad debt expense in 2005.

Maintenance: These expenses are primarily related to costs associated with maintaining our electric distribution system and include costs from our jointly owned generating and transmission facilities. The increase is primarily related higher contractor costs for an annual maintenance outage at McNeil, one of our jointly owned generating units. Other factors include higher tree trimming and environmental expenses.

Taxes on Income: Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods. See Income Tax Matters below for additional information.

Other Income and Deductions These items are related to the non-operating activities of the utility business and the operating and non-operating activities of our non-regulated businesses. The variances in income statement line items for Other Income and Deductions on the Condensed Consolidated Statements of Income for the second quarter and first six months of 2005 versus 2004 are shown in the table below (in thousands). First quarter 2005 effects of the Rate Order are shown separately.
2005 over / (under) 2004
Three Months Ended June 30		Six Months Ended June 30

Total Variance	Percent	Related to Operations	Related to Rate Order	Total Variance	Percent

Equity in earnings of affiliates
Equity in earnings of non-utility investments
Allowance for equity funds during construction
Other income
Other deductions
Benefit for income taxes
Total other income and deductions

$222 (703) - (2,290) 831 613 $(1,327)	86.7% (62.2) - (72.3) 38.7 94.2 (74.8)%	$490 (1,244) (16) (2,296) (18) 555 $(2,529)	- - - $(822) (403) 598 $(627)	$490 (1,244) (16) (3,118) (421) 1,153 $(3,156)	103.8% (47.8) (32.2) (54.8) (9.4) 97.3 (100.5)%

Equity in earnings of affiliates: These are related to our equity investments, primarily VELCO and VYNPC. The increase is primarily related to our share of higher VELCO earnings of $0.2 million in the second quarter and $0.4 million in the first half of 2005, associated with the $7.0 million additional equity investment that we made in the fourth quarter of 2004.

Equity in earnings of non-utility investments: These are related to Catamount's equity investments in non-regulated independent power projects. The decrease is primarily due to Catamount's investment in Appomattox, for which the project lease expired in November 2004 and lower equity earnings from certain equity investments.

Other income: These income items include interest and dividend income, interest on temporary investments and non-utility notes receivable, Catamount's operating revenue, regulatory asset carrying costs, amortization of contributions in aid of construction and various miscellaneous other income items.

The decrease is related to fees associated with Catamount's United Kingdom development efforts in 2004, a favorable IRS tax settlement in 2004, partially offset by lower regulatory carrying charges in 2005 related to the rate order. The $0.8 million decrease related to the Rate Order reflects required adjustments to carrying charges for deferred Vermont Yankee sale costs and Vermont Yankee fuel rod costs as described in Retail Rates above. Also, interest income was lower mostly due to lower portfolio balances.

Other Deductions: These deductions include Catamount's operating expenses, impairment charges related to available for sale securities, supplemental retirement benefits and insurance, including changes in the cash surrender value of life insurance policies, and miscellaneous other deductions.

The $0.4 million increase related to the Rate Order reflects disallowance of a portion of Vermont Yankee fuel rod costs as described in Retail Rates above. The first six months also includes impairment and realized losses associated with certain available-for-sale debt securities that we no longer intend to hold to maturity, higher insurance expense due to death benefit proceeds received in 2004 and other miscellaneous items.

Benefit (provision) for income taxes:  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

Interest Expense Interest expense includes interest on long-term debt, dividends associated with mandatory redeemable preferred stock and other interest of the utility business and our unregulated businesses. The variances in income statement line items for Interest Expense on the Condensed Consolidated Statements of Income for the second quarter and first six months of 2005 versus 2004 are shown in the table below (in thousands). First quarter 2005 effects of the Rate Order are shown separately.

2005 over / (under) 2004
	Three Months Ended June 30		Six Months Ended June 30

	Total Variance	Percent	Related to Operations	Related to Rate Order	Total Variance	Percent
Interest on long-term debt Other interest Allowance for borrowed funds during construction Total interest expense * variance exceeds 100 percent	$(669) 404 2 $(263)	(26.4)% 225.5 27.4 (11.2)%	$(1,308) 469 10 $(829)	- $1,168 - $1,168	$(1,308) 1,637 10 $339	(26.1)% * 49.0 6.8%

Interest on long-term debt: The decrease primarily resulted from lower interest rates due to the August 2004 bond refinancing, and Catamount lower interest expense because it repaid its long-term debt in 2004.

Other interest expense: The $0.4 million increase for the second quarter is related to a favorable IRS tax settlement in 2004, partially offset by dividends on mandatorily redeemable preferred stock described below. The $1.2 million rate order increase is primarily related to carrying costs associated with the recalculation of overearnings for 2001 - 2003 as described in Retail Rates above.

Discontinued Operations On January 1, 2004, Connecticut Valley completed the sale of substantially all of its plant assets and its franchise to Public Service Company of New Hampshire ("PSNH"). See discussion of Discontinued Operations below.

Dividends on preferred stock  Preferred stock dividends decreased by $0.2 million in the second quarter and $0.3 million in the first six months of 2005 primarily related to SFAS 150, Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity ("SFAS No. 150"). This statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We implemented the income statement impacts of SFAS No. 150 in the fourth quarter of 2004.

POWER SUPPLY AND TRANSMISSION MATTERS
Sources of Energy We purchase about 90 percent of our power requirements under several contracts, mostly from Hydro-Quebec and VYNPC. The remaining power is supplied by our jointly and wholly owned generating facilities, and short-term purchases. We rely on sales of excess power to help mitigate overall net power costs.

Power Contract Commitments
Hydro-Quebec We purchase a significant part of our power from Hydro-Quebec under the Vermont Joint Owners ("VJO") Power Contract and related contracts negotiated between us and Hydro-Quebec, which extend through 2016. There are specific contractual provisions that provide that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the remaining VJO participants, including us, must "step-up" to the defaulting party's share on a pro rata basis.

VYNPC We have a 35 percent entitlement in Vermont Yankee plant output sold by Entergy Nuclear Vermont Yankee, LLC ("ENVY") to VYNPC, through a long-term power purchase contract ("PPA") with VYNPC. One remaining secondary purchaser continues to receive a small percentage of our entitlement, reducing our entitlement to about 34.83 percent. ENVY has no obligation to supply energy to VYNPC over the amount the plant is producing, so entitlement holders receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating, although we may be entitled to certain compensation as discussed below.

On July 25, 2005, the Vermont Yankee plant unexpectedly shutdown when an electrical insulator failed in the plant's electrical switchyard. The plant was back on-line three days later. We purchased replacement power through ISO-New England during the outage. Vermont Yankee's next refueling outage is scheduled for October 2005 and the plant is expected to be off-line for about four weeks. We plan to purchase replacement energy from third parties in New England and through ISO-New England during the refueling outage.

In the second quarters of 2005 and 2004, VYNPC's power billings to us included our share of distributions from Nuclear Electric Insurance Limited ("NEIL"). Pursuant to PSB approval of the Vermont Yankee sale, the NEIL credits must benefit ratepayers through programs to promote renewable resources. As such, these items are recorded as regulatory liabilities instead of reductions in purchased power expense. Additionally, we received a $1.1 million credit or reduction in our June 2005 power billing from VYNPC, representing our share of the settlement of a tax dispute payment received by VYNPC from the IRS. We recorded the credit (less a small portion related to wholesale) as a regulatory liability rather than a reduction in purchased power expense. See Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits for additional information.

In March 2004, the PSB approved ENVY's request to increase generation at the Vermont Yankee plant by 110 megawatts. The PSB's approval included conditions, one that ENVY provide outage protection indemnification ("Ratepayer Protection Proposal" or "RPP") for times the uprate causes reductions in output that reduce our value of the PPA. Our maximum right to indemnification under the RPP is about $2.8 million for the three-year period beginning in May 2004 and ending after completion of the uprate (or a maximum of three years). ENVY still requires Nuclear Regulatory Commission ("NRC") approval for the uprate. Our purchases from VYNPC will not be affected by increased generation resulting from the uprate as our entitlement percentage of plant output would decrease to about 29 percent to match the volume of power we received before the uprate.

Since April 2004, our entitlement has been reduced by an average of about 4 MW due to uprate-related work performed during the plant's 2004 scheduled refueling outage. This reduction is expected to continue until ENVY receives NRC approval for the uprate. The financial effect of this reduction is covered under the terms of the RPP and amounts to about $0.1 million for the first six months of 2005.

We are seeking recovery from ENVY, under the RPP, for incremental replacement energy costs that we incurred when the plant was shut down from June 18 to July 7, 2004. We believe the plant went off line due to problems associated with uprate-related improvements made by ENVY, and have sought about $0.8 million from ENVY. ENVY contends that the problem would have occurred regardless of the uprate. Having failed to reach a settlement with ENVY, we petitioned the PSB for resolution. On February 18, 2005, the PSB held a prehearing conference and set a schedule that provides for resolution in the third quarter of 2005. Additionally, we, Green Mountain Power and ENVY are currently in discussions to settle the matter.

In the second quarter of 2004, based on the PSB's preliminary approval of our request for an Accounting Order, we deferred about $0.8 million for incremental replacement energy costs incurred as a result of the 2004 plant outage. In the first quarter of 2005, these deferred costs were reduced to zero pursuant to the Rate Order, resulting in a $0.8 million pre-tax charge to purchased power expense. The Rate Order also requires that we record any partial or full reimbursement received by ENVY under the RPP as a regulatory liability for return to ratepayers in our next rate proceeding.

On June 22, 2005, the NRC announced that it will not fine ENVY for losing track of two fuel rod segments for several months in 2004. In April 2004, ENVY had reported that two short spent fuel rod segments were not in what ENVY believed to be their documented location in the spent fuel pool. Subsequently, ENVY's continuing documentation review led to the discovery of the fuel rod segments in a container in the spent fuel pool. During that time, ENVY notified VYNPC that based on the terms of the Purchase and Sale Agreement dated August 1, 2001, and facts at the time, it was their view that costs associated with the spent fuel rod segment inspection effort were the responsibility of VYNPC. VYNPC responded that based on information at the time there was no basis for ENVY's claim. While this matter has not been fully resolved, we do not believe the Company has any potential liability related to the lost fuel rods.

ENVY has announced that, under current operating parameters, it will exhaust the capacity of its nuclear waste (spent fuel) storage pool in 2007 or 2008 and will need to store nuclear waste in so-called 'dry cask storage' facilities to be constructed on the site. Construction and use of such dry cask storage facilities requires approval from the Vermont State Legislature, in addition to PSB approval. In early June 2005, the Vermont State Legislature passed a law authorizing ENVY to construct and use dry cask storage facilities on the site through its current license. In late June 2005, ENVY filed an application with the PSB for permission to install dry cask storage facilities at the site. The PSB scheduled a pre-hearing conference on the dry cask storage case in August 2005.

If ENVY is unsuccessful in receiving regulatory approval for dry cask storage, ENVY has announced that it could be required to shut down the Vermont Yankee plant in 2007 or 2008, instead of its current license life of 2012. If the Vermont Yankee plant is shut down, we would lose about 50 percent of our committed energy supply and would have to acquire replacement power resources comprising about 40 percent of our estimated power supply needs. Based on projected market prices, the value of the lost output is estimated to be about $30 million on an annual basis. Based on this estimate, we would require a retail rate increase of about 11 percent for full cost recovery. We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB will allow timely and full recovery of increased costs related to any such shutdown.

Independent Power Producers ("IPPs") We purchase power from a number of IPPs that own qualifying facilities under the Public Utility Regulatory Policies Act of 1978. These qualifying facilities produce energy primarily using hydroelectric and biomass generation. Most of the power comes through a state-appointed purchasing agent, VEPP Inc. ("VEPPI"), which assigns power to all Vermont utilities under PSB rules.

Power Supply Management We engage in short-term purchases and sales in the wholesale markets administered by ISO-New England and with other third parties, primarily in New England, to minimize net power costs and risks to our customers. On an hourly basis, power is sold or bought through ISO-New England to balance our resource output and load requirements, through the normal settlement process. On a monthly basis, we aggregate the hourly sales and purchases through ISO-New England and record them as Operating Revenue or Purchased Power, respectively.

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

Transmission-related matters We operate our transmission system under an open-access tariff, pursuant to FERC Order No. 888. On March 24, 2004, FERC conditionally approved the filing made by ISO-New England and the New England transmission owners to create an Regional Transmission Organization ("RTO") for New England. The RTO parties submitted a compliance filing to FERC in December 2004, and the RTO began operating on February 1, 2005.

Under the RTO, Highgate and related facilities, owned by a number of Vermont utilities and VELCO, are classified as Highgate Transmission Facility ("HTF") with a five-year phase-in of Regional Network Service ("RNS") reimbursement treatment. At the end of the phase-in period, our net cost for Highgate will be based on our NEPOOL load ratio (about 2 percent) rather than our 46 percent ownership share of the facilities. Our share of savings related to the Highgate facilities are now expected to be about $0.4 million in 2005, $1.0 million in 2006, $1.4 million in 2007, $1.7 million in 2008 and $2.1 million in 2009. As of June 30, 2005, we have received about $0.1 million of Highgate-related savings.

Currently, about one-third of the cost of New England's existing and new high-voltage transmission system (115 kV looped facilities), Pool Transmission Facility ("PTF"), is shared by all New England utilities, and by 2008 all of the PTF costs will be shared. At this time we are not able to predict the impact of other transmission costs related to the RTO. Apart from the new RTO, we expect other transmission costs will increase due to growth in new transmission facilities in New England. However, better reliability and economic power transfers elsewhere in the region benefits Vermont's reliability because of the highly integrated nature of New England's high-voltage network.

At this time, VELCO is planning several significant upgrades, portions of which have been approved by NEPOOL for shared cost treatment in New England-wide rates for transmission services, including the so-called Northwest Reliability Project ("NRP"). The estimated cost of the NRP is now about $198 million, a $78 million increase from the original estimate that was completed in early 2003. Additional final compliance approvals will be required on the detailed components of the NRP, but the PSB has allowed VELCO to start construction on the initial stages of the project. Citing the cost increase, certain interveners have asked the PSB to reopen the proceeding in which VELCO received the overall Certificate of Public Good for the NRP. The PSB has not yet determined how it will proceed relative to these requests. The cost-sharing approach will limit our costs related to Vermont transmission upgrades but we will pay a share of projects elsewhere in New England. The net economic effect on us is expected to be beneficial, as the sharing approach provides cost and reliability benefits in providing service to our customers, because our load share is a small fraction of New England's load, and the facilities upgrades VELCO is planning improve the reliability and efficiency of the transmission network. Certain future transmission facilities will not qualify for cost sharing, and those costs will be charged locally rather than regionally; our share of such costs will be affected by FERC-approved cost-allocation rules contained in VELCO's and our tariffs and agreements.

In addition to the NRP, VELCO is working with us on a project to solve load serving and reliability issues related to a 46-kV transmission line extending from Bennington to Brattleboro, Vermont, which we refer to as the Southern Loop. It serves about 25 percent of our load. We are evaluating alternatives to resolve the Southern Loop issues, including significant upgrades to the transmission system. Such upgrades would provide both regional and local reliability benefits and some of the upgrades could be eligible for cost sharing on a New England-wide basis under the current regional tariff. The estimated cost of these transmission system upgrades ranges from $43 to $60 million with construction likely to occur in 2007 or 2008.

In the second quarter of 2005, ISO-New England proposed a new system of payments to generators that may increase the region's future power costs. ISO-New England has requested FERC approval to implement a new charge, referred to as 'locational installed capacity', in the wholesale power market to encourage generators to stay in business and to encourage construction of new generators, especially in parts of the region that are short on power. A final decision by FERC is expected by September 2005, with implementation tentatively set for January 1, 2006. We are not able to determine the impact of this charge at this time.

Wholly Owned Generating Units We own and operate 20 hydroelectric generating units, two oil-fired gas turbines and one diesel peaking unit with a combined nameplate capability of 73.6 MW.

In January 2003, we, the Vermont Agency of Natural Resources ("VANR"), Vermont Natural Resources Council and other parties reached an agreement to allow us to relicense the four dams we own and operate on the Lamoille River. According to the agreement, we will receive a water quality certificate from the State, which is needed for FERC to relicense the facilities for 30 years. The agreement also stipulates that subject to various conditions, we must begin decommissioning Peterson Dam in about 20 years. The agreement requires PSB approval of full rate recovery related to decommissioning the Peterson Dam, including recovery of replacement power costs when the dam is out of service. In July 2003, the VANR published its draft water quality certificate. In October 2003, pursuant to the schedule set forth in the agreement, we filed a petition with the PSB for approval of the rate recovery mechanisms, and the case has continued to progress through the regulatory process.

In June 2005, FERC issued a 30-year license for the four dams including Peterson Dam. While FERC determined that the VANR waived its rights to issue a water quality certificate, the license includes conditions, previously agreed upon by us, the DPS, VANR and other parties, relating to project operations, fish and wildlife, recreation, land use, and historic properties. The license does not include conditions relating to decommissioning of Peterson Dam in 20 years, or cost recovery. These issues are under review by the PSB, with hearings scheduled for later this year. We cannot predict the outcome of this matter at this time.

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

Our share of Maine Yankee, Connecticut Yankee and Yankee Atomic estimated costs are reflected on the Condensed Consolidated Balance Sheet as regulatory assets and nuclear decommissioning liabilities (current and non-current). These amounts are adjusted when revised estimates are provided by the companies. At June 30, 2005, we had regulatory assets of about $5.3 million related to Maine Yankee, $11.5 million related to Connecticut Yankee and $4.1 million related to Yankee Atomic. At June 30, 2005, our liability related to Yankee Atomic was about $3.2 million and the remaining $0.9 million was related to incremental decommissioning costs that we previously paid to Yankee Atomic and are now being recovered in retail rates pursuant to the Rate Order. These estimated costs are being collected from our customers through existing retail rate tariffs. See Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits for a discussion of how the Rate Order impacted these regulatory items.

Maine Yankee, Connecticut Yankee and Yankee Atomic are seeking recovery of fuel storage-related costs stemming from the default of the United States Department of Energy ("DOE") under the 1983 fuel disposal contracts that were mandated by the United States Congress under the High Level Waste Act. All three are parties to a lawsuit against the DOE seeking damages based on the DOE's default. The trial on determination of damages began on July 12 and ended August 31, 2004. Closing arguments were held in January 2005 and final post-trial briefs were filed in February 2005. The Department of Justice submitted a motion to the court during the damage trial arguing that the spent fuel obligations prior to April 1983 should be treated as an offset to any award of damages. The Court's ruling on that matter is expected to be issued with its overall ruling in the case, which is expected by the end of 2005. Maine Yankee's damage claim is $160 million, Connecticut Yankee's damage claim is $197 million and Yankee Atomic's damage claim is $191 million. None of the plants has included any allowance for potential recovery of these claims in their FERC-filed cost estimates.

Maine Yankee: We have a 2 percent ownership interest in Maine Yankee. Beginning November 1, 2004, Maine Yankee's billings to sponsor companies have been based on its September 16, 2004, FERC-approved settlement, which provides for recovery of Maine Yankee's forecasted costs of providing service through a formula rate contained in its power contracts through October 31, 2008 and replenishment of the DOE Spent Fuel Obligation through collections from November 2008 through October 2010. The decommissioning effort is largely complete. Following decommissioning, the remaining on-site function will be to operate the Independent Spent Fuel Storage Installation.

Connecticut Yankee: We have a 2 percent ownership interest in Connecticut Yankee. Costs currently billed by Connecticut Yankee are based on its most recent FERC-filed rates effective February 1, 2005, for collection through 2010. Prior to February 1, 2005, costs were based on FERC-approved rates that became effective September 1, 2000 for collection through 2007.

Connecticut Yankee is currently involved in litigation related to a contract dispute. Also in 2004, Connecticut Yankee filed a rate application with FERC. These matters are discussed below.

Bechtel Litigation:  Connecticut Yankee is involved in a contract dispute with Bechtel Power Corporation ("Bechtel"), which resulted in default termination of the decommissioning services contract between Connecticut Yankee and Bechtel effective July 2003. Connecticut Yankee continues to prosecute its counterclaims for excess completion costs and other damages against Bechtel in Connecticut Superior Court. Discovery and depositions are under way in support of a scheduled trial starting in May 2006.

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

On August 30, 2004, FERC issued an order: 1) accepting for filing the new charges proposed by Connecticut Yankee in its rate application; 2) suspending these revised charges until February 1, 2005; 3) establishing Administrative Law Judge hearing procedures and schedules; 4) denying the CT DPUC and Connecticut Office of Consumer Counsel ("OCC") request for an accelerated hearing schedule and for a bond or other security for potential refunds; 5) denying the declaratory ruling sought by the CT DPUC and OCC; and 6) granting Bechtel's motion to intervene as well as allowing interventions by other applying parties. On September 7, 2004, a FERC administrative law judge was appointed to the case. The June 2005 hearings have been completed with the briefing process scheduled to start September 1, 2005, leading to an initial decision by mid-December 2005. Connecticut Yankee anticipates that the process of resolving the matters in the Filing is likely to be contentious and lengthy.

We continue to believe that FERC will approve recovery of Connecticut Yankee's increased costs in wholesale rates based on the nature of costs and previous rulings at other nuclear companies. Once approved by FERC, we believe it is unlikely that the PSB would not allow these FERC-approved costs to be recovered in retail rates. The timing, amount and outcome of the Bechtel litigation and FERC rate case filing cannot be predicted at this time. Also, see Note 8 - Commitments and Contingencies.

Yankee Atomic: We have a 3.5 percent ownership interest in Yankee Atomic. Costs billed by Yankee Atomic are based on an April 4, 2003 FERC filing, in which FERC approved the resumption of billings starting June 2003 for a recovery period through 2010. The decommissioning effort is largely completed. Following decommissioning, the remaining on-site function will be to operate the Independent Spent Fuel Storage Installation.

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

Catamount As of June 30, 2005, Catamount had interests in six operating independent power projects located in Rumford, Maine; East Ryegate, Vermont; Nolan County, Texas; Thuringen, Germany and Mecklenburg-Vorpommern, Germany.

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

Catamount Results
Catamount recorded a loss of $0.6 million for the second quarter of 2005 compared to earnings of less than $0.1 million for the same period in 2004. The second quarter loss resulted primarily from lower equity in earnings primarily due to expiration of the Appomattox partnership lease, lower equity earnings from certain equity investments and higher operating costs offset by lower amortization expenses and higher interest income from investments.

Catamount recorded a loss of $0.4 million for the first half of 2005 compared to earnings of $0.6 million for the same period in 2004. The first half 2005 loss is primarily attributed to the expiration of the Appomattox partnership lease, equity losses from an equity investment, higher operating costs and an investment impairment offset by lower business development and amortization expenses. In the first half of 2005, earnings included a $1.0 million contingent based fee related to the sale of the Fibrothetford note receivable in 2004 as compared to the 2004 $0.9 million fee associated with Catamount's United Kingdom development efforts.

Catamount or its wholly owned subsidiaries provide certain management, accounting and other services to certain entities in which Catamount holds an equity interest. The fees are designed to recover actual costs or are agreed upon by other equity investors in these entities. Catamount's revenues (included in Other Income on the Condensed Consolidated Statements of Income) include billings of $0.1 million and $0.2 million for the second quarter of 2005 and 2004, respectively and $0.3 million and $0.4 million for the first half of 2005 and 2004, respectively. Information regarding certain of Catamount's investments follows.

Sweetwater 2 In February 2005, Catamount paid $15.4 million to acquire an equity interest in Sweetwater Wind 2 LLC, a 91.5-MW wind farm in Nolan County, Texas. Sweetwater Wind 2 LLC commenced commercial operations on February 11, 2005.

Sweetwater 3 The construction financing closed on May 9, 2005. See Liquidity and Capital Resources above.

Rumford Cogeneration ("Rumford"):   In the first and second quarters of 2005, Catamount determined that its equity investment in Rumford was impaired. Catamount prepared several scenarios based on varying electric energy prices and other assumptions which resulted in a range of possible outcomes ranging from no impairment to an impairment of $1.7 million. Management has determined that this impairment is temporary based on the fact that the electric energy rate is currently being negotiated between the affected parties.

DK Burgerwindpark Eckolstadt and DK Windpark Kavelstorf GmbH&Co. KG (collectively "Eurowind") In the first quarter of 2005, Catamount recorded an impairment of less than $0.1 million related to its Eurowind investments. Catamount recorded an additional impairment of $0.2 million in the second quarter of 2005. The impairment reflects Management's best estimate of the current market value of these investments based on a non-binding offer from a third party to purchase the projects.

Eversant As of June 30, 2005, Eversant had a $1.4 million equity investment in The Home Service Store Inc. ("HSS"). HSS has established a network of affiliate contractors who perform home maintenance repair and improvements for its members. Eversant accounts for this investment on the cost basis.

Eversant's wholly owned subsidiary, SmartEnergy Water Heating Services, Inc. ("SEWHS"), engages in the sale or rental of electric water heaters in Vermont and New Hampshire. SEWHS had earnings of $0.1 million for the second quarter and $0.2 million in the first half of 2005, compared to $0.1 million for the second quarter and $0.2 million in the first half of 2004.

DISCONTINUED OPERATIONS

On January 1, 2004, Connecticut Valley completed the sale of substantially all of its plant assets and its franchise to PSNH. The sale, including termination of the power contract between the Company and Connecticut Valley, resolved all Connecticut Valley restructuring litigation in New Hampshire and the Company's stranded cost litigation at FERC.

For accounting purposes, components of the sale transaction are recorded in both continuing and discontinued operations in the first six months 2004 Condensed Consolidated Statement of Income. For the first six months of 2004, income from discontinued operations included a gain on disposal of about $21 million pre-tax, or $12.3 million after-tax. In addition to the gain on disposal, the Company recorded a loss on power costs of $8.4 million pre-tax relating to termination of the power contract with Connecticut Valley. The loss is included in Purchased Power in the first six months 2004 Condensed Consolidated Statement of Income. When the two accounting transactions are combined to assess the total impact of the sale, the result was a gain of $3.9 million recorded in the first quarter of 2004.

There are no remaining significant business activities related to Connecticut Valley. Summarized results of operations of the discontinued operations are as follows (in thousands):

Three Months Ended June 30, 2005 2004		Six Months Ended June 30, 2005 2004

Operating revenues
Operating expenses
   Purchased power
   Other operating (income) expenses
   Income tax expense (benefit)
   Total operating (income) expenses
Operating income (loss)
Other (expense) income, net

Net income, net of tax

Gain from disposal, net of $8,688 tax for six months ended

Income from discontinued operations, net of tax

$- - - - - - - - - $-	$24 - (200) 70 (130) 154 (6) 148 (58) $ 90	$- - - - - - - - - $-	$24 - 43 (15) 28 (4) 22 18 12,328 $12,346

INCOME TAX MATTERS
Effective Tax Rate: In accordance with SFAS No. 109, Accounting for Income Taxes, we record adjustments to our tax provision in order to bring the year-to-date effective tax rate in line with the expected annual forecasted tax rate. The effective tax rate was 57.1 percent for the second quarter of 2005 compared to 30.3 percent for the same period in 2004 and 57.1 percent for the first half of 2005 compared to 38.3 percent for the same period in 2004. The primary items giving rise to the increased effective tax rates in 2005 compared to 2004 are the change in the level of pre-tax earnings largely due to the first quarter 2005 Rate Order charge and the IRS tax settlement in 2004 described below.

Discontinued Operations: In the first quarter of 2004, taxes on income included a $5.9 million benefit related to the loss accrual resulting from termination of the power contract with Connecticut Valley as described in Note 9 - Discontinued Operations.

IRS Tax Settlement:  In the second quarter of 2004, we received $0.5 million from a federal income tax refund related to an appeal for a refund of an overpayment from a prior audit for the tax years 1982 through 1984.

State Tax Legislation:  On June 7, 2004, the State of Vermont enacted legislation that reduced the state income tax rate from 9.75 percent to 8.9 percent effective January 1, 2006, and from 8.9 percent to 8.5 percent effective January 1, 2007. In the second quarter of 2004, related deferred tax assets and liabilities were adjusted to reflect the rate change effective January 1, 2006. This rate change reduced regulatory tax assets by about $1.0 million, and decreased state income tax expense to about $0.1 million in the second quarter of 2004.

RECENT ENERGY POLICY INITIATIVES
Energy initiatives in Vermont The State of Vermont continues to examine changes to the provision of electric service absent introduction of retail choice. The Vermont legislature passed in the concluded 2005 session Act 61, "Renewable Energy, Efficiency, Transmission, and Vermont's Energy Future" ("Act 61"), a new law that includes two major provisions of interest to us:

Power Supply Requirements The new law establishes a Sustainably Priced Energy Enterprise Development ("SPEED") Program with a collective requirement of all Vermont retail electricity providers to, in aggregate, supply all of their incremental load growth between January 1, 2005 and January 1, 2012 from new renewable supplies, through new Renewable Energy Certificates, or a combination of the two, capped at a total of 10 percent of the statewide kWh sales during calendar year 2005. Under SPEED the PSB may: 1) offer the contracts secured by a PSB-named statewide entity or entities to utilities on a pro rata basis; 2) establish a process by which utilities may demonstrate that their power supply portfolio is sufficiently renewable so as to relieve them of having to accept a pro-rata share of additional SPEED renewable power; 3) encourage utilities to secure long-term contracts for renewable energy; and 4) encourage utility sponsorship and partnerships in the development of renewable energy projects. The SPEED program begins on January 1, 2007 and could require that we purchase certain amounts of our energy supply requirement from new renewable sources while maintaining existing renewable power resources.

By July 1, 2013, the PSB must determine whether Vermont's retail electricity providers have met the SPEED program's requirements. If the requirements have been met, no other PSB action is required. If not met, the law states that the SPEED program's collective requirement reverts to a utility-specific renewable portfolio standard ("RPS"). Each retail electricity provider would have to supply an amount of energy equal to its total incremental energy growth between January 1, 2005 and January 1, 2012 through the use of electricity generated by new renewable resources, capped at a total of 10 percent of the statewide kWh sales during calendar year 2005. As with the SPEED program, this requirement can be met from new renewable resources, through new Renewable Energy Certificates, or a combination of those credits and resources.  If the RPS is imposed, it could require that we purchase certain amounts of our energy supply requirement from new renewable sources while maintaining existing renewable power content. Alternatively, if the utility-specific RPS takes effect, we may choose to pay an as yet undetermined per kWh charge set by the PSB.

Alternative Forms of Regulation  Act 61 also allows the DPS and PSB to initiate proceedings to adopt alternative forms of regulation for electric utilities that, besides other criteria, establish a reasonably balanced system of risks and rewards to encourage utilities to operate as efficiently as possible. Prior to the law's passage, only an electric utility could initiate an alternative regulation plan proposal. The PSB may only approve an alternative regulation plan if it finds that the plan will not adversely affect our eligibility for rate-regulated accounting in accordance with GAAP and reasonably preserves the availability of equity and debt capital resources to us on favorable terms and conditions. To date, neither we nor the regulators have sought to implement an alternate form of regulation for our operations.

Future issues and other matters In July 2005, Congress passed the Energy Policy Act of 2005 ("the Act") and sent it to the President for his signature. The Act includes numerous provisions meant to increase domestic gas and oil supplies, improve energy system reliability, build new nuclear power plants and expand renewable energy sources. The legislation would also repeal the Public Utility Holding Company Act of 1935. We are currently evaluating the impact the Act may have on results of operations and financial condition.

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

Regulatory The Company currently complies with the provisions of SFAS No. 71 Accounting for the Effects of Certain Types of Regulation,("SFAS No. 71") for its regulated Vermont service territory and FERC-regulated wholesale businesses.  If we determine the Company no longer meets the criteria under SFAS No. 71, the accounting impact would be an extraordinary charge to operations of about $23.7 million on a pre-tax basis as of June 30, 2005, assuming no stranded cost recovery would be allowed through a rate mechanism.

Wholesale Power Market Risk Summarized information related to the fair value of energy-related derivatives is shown in the table below (in thousands):

	Forward Sale Contract	Hydro-Quebec Sellback #3
Fair value at January 1, 2005 - unrealized gain (loss) Change in fair value Fair value at June 30, 2005 - unrealized gain (loss)	$385 (5,592) $(5,207)	$(5,735) 754 $(4,981)
Source	Over-the-counter-quotations	Quoted market data & valuation methodologies

Changes in fair value of these derivatives are recorded as deferred charges or deferred credits on the Condensed Consolidated Balance Sheets depending on whether the fair value is an unrealized loss or gain, with an offsetting amount recorded as a decrease or increase in the related derivative asset or liability. See Item 2, Note 4 - Regulatory Assets, Deferred Charges and Deferred Credits.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation from the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this interim report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to internal information related to the Company (including its consolidated subsidiaries) required to be included in reports filed or submitted by the Company to the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

The Company is involved in legal and administrative proceedings in the normal course of business and does not currently believe that the ultimate outcome of these proceedings will have a material adverse effect on the financial position or the results of operations of the Company, except as otherwise disclosed herein

Item 6.	Exhibits.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)
By	/s/ Jean H. Gibson
Jean H. Gibson Senior Vice President, Principal Financial Officer, and Treasurer

Dated  August 5, 2005

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