Form 10-K/A
period 2005-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2007-01-19
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A (Amendment No. 1)
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

     On February 28, 2006 there were outstanding 12,301,915 shares of voting Common Stock, $6 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders held on May 2, 2006 filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of our Form 10-K filed on March 31, 2006.

EXPLANATORY NOTE

     We are filing this amendment to the Annual Report on Form 10-K of Central Vermont Public Service Corporation (the "Company"), for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006, to include Exhibits 99.1, 99.2, 23.1 and 23.2 within Part IV, Item 15 of the Form 10-K. Our investments in Vermont Yankee Nuclear Power Corporation and Vermont Electric Power Company Inc. meet certain 'significance' tests pursuant to Rule 3-09 of SEC Regulation S-X. Exhibits 99.1 and 99.2 include the financial statements and related Reports of Independent Registered Public Accounting Firm and Exhibits 23.1 and 23.2 include the consents of the independent registered public accounting firms. No other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is hereby amended.

     This Amendment No. 1 does not reflect events that have occurred after the original filing of the Form 10-K or update the information set forth in the Form 10-K subsequent to such original filing date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

23.1 23.2 24.1 31 32 99.1 99.2

Independent Auditors' Consent

Independent Auditors' Consent

Power of Attorney executed by Directors and Officers of Company

Rule 13a-14(a)/15d-14(a) Certifications

Section 1350 Certifications

Financial statements of Vermont Yankee Nuclear Power Corporation

Financial statements of Vermont Electric Power Corporation, Inc.

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
                                         (Registrant)

By:   /s/ Pamela J. Keefe
       Pamela J. Keefe
       Vice President, Principal Financial Officer, and Treasurer

January 19, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 19, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

Robert H. Young*

  /s/ Pamela J. Keefe
(Pamela J. Keefe)

Robert L. Barnett*

Frederic H. Bertrand*

Janice B. Case*

Robert G. Clarke*

Bruce M. Lisman*

Mary Alice McKenzie*

William R. Sayre*

Janice L. Scites*

William J. Stenger*

Douglas J. Wacek*

President and Chief Executive Officer, and Director (Principal Executive Officer)

Vice President, Chief Financial Officer, and Treasurer
(Principal Accounting Officer)

Director

Director

Director

Director

Director

Chair of the Board of Directors

Director

Director

Director

Director

By:   /s/ Pamela J. Keefe
        (Pamela J. Keefe)
         Attorney-in-Fact for each of the persons indicated.

* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.