Form 10-K/A
period 2006-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2007-03-30
CIK 18808

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

     On February 28, 2007 there were outstanding 10,132,826 shares of voting Common Stock, $6 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 1, 2007 filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934, is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of our Form 10-K.

EXPLANATORY NOTE

     We are filing this amendment to the Annual Report on Form 10-K of Central Vermont Public Service Corporation (the "Company"), for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 15, 2007, to include Exhibits 99.1, 99.2, 23.1 and 23.2 within Part IV, Item 15 of the Form 10-K. In 2005, our investments in Vermont Yankee Nuclear Power Corporation and Vermont Electric Power Company Inc. met certain 'significance' tests pursuant to Rule 3-09 of SEC Regulation S-X. Exhibits 99.1 and 99.2 include the financial statements and related Reports of Independent Registered Public Accounting Firm and Exhibits 23.1 and 23.2 include the consents of the independent registered public accounting firms. No other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is hereby amended.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

23.1	Independent Auditors' Consent

23.2	Independent Auditors' Consent

24.1	Power of Attorney executed by Directors and Officers of Company

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Financial statements of Vermont Yankee Nuclear Power Corporation

99.2	Financial statements of Vermont Electric Power Corporation, Inc. and Subsidiary

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
                                         (Registrant)

By:   /s/ Pamela J. Keefe
       Pamela J. Keefe
       Vice President, Chief Financial Officer, and Treasurer

March 30, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

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