Form 10-Q
period 2007-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2007-05-09
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2007

or

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

     As of April 30, 2007 there were outstanding 10,184,258 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q - 2007

Table of Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)
	Three months ended March 31,
	2007	2006
Operating Revenues	$86,696	$82,255

Operating Expenses
Purchased Power - affiliates
Purchased Power - other
Production
Transmission - affiliates
Transmission - other
Other operation
Maintenance
Depreciation and amortization
Taxes other than income
Income tax expense
Total Operating Expenses

	16,138 26,122 3,139 1,497 4,187 13,788 5,457 3,739 3,728 2,838 80,633	16,810 25,678 2,853 1,343 3,452 12,563 5,515 4,091 3,616 1,714 77,635
Operating Income	6,063	4,620
Other Income Equity in earnings of affiliates Allowance for equity funds during construction Other income Other deductions Provision for income taxes Total Other Income	1,702 17 1,067 (593) (526) 1,667	517 23 2,153 (721) (453) 1,519
Interest Expense Interest on long-term debt Other interest Allowance for borrowed funds during construction Total Interest Expense	1,799 230 (5) 2,024	1,799 251 (8) 2,042
Net Income Dividends declared on preferred stock	5,706 92	4,097 92
Earnings available for common stock	$5,614	$4,005
Per Common Share Data: Basic earnings per share Diluted earnings per share	$0.55 $0.55	$0.33 $0.32
Average shares of common stock outstanding - basic Average shares of common stock outstanding - diluted Dividends declared per share of common stock	10,135,481 10,240,602 $0.46	12,297,528 12,363,931 $-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)
	Three months ended March 31,
	2007	2006
Net Income	$5,706	$4,097

Other comprehensive income, net of tax:
Items included in employee defined benefit plans:
   Amortization of actuarial losses net of income taxes of $3 and $0
   Amortization of prior service cost net of income taxes of $2 and $0
Investments:
   Unrealized holding gain net of income taxes of $0 and $22
   Realized gain net of income taxes of $0 and $(17)
Comprehensive income adjustments

	5 3 - - 8	- - 33 (25) 8
Total comprehensive income	$5,714	$4,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands) (unaudited)
Three months ended March 31,
	2007	2006

Cash flows provided (used) by:
OPERATING ACTIVITIES
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates
Distributions received from affiliates
Depreciation and amortization
Deferred income taxes and investment tax credits
Non-cash employee benefit plan costs
Regulatory and other amortization, net
Gain on sales of property
Other non-cash expense, net
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues
Decrease in accounts payable
Increase in accrued income taxes
Decrease (increase) in other current assets
(Increase) decrease in special deposits and restricted cash for power collateral
Employee benefit plan funding
Increase (decrease) in other current liabilities
Other non-current assets and liabilities and other
Net cash provided by operating activities

	$5,706 (1,702) 1,353 3,739 (350) 1,811 (11) - 896 1,426 (2,149) 3,709 550 (1,937) (618) 858 (121) 13,160	$4,097 (517) 358 4,091 101 2,649 (272) (318) 116 1,866 (2,147) 2,034 (346) 11,938 (17,006) (549) 117 6,212

INVESTING ACTIVITIES
Construction and plant expenditures
Investments in available-for-sale securities
Proceeds from sale of available-for-sale securities
Proceeds from sale of property
Return of capital from investments in affiliates
Other investments
Net cash (used for) provided by investing activities

	(5,032) (519) 477 - 108 (200) (5,166)	(4,950) (222,005) 235,410 334 120 (518) 8,391

FINANCING ACTIVITIES
Proceeds from issuance of common stock
Common and preferred dividends paid
Proceeds from borrowings under revolving credit facility
Repayments under revolving credit facility
Retirement of preferred stock subject to mandatory redemption
Decrease in special deposits held for preferred stock redemptions
Reduction in capital lease obligations
Stock reacquisition and other
Net cash used for financing activities

	629 (2,423) 3,500 (3,500) (1,000) 1,000 (217) - (2,011)	242 (3,003) 300 (300) (2,000) 2,000 (255) (286) (3,302)
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of the period Cash and cash equivalents at end of the period	5,983 2,799 $8,782	11,301 6,576 $17,877
Supplemental Disclosure of Cash Flow Information: Cash paid for: Interest (net of amounts capitalized) Income taxes (net of refunds)	$232 $(222)	$173 $25

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
	March 31, 2007	December 31, 2006

ASSETS
Utility plant
Utility plant in service, at original cost
Less accumulated depreciation
Utility plant in service, at original cost, net of accumulated depreciation
Property under capital leases
Construction work-in-progress
Nuclear fuel, net
Total utility plant, net

	(unaudited) $523,557 228,960 294,597 7,274 9,322 1,372 312,565	$517,816 226,018 291,798 7,485 8,496 1,017 308,796

Investments and other assets
Investments in affiliates
Non-utility property, less accumulated depreciation
   ($4,032 in 2007 and $4,048 in 2006)
Millstone decommissioning trust fund
Other
Total investments and other assets

	39,572 1,639 5,513 7,308 54,032	39,339 1,640 5,476 7,120 53,575

Current assets
Cash and cash equivalents
Restricted cash
Special deposits
Accounts receivable, less allowance for uncollectible accounts
   ($1,724 in 2007 and $1,707 in 2006)
Accounts receivable - affiliates, less allowance for uncollectible accounts
   ($48 in 2007 and $48 in 2006)
Unbilled revenues
Materials and supplies, at average cost
Prepayments
Deferred income taxes
Assets held for sale
Other current assets
Total current assets

	8,782 3,199 2,320 24,919 120 16,669 5,198 7,526 3,890 386 1,009 74,018	2,799 3,081 1,500 27,042 73 16,654 5,298 7,389 2,899 386 1,446 68,567
Deferred charges and other assets Regulatory assets Other deferred charges - regulatory Other deferred charges and other assets Total deferred charges and other assets TOTAL ASSETS	50,782 13,005 2,507 66,294 $506,909	52,179 12,127 5,694 70,000 $500,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
March 31, 2007	December 31, 2006

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized,
   12,430,276 issued and 10,180,301 outstanding at March 31, 2007 and 12,382,801 issued and 10,132,826 outstanding at December 31, 2006
Other paid-in capital
Accumulated other comprehensive loss
Treasury stock, at cost (2,249,975 shares)
Retained earnings
Total common stock equity
Preferred and preference stock not subject to mandatory redemption
Preferred stock subject to mandatory redemption
Long-term debt
Capital lease obligations
Total capitalization

(unaudited) $74,582 54,934 (536) (51,186) 103,630 181,424 8,054 2,000 115,950 6,399 313,827	$74,297 54,225 (544) (51,186) 102,560 179,352 8,054 3,000 115,950 6,612 312,968

Current liabilities
Current portion of preferred stock subject to mandatory redemption
Accounts payable
Accounts payable - affiliates
Notes payable
Accrued income taxes
Dividends declared
Nuclear decommissioning costs
Power contract derivatives
Other current liabilities
Total current liabilities

1,000 4,952 10,949 10,800 3,421 2,331 2,638 3,604 20,381 60,076	1,000 6,382 12,022 10,800 578 - 2,737 1,554 19,758 54,831

Deferred credits and other liabilities
Deferred income taxes
Deferred investment tax credits
Nuclear decommissioning costs
Asset retirement obligations
Accrued pension and benefit obligations
Power contract derivatives
Other deferred credits - regulatory
Other deferred credits and other liabilities
Total deferred credits and other liabilities

Commitments and contingencies

TOTAL CAPITALIZATION AND LIABILITIES

33,233 3,625 11,581 3,106 38,071 5,814 12,087 25,489 133,006 $506,909	32,467 3,720 12,166 3,041 37,547 6,443 12,687 25,068 133,139 $500,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY (in thousands, except share data) (unaudited)
Common Stock					Treasury Stock
Shares Issued	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income(loss)	Deferred Compensation	Share	Amount	Retained Earnings	Total

Balance, December 31, 2006
Cumulative effect of adoption of
   FIN 48
Adjusted balance at December
   31, 2006
Net income
Other comprehensive income
Stock options exercised
Share-based compensation
Dividends declared on common    and preferred stock
Amortization of preferred stock
   issuance expenses
Loss on reacquisition of capital
    stock
Balance, March 31, 2007

12,382,801 12,382,801 47,475 12,430,276	$74,297 $74,297 285 $74,582	$54,225 $54,225 631 71 4 3 $54,934	$(544) $(544) 8 $(536)	$- $- $-	2,249,975 2,249,975 2,249,975	$(51,186) $(51,186) $(51,186)	$102,560 120 $102,680 5,706 (4,753) (3) $103,630	$179,352 120 $179,472 5,706 8 916 71 (4,753) 4 - $181,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. In management's opinion, the accompanying interim financial statements reflect all normal, recurring adjustments considered necessary for a fair presentation. Operating results for the interim periods presented herein may not be indicative of the results that may be expected for the year. The financial statements incorporated herein should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Regulatory Accounting The Company's utility operations are regulated by the Vermont Public Service Board ("PSB"), the Connecticut Department of Public Utility and Control and the Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations. As such, the Company prepares its financial statements in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71"). The application of SFAS No. 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries. In the event the Company determines that it no longer meets the criteria for applying SFAS No. 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that would be material unless stranded cost recovery is allowed through a rate mechanism. Based on a current evaluation of the factors and conditions expected to impact future cost recovery, management believes future recovery of its regulatory assets is probable. Criteria that could give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition that restricts a company's ability to establish prices to recover specific costs, and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. See Note 4 - Retail Rates and Regulatory Accounting for additional information.

Income Taxes In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities using the tax rate expected to be in effect when the differences are expected to reverse. Investment tax credits associated with utility plant are deferred and amortized ratably to income over the lives of the related properties. The Company records a valuation allowance for deferred tax assets if management determines that it is more likely than not that such tax assets will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the methodology to be used in estimating and reporting amounts associated with uncertain tax positions, including interest and penalties. The Company adopted FIN 48 on January 1, 2007 as required. Upon adoption and in accordance with FIN 48, the Company recognized the cumulative effect of approximately $0.1 million as an increase in beginning retained earnings related to a decrease in the liability for unrecognized income tax benefits. At the adoption date and at March 31, 2007, the Company had $0.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

The Company recognizes interest related to unrecognized tax benefits as interest expense and penalties as other deductions. Accrued interest related to uncertain tax positions amounted to less than $0.1 million as of March 31, 2007.

The tax years 2003 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject.

Derivative Financial Instruments The Company accounts for certain power contracts as derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted and SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities, (collectively "SFAS No. 133"). These statements require that derivatives be recorded on the balance sheet at fair value. At December 31, 2006, the Company's power contracts that are derivatives included: 1) one long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3); 2) one long-term forward sale contract; and 3) one short-term forward purchase contract. During the first quarter of 2007, the Company entered into three additional short-term forward sale contracts that are derivatives.

The estimated fair values of power contract derivatives are based on over-the-counter quotations or broker quotes at the end of the reporting period, with the exception of Hydro-Quebec Sellback #3, which is valued using a binomial tree model and quoted market data when available, along with appropriate valuation methodologies. At March 31, 2007, the estimated fair value of five of the six power contract derivatives was an unrealized loss of $9.4 million and one had an estimated fair value of an unrealized gain of $0.1 million. At December 31, 2006, the estimated fair value of all power contract derivatives was an unrealized loss of $8.0 million.

Based on a PSB-approved Accounting Order, the Company records the change in fair value of power contract derivatives as deferred charges or deferred credits on the balance sheet, depending on whether the fair value is an unrealized loss or gain. The corresponding offsets are recorded as current and long-term assets or liabilities depending on the duration.

Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has reclassified Non-cash employee benefit plan costs of $2.6 million from Other non-current assets and liabilities and other in Operating Activities on the 2006 Condensed Consolidated Statement of Cash Flows to separately report and conform to the 2007 presentation.

Recent Accounting Pronouncements

FIN 48: See Income Taxes above.

SFAS No. 157:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (beginning January 1, 2008 for the Company). The Company has not yet evaluated the impact that SFAS No. 157 will have on its financial position, results of operations and cash flows.

SFAS No. 158: The Company adopted the recognition and disclosure provisions of SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158") as of December 31, 2006. SFAS No. 158 also requires companies to measure plan assets and benefit obligations as of the same date as their fiscal year-end balance sheet date. This provision of SFAS No. 158 is effective for the Company in 2008. The Company estimates that changing its annual benefit measurement date from September 30 to December 31 will result in a pre-tax charge to retained earnings of $1.6 million. The Company is evaluating whether it will seek rate recovery of $1.4 million related to its regulated operations. If rate recovery is permitted, a regulatory asset would be recorded for $1.4 million. If rate recovery is not permitted, the total after-tax charge to retained earnings would be approximately $1.0 million.

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

EITF 06-04: In September 2006, the FASB issued EITF Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements, ("EITF 06-04"). EITF 06-04 requires employers to record a liability for future benefits for endorsement split-dollar life insurance arrangements that provide a postretirement benefit to an employee. This guidance becomes effective for fiscal periods beginning after December 15, 2007 (beginning January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, EITF 06-04 will have on its financial position, results of operations and cash flows.

NOTE 2 - EARNINGS PER SHARE ("EPS")

The Condensed Consolidated Statements of Income include basic and diluted per share information. The following table provides a reconciliation of the numerator and denominator used in calculating basic and diluted EPS for the three months ended March 31 (in thousands, except share information):

2007	2006

Numerator for basic and diluted EPS:
Net income
Dividends declared on preferred stock
Net income available for common stock

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding
   Dilutive effect of stock options
   Dilutive effect of performance shares
Weighted-average diluted shares of common stock outstanding

$5,706 (92) $5,614 10,135,481 102,920 2,201 10,240,602	$4,097 (92) $4,005 12,297,528 63,673 2,730 12,363,931

All outstanding stock options were included in the computation of diluted shares in 2007 because the exercise prices were lower than the average market price of the common shares. Outstanding stock options totaling 67,577 in 2006 were excluded from that year's computation of diluted shares because the exercise prices were above the average market price of the common shares.

NOTE 3 - INVESTMENTS IN AFFILIATES

Vermont Electric Power Company, Inc. ("VELCO") and Vermont Transco LLC ("Transco") In June 2006, VELCO's Board of Directors, the PSB and the FERC approved a plan to transfer substantially all of VELCO's business operations to Transco, a Vermont limited liability company. On June 30, 2006, VELCO's assets were transferred to Transco in exchange for 2.4 million Class A Membership Units, and Transco assumed all of VELCO's debt. VELCO and its employees manage Transco's operations under a Management Services Agreement between VELCO and Transco. Transco operates under an Operating Agreement among VELCO, Transco, the Company, Green Mountain Power and most of the other Vermont electric utilities. Transco also operates under the Amended and Restated Three Party Agreements, assigned to Transco from VELCO, among the Company, Green Mountain Power, VELCO and Transco. In 2006, the Company invested a total of $23.3 in Transco, which is represented by Class A Membership Units in Transco that earn an allowed rate of return of 11.5 percent. At March 31, 2007, the Company's total direct and indirect interest in Transco was 44.34 percent.

Summarized financial information for Transco for the three months ended March 31 follows (in thousands). These amounts are also included in VELCO's consolidated financial information below.

2007
Operating revenues Operating income Net income Company's ownership interest Company's equity in net income	$12,664 $5,540 $3,507 29.86% $1,161

Summarized financial information for VELCO consolidated for the three months ended March 31 follows (in thousands):

2007	2006

Operating revenues
Operating income

Net income before non-controlling interest
Less members non-controlling interest in net income
Net income

Company's common stock ownership interest
Company's equity in net income

$12,787 $5,088 $3,174 2,365 $809 47.05% $397	$8,987 $2,214 $771 - $771 47.05% $391

Transco (previously VELCO) provided transmission services to the Company amounting to approximately $1.5 million in 2007 and $1.3 million in 2006. These amounts are included in Transmission - affiliates on the Condensed Consolidated Statements of Income.

Vermont Yankee Nuclear Power Corporation ("VYNPC") Summarized financial information for VYNPC for the three months ended March 31 follows (in thousands):

	2007	2006
Operating revenues Operating income Net income Company's common stock ownership interest Company's equity in net income	$44,372 $827 $225 58.85% $133	$44,347 $776 $173 58.85% $102

Purchased power - affiliates on the Company's Condensed Consolidated Statements of Income includes sales from VYNPC of approximately $15.5 million in 2007 and $15.4 million in 2006. Also see Note 6 - Commitments and Contingencies.

Maine Yankee, Connecticut Yankee and Yankee Atomic All three companies collect decommissioning and closure costs through FERC-approved wholesale rates charged under power agreements among several New England utilities, including the Company. Historically, the Company's share of these costs has been recovered from retail customers through PSB-approved rates. The Company believes its share of decommissioning and closure costs for each plant will continue to be recovered through the regulatory process. There is a risk that if FERC disallows future cost recovery for any of the three companies, the PSB would also disallow recovery of the Company's share in its retail rates.

The Company's share of Maine Yankee, Connecticut Yankee and Yankee Atomic estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets and nuclear decommissioning liabilities (current and non-current). These amounts are adjusted when revised estimates are provided. At March 31, 2007, the Company had regulatory assets of $3.1 million related to Maine Yankee, $7.9 million related to Connecticut Yankee and $3.3 million related to Yankee Atomic (including $0.1 million for incremental decommissioning costs already paid by the Company). These estimated costs are being collected from customers through existing retail rate tariffs. Total billings from the three companies amounted to $0.7 million in the first quarter of 2007 and $1.4 million in the first quarter of 2006. These amounts are included in Purchased power - affiliates on the Company's Condensed Consolidated Statements of Income.

Maine Yankee: Plant decommissioning activities were completed in 2005 and the Nuclear Regulatory Commission ("NRC") amended Maine Yankee's operating license in October 2005 for operation of the Independent Spent Fuel Storage Installation. Maine Yankee's wholesale rates are currently based on a September 2004 FERC-approved settlement.

Connecticut Yankee: Final site-work is projected to be completed in 2007 followed by NRC approval to begin the Independent Spent Fuel Storage Installation-only operations. Connecticut Yankee's wholesale rates are currently based on a November 16, 2006 FERC-approved settlement.

Yankee Atomic: Final site-work is projected to be completed in 2007 followed by NRC approval to begin the Independent Spent Fuel Storage Installation-only operations. Yankee Atomic's wholesale rates are currently based on a July 31, 2006 FERC-approved settlement.

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

On September 30, 2006, the United States Court of Federal Claims ("Court") issued judgment in the spent fuel litigation. Maine Yankee was awarded $75.8 million in damages through 2002, Connecticut Yankee was awarded $34.2 million through 2001 and Yankee Atomic was awarded $32.9 million through 2001. The three companies had claimed actual damages through the same periods in the amounts of $78.1 million for Maine Yankee, $37.7 million for Connecticut Yankee and $60.8 million for Yankee Atomic. On December 4, 2006, the DOE filed a notice of appeal in all three cases, and on December 14, 2006, all three companies filed notices of cross appeals.

On February 9, 2007, the Court issued an order consolidating the three cases. On March 15, 2007, the Court issued an order making another case a companion appeal to the case, which will result in both appeals being heard consecutively. The briefing schedule for both cases extends to early July 2007.

Due to the complexity of the issues and the appeals, the three companies cannot predict the amount of damages that will actually be received or the timing of the final determination of such damages. Each of the companies' respective FERC settlements require that damage payments, net of taxes and net of further spent fuel trust funding, be credited to ratepayers including the Company. The Company expects that its share of these payments, if any, would be credited to its ratepayers as well.

The Court's decision, if upheld, establishes the DOE's responsibility for reimbursing Maine Yankee for its actual costs through 2002 and Connecticut Yankee and Yankee Atomic for their actual costs through 2001 related to the incremental spent fuel storage, security, construction and other costs of the spent fuel storage installation. Although the decision leaves open the question regarding damages in subsequent years, the decision does support future claims for the remaining spent fuel storage installation construction costs. The Company cannot predict the ultimate outcome of this decision on appeal.

NOTE 4 - RETAIL RATES AND REGULATORY ACCOUNTING

Retail Rates On December 7, 2006, the PSB issued an Order ("2006 Rate Order") approving a 4.07 percent rate increase effective January 1, 2007. The 2006 Rate Order provided, among other things, an allowed rate of return on common equity of 10.75 percent capped until the Company's next rate proceeding.

On January 12, 2007, the PSB issued an Order denying the Company's Accounting Order request for recovery of $1.5 million of incremental replacement power costs associated with a 2005 Vermont Yankee refueling outage. The 2006 Rate Order requires the Company to record a regulatory asset or liability for any difference between the replacement power cost amortization included in the 4.07 percent rate increase and the amount approved by the PSB. Therefore, the Company is deferring (beginning January 1, 2007) the $1.5 million of revenue over two years and will continue such deferral until its next rate proceeding, at which time the total amount deferred will be returned to customers.

Regulatory Accounting Under SFAS No. 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment such that regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. In the event that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the Company would be required to write off $19.7 million of regulatory assets (total regulatory assets of $50.8 million less pension and postretirement medical costs of $31.1 million), $13.0 million of other deferred charges - regulatory and $12.1 million of other deferred credits - regulatory. This would result in a total extraordinary charge to operations of $20.6 million pre-tax as of March 31, 2007. The Company would also be required to record pension and postretirement benefit costs of $31.1 million on a pre-tax basis to Accumulated Other Comprehensive Loss as a reduction in stockholder's equity, and would be required to determine any potential impairment to the carrying costs of deregulated plant. The primary components of Regulatory assets, Other deferred charges - regulatory and Other deferred credits - regulatory are shown in the table that follows (in thousands).

	March 31, 2007	December 31, 2006
Regulatory assets:* Pension and postretirement medical costs - SFAS No. 158 Nuclear plant dismantling costs Income taxes Asset retirement obligations Other Total regulatory assets	$31,050 14,316 3,836 535 1,045 $50,782	$31,705 15,033 3,810 501 1,130 $52,179
Other deferred charges - regulatory: Vermont Yankee sale costs (tax) Unrealized loss on power contract derivatives Tree trimming, pole treating and other Total other deferred charges - regulatory	$3,130 9,418 457 $13,005	$3,130 7,997 1,000 $12,127
Page 11 of 27

Other deferred credits - regulatory:
Vermont utility overearnings 2001 - 2003
Asset retirement obligation - Millstone Unit #3
Environmental remediation
Vermont Yankee IRS settlement
Emission allowances and renewable energy credits
Other
Total other deferred credits - regulatory

	$3,843 3,057 1,648 998 847 1,694 $12,087	$4,803 3,055 1,648 1,088 924 1,169 $12,687

*Regulatory assets are being recovered in retail rates, except for asset retirement obligations. The regulatory assets included in Other and small portions of nuclear plant dismantling costs are earning a return.

NOTE 5 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS

Components of net periodic benefit costs for the three months ended March 31 follow (in thousands):
Pension Benefits		Postretirement Benefits
2007	2006	2007	2006

Service cost
Interest cost
Expected return on plan assets
Amortization of net actuarial loss
Amortization of prior service cost
Amortization of transition obligation
Net periodic benefit cost
Less amounts capitalized
Net benefit costs expensed

$888 1,561 (1,680) 146 100 - 1,015 171 $844	$922 1,493 (1,436) 196 100 - 1,275 204 $1,071	$145 377 (233) 263 - 64 616 104 $512	$177 424 (179) 398 - 64 884 142 $742

The Medicare Part D subsidy included in Postretirement net periodic benefit cost was $0.1 million in each of the first quarters of 2007 and 2006 and is expected to total $0.6 million for the year 2007.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Nuclear Decommissioning Obligations The Company's obligations for decommissioning and other costs associated with Maine Yankee, Connecticut Yankee and Yankee Atomic are described in Note 3 - Investments in Affiliates. The Company also has a 1.73 joint-ownership percentage in Millstone Unit # 3. As a joint owner of the Millstone Unit #3 facility, in which Dominion Nuclear Corporation ("DNC") is the lead owner with about 93.47 percent of the plant joint-ownership, the Company is responsible for its share of nuclear decommissioning costs. The Company has external trust funds dedicated to funding its joint-ownership share of future decommissioning costs. The Company has suspended contributions to the trust funds based on DNC's determination that the minimum NRC funding requirements are being met or exceeded. If a need for additional decommissioning funding is necessary, the Company will be obligated to resume contributions.

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

Vermont Yankee The Company purchases its entitlement share of plant output through a Power Purchase Agreement ("PPA") between Entergy Nuclear Vermont Yankee, LLC ("ENVY") and VYNPC. ENVY has no obligation to supply energy to VYNPC over the amount the plant is producing, so entitlement holders receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating. The plant's next refueling outage is scheduled to begin in May 2007. The Company has a forward contract for the purchase of replacement power during the outage.

In 2006, the Company purchased forced outage insurance to cover additional costs, if any, of obtaining replacement power from other sources if the Vermont Yankee plant experiences unplanned outages between January 1 and December 31, 2007. The coverage applies to unplanned outages of up to 30 consecutive calendar days per outage event, and provides for payment to the Company of the difference between the spot market price and $40/mWh. The total maximum coverage is $10.0 million, with a $1.0 million total deductible. There were no claims under this insurance contract in the first quarter of 2007.

The PSB has not yet approved a March 16, 2006 settlement proposal reached by the Company, Green Mountain Power, ENVY and the Vermont Department of Public Service ("DPS") that resolves issues that were raised in a petition before the PSB regarding the Rate Payer Protection Proposal (outage protection related to the plant uprate). The Company's share of the settlement is estimated to be $1.6 million, but the settlement is not effective until the PSB issues a final order. Any amounts recovered by the Company will be returned to its customers. The Company cannot predict the timing or outcome of this matter at this time.

The Company is a party to a PSB Docket that was opened in June 2006 to investigate whether the reliability of the increased plant output will be adversely affected by the operation of the plant's steam dryer. On September 18, 2006, the PSB issued an order requiring ENVY to provide additional ratepayer protections that would protect Vermont utilities and ratepayers if the plant is forced to reduce output because of uprate-related steam dryer problems. The DPS and ENVY reached an agreement in a compliance filing with the PSB, which will provide protections in the event of a derate. The protections will apply to incremental replacement power costs and will remain in effect for at least two months after the refueling outage during which the plant operates successfully with no steam dryer-related outages or derates. ENVY requested reconsideration of the PSB ruling. Reconsideration was denied and ENVY has appealed to the Vermont Supreme Court.

The PPA between ENVY and VYNPC contains a formula for determining the entitlement to power following the uprate. VYNPC and ENVY are seeking to resolve certain differences in the interpretation of the formula. One issue is how much capacity VYNPC may bid into the ISO-New England market following the uprate; another issue is the percentage of plant output that would be delivered under the PPA in the event of a derate. The differing methods of calculation could have a material effect on the Company's power supply costs if the plant is derated in the future and the Company's entitlement share of plant output declines in proportion to such derating. The Company cannot predict the outcome of this matter at this time.

If the Vermont Yankee plant is shut down for any reason prior to the end of its operating license, the Company would have to acquire replacement power resources for approximately 40 percent of its estimated power supply needs. Based on the Company's projected market prices at March 31, 2007, the incremental cost of lost power, including capacity, is estimated to average $52 million annually. Under this scenario, a retail rate increase of approximately 19 percent would be needed for full cost recovery. The Company is not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB will allow timely and full recovery of increased costs related to any such shutdown. However, an early shutdown could materially impact the Company's financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

Hydro-Quebec The Company purchases about 29 percent of its annual power supply energy (purchased and generated) from Hydro-Quebec under the Vermont Joint Owners ("VJO") Power Contract and related contracts negotiated between the Company and Hydro-Quebec. There are specific contractual provisions that provide that in the event any VJO participant fails to meet its obligation under the contract, the remaining VJO participants must "step-up" to the defaulting party's share on a pro rata basis. The VJO contract runs through 2020, but the Company's purchases related to the contract end in 2016.

In 1994, the Company negotiated a sellback arrangement whereby it received a reduction in capacity costs from 1995 to 1999. In exchange, Hydro-Quebec obtained two options. The first gives Hydro-Quebec the right upon four years' written notice, to reduce capacity deliveries by 50 MW, including the use of a like amount of the Company's Phase I/II transmission facility rights. The second gives Hydro-Quebec the right, upon one year's written notice, to curtail energy deliveries in a contract year (12 months beginning November 1) from an annual load factor of 75 to 50 percent due to adverse hydraulic conditions as measured at certain agreed upon metering stations on regulated and unregulated rivers in Quebec. This second option can be exercised five times through October 2015. Hydro-Quebec has not yet exercised these options.

Based on elections made by the VJO in 2005 and 2006, purchases under the VJO Power Contract have been at an 80 percent load factor for the contract years beginning November 1, 2005 and 2006. After the contract year ending October 31, 2007, the annual load factor will be at 75 percent for the remainder of the contract, unless all parties to the contract agree to change it or there is a reduction due to the adverse hydraulic conditions described above. Total purchases under the VJO Contract amounted to $16.7 million in the first quarter of 2007 and $16.2 million in the first quarter of 2006.

Performance Assurance At March 31, 2007, the Company had posted $5.9 million of collateral under performance assurance requirements for certain of its power contracts as described below. In the first quarter of 2007, a $4.5 million letter of credit was canceled.

The Company is subject to performance assurance requirements for power purchase and sale transactions through ISO-New England under the Financial Assurance Policy for NEPOOL members. The Company's credit limit with ISO-New England is zero and it is required to post collateral for all net purchase transactions. As of March 31, 2007, the Company had posted $3.5 million of collateral, of which $3.1 million is included in Restricted Cash on the Condensed Consolidated Balance Sheet and $0.4 million is included in Cash and Cash Equivalents since it was above the required amount.

The Company is currently selling power in the wholesale market pursuant to contracts with third parties, and is required to post collateral under certain conditions defined in the contracts. As of March 31, 2007, the Company had posted $2.3 million included in Special Deposits on the Condensed Consolidated Balance Sheet.

The Company is subject to performance assurance for power purchase and sale transactions through ISO-New York. Activity in this market has been limited. At March 31, 2007, the Company had posted $0.1 million of collateral, which is included in Restricted Cash on the Condensed Consolidated Balance sheet.

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

Environmental Over the years, more than 100 companies have merged into or been acquired by the Company. At least two of those companies used coal to produce gas for retail sale. This practice ended more than 50 years ago. Gas manufacturers, their predecessors and the Company used waste disposal methods that were legal and acceptable then, but may not meet modern environmental standards and could represent a liability. Some operations and activities are inspected and supervised by federal and state authorities, including the Environmental Protection Agency. The Company believes that it is in compliance with all laws and regulations and has implemented procedures and controls to assess and assure compliance. Corrective action is taken when necessary. Below is a brief summary of known material sites included in the Company's environmental reserve.

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal. Later, the Company sited various operations there. Due to the existence of coal tar deposits, polychlorinated biphenyl contamination and the potential for off-site migration, the Company conducted studies in the late 1980s and early 1990s to quantify the potential costs to remediate the site. Investigation at the site has continued, including work with the State of Vermont to develop a mutually acceptable solution. In 2006, the Company updated its cost estimate of remediation for this site. The Company's liability for site remediation is expected to range from $2.3 million to $0.9 million. As of March 31, 2007, the Company has accrued $1.5 million representing the most likely cost of the remediation effort.

Brattleboro Manufactured Gas Facility: In the 1940s, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company ordered a site assessment in 1999 at the request of the State of New Hampshire. In 2001, New Hampshire indicated that no further action was required, though it reserved the right to require further investigation or remedial measures. In 2002, the Vermont Agency of Natural Resources notified the Company that its corrective action plan for the site was approved. That plan is now in place. In 2006, the Company updated the cost estimate of remediation for this site. The Company's liability for site remediation is expected to range from $1.3 million to $0.1 million. As of March 31, 2007, the Company has accrued $0.6 million representing the most likely cost of the remediation effort.

Dover, New Hampshire, Manufactured Gas Facility: In 1999, Public Service Company of New Hampshire ("PSNH") contacted the Company about this site. PSNH alleged that the Company was partially liable for cleanup, since the site was previously operated by Twin State Gas and Electric, which merged into the Company on the same day that PSNH bought the facility. In 2002, the Company reached a settlement with PSNH in which certain liabilities it might have had were assigned to PSNH in return for a cash settlement paid by the Company based on completion of PSNH's cleanup effort. The Company's remaining obligation is less than $0.1 million.

The reserve for environmental matters described above amounted to about $2.1 million as of March 31, 2007 and December 31, 2006. The current and long-term portions are included as liabilities on the Condensed Consolidated Balance Sheets. The reserve represents management's best estimate of the cost to remedy issues at these sites based on available information as of the end of the reporting period. To the Company's knowledge, there is no pending or threatened litigation regarding other sites with the potential to cause material expense. No government agency has sought funds from the Company for any other study or remediation.

The revised cost estimates for the Cleveland Avenue and Brattleboro sites resulted in a $3.2 million reduction in environmental reserves in the third quarter of 2006. At that time, the Company and DPS reached an agreement that a portion of the reduction in estimated remediation costs should be attributed to ratepayers, and that the Company should file an Accounting Order request with the PSB for approval of such treatment. The ratepayer portion, $1.6 million, is included in Other Deferred Credits - Regulatory on the Condensed Consolidated Balance Sheets. The PSB approved the Company's Accounting Order request in April 2007.

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

NOTE 7 - SEGMENT REPORTING

The Company's primary operating segment is Central Vermont Public Service Corporation ("CV-VT"), which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont. Unregulated Companies are below the quantitative thresholds individually and in the aggregate; therefore, prior year amounts in the table below have been revised to conform to current year presentation. Inter-segment revenues were nominal in both periods.

(in thousands)
March 31, 2007	CV-VT	Unregulated Companies	Reclassification & Consolidating Entries	Consolidated
Revenues from external customers Equity in earnings of affiliates Net income Total assets at March 31, 2007	$86,696 $1,702 $5,478 $504,644	$435 $- $228 $2,613	$(435) $- $- $(348)	$86,696 $1,702 $5,706 $506,909
March 31, 2006
Revenues from external customers Equity in earnings of affiliates Net income Total assets at December 31, 2006	$82,255 $517 $3,652 $499,125	$450 $- $445 $2,314	$(450) $- $- $(501)	$82,255 $517 $4,097 $500,938

NOTE 8 - SUBSEQUENT EVENT

The Millstone Unit #3 nuclear plant has been offline since April 7, 2007 for a planned refueling outage. On April 23, 2007, DNC announced that it had discovered indications of cracking in the first stage of the high-pressure turbine. DNC is currently evaluating options ranging from replacing the turbine to continued use in its current condition. The Company cannot predict the outcome of this matter at this time.

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

  the actions of regulatory bodies;
  performance and continued operation of the Vermont Yankee nuclear power plant;
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

We cannot predict the outcome of any of these matters; accordingly, there can be no assurance as to actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

Our core business is the Vermont electric utility business. We typically generate most of our earnings through retail electricity sales. We also sell excess power, if any, to third parties in New England and to ISO-New England. The resale revenue generated from these sales helps to mitigate our power supply costs which comprise almost 60 percent of our annual operating expenses. The rates we charge for retail electricity sales are regulated by the Vermont Public Service Board ("PSB"). Fair regulatory treatment is fundamental to maintaining our financial stability. Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders, in order to attract capital.

Our consolidated earnings for the first quarter of 2007 were $5.7 million, or 55 cents per diluted share of common stock, compared to first quarter 2006 consolidated earnings of $4.1 million, or 32 cents per diluted share of common stock. The primary drivers of the first quarter year-over-year earnings variance are described in Results of Operations below.

As part of our ongoing effort to restore our corporate credit rating to investment-grade status, we are continuing to focus on the following strategic financial initiatives:

  Ensuring that our retail rates are set at levels to recover our costs of service. As such we are planning to request a rate increase in May 2007, and are continuing to assess opportunities for alternative regulation. See Retail Rates below.
  Evaluating financing options so that we can continue to invest in Vermont Transco LLC ("Transco"), which was formed in June 2006 by Vermont Electric Power Company Inc. ("VELCO") and its owners, including us, for construction, maintenance and operation of transmission facilities in Vermont. See Liquidity and Capital Resources.
  Planning for replacement power when our long-term power contracts with Vermont Yankee Nuclear Power Corporation ("VYNPC") and Hydro-Quebec expire. See Power Supply Matters below.

In April 2007, we experienced the worst storm in our 77-year history. At the peak, more than one-third of our customers lost power, and many customers remained without power for two or more days. Our current estimate of storm-related costs ranges from $3.0 million to $4.0 million however we are still analyzing those costs and cannot yet determine the impact it will have on our second quarter results of operations.

What follows is a discussion of our results of operations and certain business risks including cash flow risks, regulatory risks and power supply risks.

RETAIL RATES

On December 7, 2006, the PSB issued an Order ("2006 Rate Order") approving a 4.07 percent rate increase effective January 1, 2007. The 2006 Rate Order provided, among other things, an allowed rate of return on common equity of 10.75 percent capped until our next rate proceeding. The rate increase, net of amounts to be returned to customers as described below, will add revenue of approximately $9.9 million annually.

On January 12, 2007, the PSB issued an Order denying our Accounting Order request for recovery of $1.5 million of incremental replacement power costs associated with a 2005 Vermont Yankee refueling outage. The 2006 Rate Order requires us to record a regulatory asset or liability for any difference between the replacement power cost amortization included in the 4.07 percent rate increase and the amount approved by the PSB. Therefore, we are deferring (beginning January 1, 2007) the $1.5 million of revenue over two years and will continue such deferral until our next rate proceeding, at which time the total amount deferred will be returned to customers. See discussion of Operating Revenues below.

During the first quarter of 2007, we began preparing an analysis of costs of service to determine if a rate increase request is warranted. In mid-May 2007, we expect to file with the PSB a request for a rate increase below 5 percent to take effect in 2008. We have also been analyzing alternative regulation plans that have been approved by the PSB for Green Mountain Power and Vermont Gas Systems. If we conclude that an acceptable alternative regulation plan is feasible, we may file a petition asking the PSB for approval of our plan. Such a filing could occur in the second quarter of 2007.

On April 25, 2007, the PSB approved the rate design agreement that we had previously reached with the DPS. The rate design will result in a modest reallocation of revenue by customer class with greater emphasis on energy charges in reaction to wholesale market energy costs. The rate design agreement includes a comprehensive study of the need for new service offerings and further rate redesign given certain fundamental changes in how costs are incurred to serve load based on availability of advanced metering and communications and structural changes in the New England wholesale power market. The study is due to the PSB in April 2008. Based on the PSB approval of the agreement, the rate design will become effective for bills rendered on or after July 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity At March 31, 2007, we had cash and cash equivalents of $8.8 million included in total working capital of $13.9 million. At March 31, 2006, we had cash and cash equivalents of $17.9 million included in total working capital of $84.0 million. The primary components of cash flows from operating, investing and financing activities for both periods are discussed in more detail below.

Operating Activities: Operating activities provided $13.2 million in the first quarter of 2007. Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $11.5 million. Special deposits and restricted cash used to meet performance assurance requirements for certain power contracts increased by $1.9 million because a $4.5 million letter of credit for purchased power performance assurance was replaced with cash collateral. Changes in working capital and other items provided $3.6 million.

During the first quarter of 2006, operating activities provided $6.2 million. Net income, when adjusted for depreciation, amortization, deferred income tax and other items provided $10.3 million. Collateral requirements under power contracts decreased by $11.9 million. This was partially offset by a $12.2 million pension trust fund contribution, $4.1 million in postretirement trust fund contributions, $0.5 million in postretirement medical out-of-pocket payments net of contributions received from plan participants and $0.8 million in working capital and other items.

Investing Activities: Investing activities used $5.2 million in the first quarter of 2007, including $5.0 million for construction and plant expenditures and $0.2 million for other investments. During 2006, investing activities provided $8.4 million, including $13.4 million in proceeds from net sales and maturities of available-for-sale securities, partially offset by $5.0 million of construction and plant expenditures.

Financing Activities: Financing activities used $2.0 million in the first quarter of 2007, including $2.4 million for dividends paid on common and preferred stock, $1.0 million for preferred stock sinking fund payments, and $0.2 million for capital lease payments. These items were partially offset by $0.6 million from stock option exercises and a $1.0 million reduction in restricted cash for preferred stock sinking fund payments.

During 2006, financing activities used $3.3 million, including $3.0 million for dividends paid on common and preferred stock, $0.3 million for capital lease payments and $0.3 million for costs related to a common stock buyback that concluded in April 2006, partially offset by $0.2 million from stock option exercises and $0.1 million of other items.

Transco:  Based on current projections, Transco expects to need additional capital over the 2007 to 2010 timeframe, but its projections are subject to change based on a number of factors, including revised construction project estimates, timing of regulatory project approvals, and changes in its equity-to-debt ratio. While we have no obligation to invest in Transco's future projects, we will evaluate investment opportunities on a case-by-case basis and currently intend to make additional investments in the third quarter of 2007 subject to available capital and appropriate approvals.

Cash Flow Risks: We believe that cash on hand, cash flow from operations and our $25.0 million credit facility will be sufficient to fund our business. Based on our current cash forecasts, we believe the borrowing capacity under the credit facility will provide sufficient liquidity through the end of 2008, and possibly longer. However, an extended Vermont Yankee plant outage or similar event could significantly impact our liquidity due to the potentially high cost of replacement power and performance assurance requirements arising from purchases through ISO-New England or third parties. In the event of an extended Vermont Yankee plant outage, we could seek emergency rate relief from our regulators. Other material risks to cash flow from operations include: loss of retail sales revenue from unusual weather; slower-than-anticipated load growth and unfavorable economic conditions; increases in net power costs largely due to lower-than-anticipated margins on sales revenue from excess power or an unexpected power source interruption; required prepayments for power purchases; and increases in performance assurance requirements.

Financing We have a three-year $25.0 million unsecured revolving-credit facility with a lending institution pursuant to a Credit Agreement dated October 21, 2005. We expect to make periodic short-term borrowings under the revolving credit facility to manage our working capital requirements. At March 31, 2007, no amounts were outstanding under this facility. In February 2007, we cancelled a $4.5 million letter of credit that had been issued under this facility to support certain power-related performance assurance requirements.

At March 31, 2007, we were in compliance with all financial and non-financial covenants related to our various debt agreements, articles of association, letters of credit and credit facility.

Performance Assurance At March 31, 2007, we had posted $5.9 million of collateral under performance assurance requirements for certain of our power contracts. We are subject to performance assurance requirements for power purchase and sale transactions through ISO-New England under the Financial Assurance Policy for NEPOOL members. Our credit limit with ISO-New England is zero and we are required to post collateral for all net purchase transactions. We are subject to performance assurance requirements for power purchase and sale transactions through ISO-New York, but activity in this market has been limited. Additionally, we are currently selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), requiring us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Our critical accounting policies and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report on Form 10-K. The following is an update.

Regulatory Accounting We prepare our financial statements in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71") for our regulated business. The application of SFAS No. 71 results in differences in the timing and recognition of certain revenues and expenses from those of other businesses and industries. We continuously review regulatory assets and other deferred charges to assess ultimate recoverability through retail rates. Based on a current evaluation of the factors and conditions expected to impact future cost recovery, we believe future recovery of regulatory assets is probable. In the event that we determine our regulated operations no longer meet the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, we would be required to write off, as an extraordinary charge to operations, net regulatory assets of $20.6 million on a pre-tax basis as of March 31, 2007. We would also be required to record pension and postretirement medical benefit costs of $31.1 million on a pre-tax basis to Accumulated Other

Comprehensive Loss as a reduction in stockholder's equity, and would be required to determine any potential impairment to the carrying costs of deregulated plant. Risks associated with recovery of regulatory assets relate to potentially adverse legislation, and judicial or regulatory actions in the future.

Derivative Financial Instruments During the first quarter of 2007, we entered into three additional short-term power sale contracts that are derivatives. At the end of 2006, we also had power contract derivatives including: 1) one long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3); 2) one long-term forward sale contract; and 3) one short-term forward purchase contract. The estimated fair values of power contract derivatives are based on over-the-counter quotations or broker quotes at the end of the reporting period, except for Hydro-Quebec Sellback #3, which is valued using a binomial tree model and quoted market data when available, along with appropriate valuation methodologies.

At March 31, 2007, the estimated fair value of five of the six power contract derivatives was an unrealized loss of $9.4 million and the estimated value of the remaining one contract was an unrealized gain of $0.1 million. At December 31, 2006, the estimated fair value of power contract derivatives was an unrealized loss of $8.0 million. Based on a PSB-approved Accounting Order, we record the change in fair value of power contract derivatives as deferred charges or deferred credits on the balance sheet, depending on whether the fair value is an unrealized loss or gain. The corresponding offsets are recorded as current and long-term assets or liabilities depending on the duration.

Income Taxes In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the methodology to be used in estimating and reporting amounts associated with uncertain tax positions, including interest and penalties. We adopted FIN 48 on January 1, 2007 as required, and it did not have a material impact on our results of operations or statement of financial position. However, the application of income tax law is complex and we are required to make many subjective assumptions and judgments regarding our income tax exposures. Changes in our subjective assumptions and judgments can materially affect amounts recognized on the income statement and balance sheet.

RESULTS OF OPERATIONS

The following is a detailed discussion of the results of operations for the first quarter of 2007 and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.

Our first quarter 2007 earnings increased by $1.6 million, or 23 cents per diluted share of common stock, compared to the same period in 2006. The table below provides a reconciliation of the primary year-over-year variances in diluted earnings per share.

2006 Earnings per diluted share

Year-over-Year Effects on Earnings:
   Higher retail revenues - volume
   Higher retail revenues - 4.07 percent rate increase Jan. 1, 2007
   Higher equity in earnings - Transco
   Higher operating and other costs
   Lower resale sales
   Lower Catamount Resources Corporation earnings
   Impact of 2006 stock buyback (a)

2007 Earnings per diluted share

$.32 ..18 ..14 ..09 (.16) (.09) (.02) .09 $.55
(a) Reflects the impact of an April 2006 common stock buyback that decreased common shares outstanding by about 18 percent.

Operating Revenues Operating revenues and related mWh sales are summarized below.

	Revenue (in thousands)		mWh Sales
	2007	2006	2007	2006
Residential Commercial Industrial Other Total retail sales Resale sales Provision for rate refund Other operating revenues Total operating revenues	$37,705 27,148 10,238 450 75,541 9,607 (187) 1,735 $86,696	$33,674 25,003 9,701 436 68,814 11,538 - 1,903 $82,255	287,588 224,672 118,378 1,537 632,175 174,983 - - 807,158	266,945 216,659 114,820 1,510 599,934 214,815 - - 814,749

The $4.4 million increase in 2007 compared to 2006 resulted from the following:

  Retail sales increased $6.7 million including $3.7 million resulting from higher sales volume largely due to colder winter weather in 2007 and a 3.5 percent increase in retail and commercial customers compared to the same period in 2006, and $3.0 million resulting from a 4.07 percent retail rate increase as of January 1, 2007. The increase in retail and commercial customers primarily resulted from small service territory acquisitions in the last half of 2006.
  Resale sales decreased $1.9 million resulting from less excess power available for resale in 2007 compared to the same period in 2006. The decrease in power available for resale primarily resulted from the increased volume of retail sales and lower output from Independent Power Producers and our owned hydro facilities.
  The provision for rate refund decreased revenue by $0.2 million in 2007. This is related to amounts included in the 4.07 percent rate increase to be refunded to customers because the PSB disallowed our request to recover $1.5 million of Vermont Yankee 2005 incremental refueling costs.
  Other operating revenues decreased $0.2 million resulting from decreased transmission revenue and third-party billings.

Purchased Power Purchased power expense and related mWh purchases are summarized below.

Purchases (in thousands)		mWh Purchases
2007	2006	2007	2006

VYNPC (a)
Hydro-Quebec
Independent Power Producers ("IPPs")
  Subtotal long-term contracts
Other purchases
SFAS No. 5 loss amortizations
Maine Yankee, Connecticut Yankee and Yankee Atomic
Other
Total purchased power

$15,955 16,733 6,186 38,874 2,769 (299) 684 232 $42,260	$15,908 16,232 6,683 38,823 2,473 (299) 1,365 126 $42,488	386,996 267,542 44,644 699,182 31,717 - - - 730,899	392,485 255,515 50,694 698,694 25,375 - - - 724,069
(a) For 2007 and 2006 includes $0.5 million for our share of nuclear insurance settlements that we defer per a PSB Order.

The $0.2 million decrease in 2007 compared to 2006 resulted from the following:

  Purchased power costs under long-term contracts increased $0.1 million resulting from higher VYNPC rates and more scheduled deliveries from Hydro-Quebec at times of higher market prices, partially offset by lower output from IPPs, the majority of which are hydro facilities.
  Power costs associated with our ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic decreased $0.7 million resulting from lower rates under FERC-approved settlements.
  Other purchases and other power costs increased $0.4 million primarily due to increased market prices for short-term purchases.

Operating Expenses Excluding purchased power expense described above, operating expenses increased $3.2 million in 2007 compared to 2006. The variances in income statement line items that comprise operating expenses on the Condensed Consolidated Statements of Income are described below.

Production: Production operation costs increased $0.3 million resulting from premium expense for Vermont Yankee outage insurance ($1.5 million amortized over 12-months beginning January 1, 2007) and higher fuel costs due to increased output from one of our jointly owned units.

Transmission - affiliates: These expenses represent our share of the net cost of service of Transco (previously provided by VELCO) as well as some direct charges for facilities that we rent. Transco allocates its monthly cost of service through the Vermont Transmission Agreement ("VTA"), net of NEPOOL Open Access Transmission Tariff ("NOATT") reimbursements and certain direct charges. The NOATT is the mechanism through which the costs of New England's high-voltage (so-called PTF) transmission facilities are collected from load-serving entities using the system and redistributed to the owners of the facilities, including Transco. These expenses increased $0.2 million due to higher charges under the VTA.

Transmission - other: The majority of these expenses are for purchases of regional transmission service under the NOATT and charges for the Phase I and II transmission facilities. These expenses increased $0.7 million primarily from higher rates and overall transmission expansion in New England, partially offset by lower depreciation expense because the Phase I facility was fully depreciated in 2006.

Other operation: Other operation expenses increased $1.2 million resulting from 1) higher bad debt expense related to a customer bankruptcy and, in 2006, recovery of a previous charge-off; 2) higher incentive compensation accruals and 3) higher other costs. These were partially offset by lower pension and postretirement medical costs primarily due to additional contributions to the funds in March 2006, and lower external audit fees.

Income tax expense (benefit): Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods. The effective combined federal and state income tax rate was 37.08 percent for the first quarter of 2007 and 34.59 percent for 2006.

Other Income and Other Deductions These items are related to the non-operating activities of our utility business and the operating and non-operating activities of our non-regulated businesses through Catamount Energy Resources. Its earnings were $0.2 million in the first quarter of 2007 compared to $0.4 million in 2006. The variances in income statement line items that comprise other income and other deductions on the Condensed Consolidated Statements of Income are described below.

Equity in earnings: Equity in earnings increased $1.2 million principally from our investment in Transco.

Other income: Other income decreased $1.1 million primarily resulting from two favorable items in 2006 including interest earned on cash proceeds from CRC's December 2005 sale of Catamount Energy Corporation, and a gain on the sale of non-utility property. There were no comparable items in 2007.

Other Deductions: Other deductions decreased $0.1 million but there were no significant individual variances.

Benefit (provision) for income taxes:  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

POWER SUPPLY AND TRANSMISSION MATTERS

Power Supply Risks Our material power supply contracts are with Hydro-Quebec and VYNPC. These contracts comprise the majority of our total annual energy (mWh) purchases. The contract for power purchases from VYNPC ends in 2012, and deliveries under the contract with Hydro-Quebec end in 2016 with the level of deliveries decreasing starting in 2012. These contracts are described in Note 6 - Commitments and Contingencies.

In January 2006, ENVY submitted a renewal application with the NRC for a 20-year extension of the Vermont Yankee plant operating license. ENVY will also need approval by the PSB to continue to operate beyond 2012. At this time, ENVY has not received approvals for the license extension, but in April 2007 it initiated a 30-day exclusive negotiation period required by the original 2002 Vermont Yankee Memorandum of Understanding with the State of Vermont, for potential power purchases by the VYNPC sponsor companies, including us, in the plant's post-March 2012 life extension period. We are participating in this negotiation process and cannot determine the outcome at this time.

There may also be opportunities to negotiate with Hydro-Quebec for future power purchase contracts, and preliminary discussions have begun.

There is a risk that future sources available to replace these contracts may not be as reliable and may reflect different environmental impacts. Also, the price of such replacement power could be significantly higher than under the current contracts.

There is also a risk that the Vermont Yankee plant could be shut down earlier than expected if ENVY determines that it is not economical to continue operating the plant. Based on our projected market prices at March 31, 2007, the incremental cost of replacement power, including capacity, is estimated to average $52 million annually. Under this scenario, a retail rate increase of approximately 19 percent would be needed for full cost recovery. We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB will allow timely and full recovery of increased costs related to any such shutdown. However, an early shutdown could materially impact our financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

Power Supply Management In the first quarter of 2007, we entered into three separate forward sale contracts for deliveries totaling between 30 and 50 MW of energy from July through December 2007, due to excess energy forecasted during this period. These forward sale contracts are not contingent on the availability of our existing power supply resources, thus potentially exposing us to the risk of market price volatility if we are not able to source the contracts with existing resources. However, our main supply risk is with Vermont Yankee, and we have outage insurance through December 2007 that mitigates this market price risk.

The insurance coverage applies to unplanned Vermont Yankee plant outages of up to 30 consecutive calendar days per outage event, and provides for payment to us of the difference between the spot market price and $40/mWh. The total maximum coverage is $10.0 million, with a $1.0 million total deductible. In 2006, we paid a $1.3 million premium for this insurance coverage, which is being expensed in 2007 on a monthly basis. There were no claims under this insurance contract in the first quarter of 2007.

We have been delivering power under a forward sale contract that we entered into in December 2006 for deliveries between 30 and 50 MW from January 1 through June 30, 2007, except during the scheduled Vermont Yankee refueling outage. Delivery under this contract is contingent on Vermont Yankee plant output, eliminating the risks related to sourcing the sale if Vermont Yankee is not operating. In December 2006, we also entered into a contract for the purchase of 100 MW each hour from May 12 to June 6, 2007 for replacement energy during the Vermont Yankee refueling outage scheduled for that time period.

Some of the forward power contracts that we enter into are derivatives and therefore the fair value is recorded on the balance sheet. Based on PSB-approved regulatory accounting treatment, changes in the fair value are not included on our income statement. Also see Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Millstone Unit #3 We have a 1.73 joint-ownership percentage in Millstone Unit # 3. Dominion Nuclear Corporation ("DNC") is the lead owner with about 93.47 percent of the plant joint-ownership. The plant has been offline since April 7, 2007 for a planned refueling outage. On April 23, 2007, DNC announced that it had discovered indications of cracking in the first stage of the high-pressure turbine. DNC is currently evaluating options ranging from replacing the turbine to continued use in its current condition. We cannot predict the outcome of this matter at this time.

In January 2004, DNC filed, on behalf of itself and the two minority owners, including us, a lawsuit against the Department of Energy ("DOE") seeking recovery of costs related to storage of spent nuclear fuel arising from the failure of the DOE to comply with its obligations to commence accepting such fuel in 1998. A trial is expected to be held in August 2008. We continue to pay our share of the DOE Spent Fuel assessment expenses levied on actual generation and will share in recovery from the lawsuit, if any, in proportion to our ownership interest.

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic. All of these nuclear plants have been permanently shut down and have completed or are nearing completion of decommissioning. We are responsible for paying our equity ownership percentage of decommissioning costs and all other costs for these plants. As of March 31, 2007, based on the most recent estimates provided, our share of remaining costs is $3.1 million for Maine Yankee, $7.9 million for Connecticut Yankee and $3.3 million for Yankee Atomic. These amounts are recorded as nuclear decommissioning liabilities (current and non-current) on the balance sheet with a corresponding regulatory asset. We adjust associated regulatory assets and nuclear decommissioning liabilities when revised estimates are provided.

All three companies are involved in litigation with the DOE regarding storage of spent nuclear fuel. On September 30, 2006, the United States Court of Federal Claims ("Court") issued a judgment in the spent fuel litigation and awarded damages to all three companies. On December 4, 2006, the DOE filed a notice of appeal in all three cases, and on December 14, 2006, all three companies filed notices of cross appeals. In the first quarter of 2007, the Court issued an order consolidating the three cases, and issued an order making another case a companion appeal to the case, which will result in both appeals being heard consecutively. The briefing schedule for both cases extends to early July 2007.

Due to the complexity of the issues and the appeals, the three companies cannot predict the amount of damages that will actually be received or the timing of the final determination of such damages. Each of their respective FERC settlements require that damage payments, net of taxes and net of further spent fuel trust funding, be credited to ratepayers including us. We expect that our share of these payments, if any, would be credited to our ratepayers as well. Also see Note 3 - Investments in Affiliates for additional information regarding the DOE litigation.

New England Wholesale Energy Markets In December 2006, ISO-New England implemented a new market mechanism referred to as the Forward Capacity Market ("FCM") to compensate owners of new and existing generation capacity, including demand reduction. ISO-New England believes that higher capacity payments in constrained areas will encourage the development of new generation where needed. Capacity requirements for load serving entities, such as us, are based on each entity's proportionate share of ISO-New England's prior year coincident peak demand. Based on current projections, we expect the FCM rules will result in an annual capacity deficiency of about 30 MW. At this time, we cannot quantify the potential impact of these deficiencies.

We continue to monitor potential changes to the rules in the wholesale energy markets in New England. Such changes could have a material impact on power supply costs. For example, we receive capacity credits from ISO-New England for our share of Phase I/II transmission facility rights. These credits amount to about $1.5 million annually and are reflected as a credit to power supply costs. There are risks that future changes in the market rules in ISO-New England could reduce or eliminate those credits.

Transmission As a load serving entity, we are required to share the costs related to the region's high voltage transmission system through payments made under NOATT. Our allocation of NOATT costs, based on our percentage of network load, is a small fraction of New England's obligation. While this regional cost-sharing approach reduces our costs related to qualifying Vermont transmission upgrades, we pay a share of the costs for new and existing NOATT-qualifying facilities located elsewhere in New England.

There are a number of major transmission projects in Vermont being undertaken by Transco, some of which are already in service. Many of these projects, including most of the so-called Northwest Reliability Project, have been approved by NEPOOL for NOATT cost sharing treatment. However, certain future Vermont transmission facilities may not qualify for such cost sharing, and those costs will be charged locally (within Vermont) rather than regionally. Our share of such costs will be determined by the classification of each project; some will be charged directly to specific utilities and some will be shared by all Vermont utilities.

In March 2007, we entered into an agreement for the sale of transmission capacity from April through December 2007 to a third party. Under the agreement, we are selling certain amounts of our share of Phase I/II transmission facility rights, but we have the ability to restrict the amount of capacity assigned to the purchaser based on certain conditions. We expect this sale to add about $1.3 million to transmission revenue in 2007.

RECENT ENERGY POLICY INITIATIVES

The State of Vermont continues to examine changes to the provision of electric service absent introduction of retail choice. Several laws have been passed since 2005 that impact electric utilities in Vermont. These include: 1) Act 61 - Renewable Energy, Efficiency, Transmission, and Vermont's Energy Future; 2) Act 208 - Vermont Energy Security and Reliability Act; and 3) Act 123 - Regional Greenhouse Gas Initiative. While provisions of recently passed laws are now being implemented, the 2007 Legislature continues to deliberate new policies designed to reduce electricity consumption, promote renewable energy and reduce greenhouse gas emissions. The major provisions of the new laws that could affect our business are described in our 2006 Annual Report on Form 10-K. There were no significant changes during the first quarter of 2007, except as described in Retail Rates above.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 - Summary of Significant Accounting Policies in the accompanying Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Fair and adequate rate relief through cost-based rate regulation can limit our exposure to market volatility. Except as discussed below, there were no material changes from the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2006.

At March 31, 2007, we had five power contract derivatives with a total estimated fair value of an unrealized loss of $9.4 million, and one with an estimated fair value of an unrealized gain of $0.1 million. Based on PSB-approved regulatory accounting treatment, changes in the fair value of derivatives are recorded on the balance sheet and do not impact our income statement. Summary information related to the fair value of these derivatives is shown in the table below (in thousands):

	Forward Sale Contracts	Forward Purchase Contract	Hydro-Quebec Sellback #3

Fair value at December 31, 2006 - unrealized loss
Change in fair value, including amounts settled
Fair value of new derivatives in the first quarter of 2007
Fair value at March 31, 2007 - unrealized (loss) gain

	$(3,962) (1,446) (422) $(5,830)	$(304) 454 - $150	$(3,731) 144 $(3,587)
Source	Over-the-counter- quotations	Over-the-counter- quotations	Quoted market data & valuation methodologies
Estimated fair value for changes in projected market price: 10 percent increase 10 percent decrease	$(8,234) $(3,427)	$567 $(266)	$(7,233) $(1,326)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of March 31, 2007, our management, with participation from the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.

Legal Proceedings.

The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

Item 1A.

Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I "Item 1A. Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a) The Registrant held its Annual Meeting of Stockholders on May 1, 2007.
(b) Directors elected whose term will expire in year 2010:
		Votes FOR	Votes WITHHELD
	Bruce M. Lisman Janice L. Scites William J. Stenger	8,314,278 8,220,024 8,221,184	164,686 258,940 257,780
(c) Ratification of the appointment of Deloitte & Touche LLP as independent registered public accountants for fiscal year ending December 31, 2007.
	For Against Abstain	8,392,248 42,741 43,974
Item 6.	Exhibits.
(a)	List of Exhibits
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)
By	/s/ Pamela J. Keefe
Pamela J. Keefe Vice President, Principal Financial Officer, and Treasurer

Dated  May 9, 2007

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