Form 10-Q
period 2007-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2007-08-08
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2007

or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2007 there were outstanding 10,194,531 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q - 2007

Table of Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating Revenues	$77,380	$78,992	$164,076	$161,247

Operating Expenses
Purchased Power - affiliates
Purchased Power - other
Production
Transmission - affiliates
Transmission - other
Other operation
Maintenance
Depreciation and amortization
Taxes other than income
Income tax (benefit) expense
Total Operating Expenses

	11,817 28,002 2,806 1,416 3,805 13,219 8,471 3,775 3,776 (594) 76,493	21,050 21,933 2,339 1,501 3,500 13,095 5,331 4,129 3,628 248 76,754	27,955 54,124 5,945 2,913 7,992 27,007 13,928 7,514 7,504 2,244 157,126	37,860 47,611 5,192 2,844 6,952 25,658 10,846 8,220 7,244 1,962 154,389
Operating Income	887	2,238	6,950	6,858
Other Income Equity in earnings of affiliates Allowance for equity funds during construction Other income Other deductions Provision for income taxes Total Other Income	1,589 (1) 1,049 (427) (364) 1,846	352 40 1,295 (743) (144) 800	3,291 16 2,116 (1,020) (890) 3,513	869 63 3,448 (1,464) (597) 2,319
Interest Expense Interest on long-term debt Other interest Allowance for borrowed funds during construction Total Interest Expense	1,799 414 (1) 2,212	1,799 257 (13) 2,043	3,598 644 (6) 4,236	3,598 508 (21) 4,085
Net Income Dividends declared on preferred stock Earnings available for common stock	521 92 $429	995 92 $903	6,227 184 $6,043	5,092 184 $4,908
Per Common Share Data: Basic earnings per share Diluted earnings per share	$0.04 $0.04	$0.08 $0.08	$0.59 $0.58	$0.43 $0.43
Average shares of common stock outstanding - basic Average shares of common stock outstanding - diluted Dividends declared per share of common stock	10,186,907 10,307,095 $0.23	10,634,854 10,682,809 $0.46	10,161,336 10,355,990 $0.69	11,403,213 11,460,706 $0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net Income	$521	$995	$6,227	$5,092

Other comprehensive income, net of tax:
Items included in employee defined benefit plans:
   Amortization of actuarial losses net of income taxes
     of $3, $0, $6 and $0
   Amortization of prior service cost net of income taxes
     of $3, $0, $5 and $0
Investments:
   Unrealized holding gain net of income taxes of $0, $4, $0 and $26
   Less reclassification adjustment for gains included in net income,      net of income taxes of $0, $(7), $0 and $(24)
Comprehensive income adjustments

	4 4 - - 8	- - 5 (12) (7)	9 7 - - 16	- - 38 (37) 1
Total comprehensive income	$529	$988	$6,243	$5,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands) (unaudited)
Six months ended June 30,
	2007	2006

Cash flows provided by (used for):
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
Increase (decrease) in other current liabilities
Other non-current assets and liabilities and other
Net cash provided by operating activities

	$6,227 (3,291) 2,510 7,514 (55) 3,604 (2,247) - 1,644 5,764 (3,411) 1,265 (1,654) (7,879) (1,327) (16) 8,648	$5,092 (869) 880 8,220 141 5,220 (723) (300) 526 5,060 (1,231) (833) 7,419 (17,582) 1,040 670 12,730

INVESTING ACTIVITIES
Construction and plant expenditures
Investments in available-for-sale securities
Proceeds from sale of available-for-sale securities
Utility investments
Proceeds from sale of property
Return of capital from investments in affiliates
Other investments
Net cash (used for) provided by investing activities

	(9,772) (816) 734 - 342 108 (270) (9,674)	(9,531) (245,406) 311,689 (8,886) 334 103 (465) 47,838

FINANCING ACTIVITIES
Proceeds from issuance of common stock
Common and preferred dividends paid
Proceeds from borrowings under revolving credit facility
Repayments under revolving credit facility
Retirement of preferred stock subject to mandatory redemption
Decrease in special deposits held for preferred stock redemptions
Reduction in capital lease obligations
Stock reacquisition and other
Net cash provided by (used for) financing activities

	974 (4,857) 19,600 (13,150) (1,000) 1,000 (436) 287 2,418	675 (5,496) 300 (300) (2,000) 2,000 (510) (51,123) (56,454)
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of the period Cash and cash equivalents at end of the period	1,392 2,799 $4,191	4,114 6,576 $10,690
Supplemental Disclosure of Cash Flow Information: Cash paid for: Interest (net of amounts capitalized) Income taxes (net of refunds)	$4,008 $5,052	$3,908 $1,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
	June 30, 2007	December 31, 2006

ASSETS
Utility plant
Utility plant in service, at original cost
Less accumulated depreciation
Utility plant in service, at original cost, net of accumulated depreciation
Property under capital leases
Construction work-in-progress
Nuclear fuel, net
Total utility plant, net

	$527,523 231,131 296,392 7,055 9,165 1,299 313,911	$517,816 226,018 291,798 7,485 8,496 1,017 308,796

Investments and other assets
Investments in affiliates
Non-utility property, less accumulated depreciation
   ($3,698 in 2007 and $4,048 in 2006)
Millstone decommissioning trust fund
Other
Total investments and other assets

	39,913 1,664 5,827 7,429 54,833	39,339 1,640 5,476 7,120 53,575

Current assets
Cash and cash equivalents
Restricted cash
Special deposits
Accounts receivable, less allowance for uncollectible accounts
   ($1,860 in 2007 and $1,707 in 2006)
Accounts receivable - affiliates, less allowance for uncollectible accounts
   ($48 in 2007 and $48 in 2006)
Unbilled revenues
Materials and supplies, at average cost
Prepayments
Deferred income taxes
Assets held for sale
Other current assets
Total current assets

	4,191 2,385 2,850 22,227 135 14,716 5,415 7,492 4,517 - 1,414 65,342	2,799 3,081 1,500 27,042 73 16,654 5,298 7,389 2,899 386 1,446 68,567
Deferred charges and other assets Regulatory assets Other deferred charges - regulatory Other deferred charges and other assets Total deferred charges and other assets TOTAL ASSETS	50,513 11,491 5,541 67,545 $501,631	52,179 12,127 5,694 70,000 $500,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
June 30, 2007	December 31, 2006

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized,
   12,443,405 issued and 10,193,430 outstanding at June 30, 2007 and 12,382,801 issued and 10,132,826 outstanding at December 31, 2006
Other paid-in capital
Accumulated other comprehensive loss
Treasury stock, at cost (2,249,975 shares)
Retained earnings
Total common stock equity
Preferred and preference stock not subject to mandatory redemption
Preferred stock subject to mandatory redemption
Long-term debt
Capital lease obligations
Total capitalization

$74,660 55,424 (528) (51,186) 101,703 180,073 8,054 2,000 115,950 6,180 312,257	$74,297 54,225 (544) (51,186) 102,560 179,352 8,054 3,000 115,950 6,612 312,968

Current liabilities
Current portion of preferred stock subject to mandatory redemption
Accounts payable
Accounts payable - affiliates
Notes payable
Dividends declared
Nuclear decommissioning costs
Power contract derivatives
Other current liabilities
Total current liabilities

1,000 4,929 9,891 17,250 2,344 2,540 2,325 21,206 61,485	1,000 6,382 12,022 10,800 - 2,737 1,554 20,336 54,831

Deferred credits and other liabilities
Deferred income taxes
Deferred investment tax credits
Nuclear decommissioning costs
Asset retirement obligations
Accrued pension and benefit obligations
Power contract derivatives
Other deferred credits - regulatory
Other deferred credits and other liabilities
Total deferred credits and other liabilities

Commitments and contingencies

TOTAL CAPITALIZATION AND LIABILITIES

34,281 3,530 10,979 3,152 31,935 5,579 11,662 26,771 127,889 $501,631	32,467 3,720 12,166 3,041 37,547 6,443 12,687 25,068 133,139 $500,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY (in thousands, except share data) (unaudited)
Common Stock				Treasury Stock
Shares Issued	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Share	Amount	Retained Earnings	Total

Balance, December 31, 2006
Cumulative effect of adoption of
   FIN 48
Adjusted balance at January 1, 2007
Net income
Other comprehensive income
Dividend reinvestment plan
Stock options exercised
Share-based compensation
Dividends declared on common and    preferred stock
Amortization of preferred stock
   issuance expenses
Loss on reacquisition of capital stock
Balance, June 30, 2007

12,382,801 12,382,801 9,721 47,475 3,408 12,443,405	$74,297 $74,297 58 285 20 $74,660	$54,225 $54,225 286 631 270 9 3 $55,424	$(544) $(544) 16 $(528)	2,249,975 2,249,975 2,249,975	$(51,186) $(51,186) $(51,186)	$102,560 120 $102,680 6,227 (7,201) (3) $101,703	$179,352 120 $179,472 6,227 16 344 916 290 (7,201) 9 - $180,073

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the methodology to be used in estimating and reporting amounts associated with uncertain tax positions, including interest and penalties. The Company adopted FIN 48 on January 1, 2007 as required. Upon adoption and in accordance with FIN 48, the Company recognized the cumulative effect of approximately $0.1 million as an increase in beginning retained earnings related to a decrease in the liability for unrecognized income tax benefits. At the adoption date and at June 30, 2007, the Company had $0.7 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. In the second quarter of 2007, management determined that it would file amended returns and recorded an additional $1.4 million FIN 48 liability, which is included in Other Deferred Credits and Liabilities on the Condensed Consolidated Balance Sheet.  Because of the impact of deferred tax accounting the disallowance of this item would not affect the effective tax rate.

The Company recognizes interest related to unrecognized tax benefits as interest expense and penalties as other deductions. Accrued interest related to uncertain tax positions amounted to less than $0.1 million as of June 30, 2007. The tax years 2003 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject. The Internal Revenue Service is currently auditing the 2004 tax year.

Derivative Financial Instruments The Company accounts for certain power contracts as derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted and SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities, (collectively "SFAS No. 133"). These statements require that derivatives be recorded on the balance sheet at fair value. At December 31, 2006, the Company's power contracts that are derivatives included: 1) one long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3); 2) one long-term forward sale contract; and 3) one short-term forward purchase contract. During the first six months of 2007, the short-term forward purchase contract ended, and the Company entered into four additional power contract derivatives including three short-term forward sale contracts and one forward purchase contract for purchases during the scheduled Vermont Yankee plant outage in 2008. The Company enters into forward sale contracts to reduce price volatility, since its long-term power forecasts show energy purchases and production in excess of load requirements.

The estimated fair values of power contract derivatives are based on over-the-counter quotations or broker quotes at the end of the reporting period, with the exception of Hydro-Quebec Sellback #3, which is valued using a binomial tree model and quoted market data when available, along with appropriate valuation methodologies. At June 30, 2007, the estimated fair value of three of the six power contract derivatives was an unrealized loss of $7.9 million and the estimated fair value of the remaining three was an unrealized gain of $0.5 million. At December 31, 2006, the estimated fair value of all power contract derivatives was an unrealized loss of $8.0 million.

Based on a PSB-approved Accounting Order, the Company records the change in fair value of power contract derivatives as deferred charges or deferred credits on the balance sheet, depending on whether the fair value is an unrealized loss or gain. The corresponding offsets are recorded as current and long-term assets or liabilities depending on the duration.

Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has reclassified $0.7 million from Transmission - other in the second quarter of 2006 to Transmission - affiliates.

Recent Accounting Pronouncements

FIN 48: See Income Taxes above.

SFAS No. 157:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (beginning January 1, 2008 for the Company). The Company is currently evaluating the impact that SFAS No. 157 will have on its financial position, results of operations and cash flows.

SFAS No. 158: The Company adopted the recognition and disclosure provisions of SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158") as of December 31, 2006. SFAS No. 158 also requires companies to measure plan assets and benefit obligations as of the same date as their fiscal year-end balance sheet date. This provision of SFAS No. 158 is effective for the Company in 2008. The Company estimates that changing its annual benefit measurement date from September 30 to December 31 will result in a pre-tax charge to retained earnings of $1.7 million. The Company is in the process of seeking rate recovery for the regulated utility portion of the impact resulting from the change. If rate recovery is permitted, a regulatory asset would be recorded for $1.5 million, if not; the total after-tax charge to retained earnings would be approximately $1.0 million. The Company cannot predict the outcome of this matter at this time.

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

EITF 06-04 and EITF 06-10: In September 2006, the FASB issued EITF Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements, ("EITF 06-04"). EITF 06-04 requires employers to record a liability for future benefits for endorsement split-dollar life insurance arrangements that provide a postretirement benefit to an employee. In March 2007, the FASB issued EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10"). EITF 06-10 describes whether an entity should record a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement and how an employer should recognize and measure the related asset. Both EITFs become effective for fiscal periods beginning after December 15, 2007 (beginning January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, these EITFs will have on its financial position, results of operations and cash flows.

NOTE 2 - EARNINGS PER SHARE ("EPS")

The Condensed Consolidated Statements of Income include basic and diluted per share information. A reconciliation of the numerator and denominator used in calculating basic and diluted EPS follows (in thousands, except share information):
Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006

Numerator for basic and diluted EPS:
Net income
Dividends declared on preferred stock
Earnings available for common stock

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding
   Dilutive effect of stock options
   Dilutive effect of performance shares
Weighted-average diluted shares of common stock outstanding

$521 (92) $429 10,186,907 104,636 15,552 10,307,095	$995 (92) $903 10,634,854 42,473 5,482 10,682,809	$6,227 (184) $6,043 10,161,336 182,437 12,217 10,355,990	$5,092 (184) $4,908 11,403,213 51,970 5,523 11,460,706

All outstanding stock options were included in the computation of diluted shares for the second quarter and first six months of 2007 because the exercise prices were lower than the average market price of the common shares. Outstanding stock options totaling 259,417 in the second quarter and 198,017 in the first six months of 2006 were excluded from the computation of diluted shares because the exercise prices were above the average market price of the common shares.

NOTE 3 - INVESTMENTS IN AFFILIATES

Vermont Electric Power Company, Inc. ("VELCO") and Vermont Transco LLC ("Transco") In June 2006, VELCO's Board of Directors, the PSB and the FERC approved a plan to transfer substantially all of VELCO's business operations to Transco, a Vermont limited liability company. On June 30, 2006, VELCO's assets were transferred to Transco in exchange for 2.4 million Class A Membership Units, and Transco assumed all of VELCO's debt. VELCO and its employees manage Transco's operations under a Management Services Agreement between VELCO and Transco. Transco operates under an Operating Agreement among VELCO, Transco, the Company, Green Mountain Power and most of the other Vermont electric utilities. Transco also operates under the Amended and Restated Three Party Agreements, assigned to Transco from VELCO, among the Company, Green Mountain Power, VELCO and Transco. In 2006, the Company invested a total of $23.3 million in Transco, which is represented by Class A Membership Units in Transco that earn an allowed rate of return of 11.5 percent. At June 30, 2007, the Company's total direct and indirect interest in Transco was 44.34 percent.

Summarized financial information for Transco follows (in thousands). These amounts are also included in VELCO's consolidated financial information below.

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
Operating revenues Operating income Net income Company's ownership interest Company's equity in net income	$12,221 $5,747 $3,393 29.86% $1,082	$24,885 $11,287 $6,900 29.86% $2,243

Summarized financial information for VELCO consolidated follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006

Operating revenues
Operating income

Net income before non-controlling interest
Less members non-controlling interest in net income
Net income

Company's common stock ownership interest
Company's equity in net income

$12,310 $5,404 $3,087 2,360 $727 47.05% $386	$8,469 $2,365 $731 - $731 47.05% $352	$25,097 $10,492 $6,261 4,725 $1,536 47.05% $783	$17,456 $4,579 $1,502 - $1,502 47.05% $743

Transmission services provided by Transco are billed to the Company under the 1991 Transmission Agreement also referred to as the Vermont Transmission Agreement ("VTA"). The Company and all Vermont electric utilities are parties to the VTA. In June 2007, FERC issued an Order combining three FERC filings related to the VTA, including a request by five municipal utilities for FERC approval to withdraw from the VTA and take transmission service under a different tariff, and requests by Transco for revisions to the VTA. Hearings on these proceedings are scheduled to begin in January 2008. Additionally, the parties to these proceedings, including the Company, have and continue to participate in settlement negotiations. The Company is not able to predict the outcome of this matter at this time.

Transco (previously VELCO) provided transmission services to the Company amounting to $1.4 million for the second quarter and $2.9 million for the first six months of 2007 and $1.5 million in the second quarter and $2.8 million in the first six months of 2006. These amounts are reflected as Transmission - affiliates on the Condensed Consolidated Statements of Income.

Vermont Yankee Nuclear Power Corporation ("VYNPC") Summarized financial information for VYNPC follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues Operating income Net income Company's common stock ownership interest Company's equity in net income	$31,920 $1,005 $193 58.85% $113	$56,013 $993 $168 58.85% $99	$76,292 $1,832 $418 58.85% $246	$100,360 $1,769 $341 58.85% $201

Purchased power - affiliates on the Company's Condensed Consolidated Statements of Income includes sales from VYNPC of approximately $11.1 million for the second quarter and $26.6 million for the first six months of 2007 and $19.6 million in the second quarter and $35.1 million in the first six months of 2006. Also see Note 7 - Commitments and Contingencies.

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

The Company's share of Maine Yankee, Connecticut Yankee and Yankee Atomic estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets and nuclear decommissioning liabilities (current and non-current). These amounts are adjusted when revised estimates are provided. At June 30, 2007, the Company had regulatory assets of $2.8 million related to Maine Yankee, $7.6 million related to Connecticut Yankee and $3.2 million related to

Yankee Atomic (including $0.1 million for incremental decommissioning costs already paid by the Company). These estimated costs are being collected from customers through existing retail rate tariffs. Total billings from the three companies amounted to $0.7 million for the second quarter and $1.4 million for the first six months of 2007 and $1.5 million in the second quarter and $2.9 million in the first six months of 2006. These amounts are included in Purchased power - affiliates on the Company's Condensed Consolidated Statements of Income.

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

On September 30, 2006, the United States Court of Federal Claims issued judgment in the spent fuel litigation. Maine Yankee was awarded $75.8 million in damages through 2002, Connecticut Yankee was awarded $34.2 million through 2001 and Yankee Atomic was awarded $32.9 million through 2001. The three companies had claimed actual damages through the same periods in the amounts of $78.1 million for Maine Yankee, $37.7 million for Connecticut Yankee and $60.8 million for Yankee Atomic. On December 4, 2006, the DOE filed a notice of appeal to the United States Court of Appeals for the Federal Circuit ("Appeals Court") in all three cases, and on December 14, 2006, all three companies filed notices of cross appeals.

On February 9, 2007, the Appeals Court issued an order consolidating the three cases. On March 15, 2007, the Appeals Court issued an order making another case a companion appeal to the case, which will result in both appeals being heard consecutively. Due to the complexity of the issues and the appeals, the three companies cannot predict the amount of damages that will actually be received or the timing of the final determination of such damages. Each of the companies' respective FERC settlements require that damage payments, net of taxes and net of further spent fuel trust funding, be credited to ratepayers including the Company. The Company expects that its share of these payments, if any, would be credited to its ratepayers as well.

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

On January 12, 2007, the PSB issued an Order denying the Company's Accounting Order request for recovery of $1.5 million of incremental replacement power costs associated with a 2005 Vermont Yankee refueling outage. Pursuant to the 2006 Rate Order, because the 4.07 percent rate increase included recovery of the incremental replacement power costs, the Company is deferring (beginning January 1, 2007) $1.5 million of revenue over two years. The Company will continue such deferral until its next rate proceeding, at which time the total amount deferred will be returned to customers. As of June 30, 2007, deferrals amounted to $0.4 million and are included in Other deferred credits and other liabilities on the Condensed Consolidated Balance Sheet, with an offsetting reduction in Operating revenue on the Condensed Consolidated Statement of Income.

On May 15, 2007, the Company filed a request for a 4.46 percent rate increase (additional revenue of about $12.4 million on an annual basis), to be effective February 1, 2008.  The case is proceeding pursuant to an agreed-upon schedule, and a decision is expected in late January 2008.  The Company cannot predict the outcome of this rate proceeding at this time.

Regulatory Accounting Under SFAS No. 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment such that regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. In the event that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the Company would be required to write off $20.1 million of regulatory assets (total regulatory assets of $50.5 million less pension and postretirement medical costs of $30.4 million), $11.5 million of other deferred charges - regulatory and $11.7 million of other deferred credits - regulatory. This would result in a total extraordinary charge to operations of $19.9 million pre-tax as of June 30, 2007. The Company would also be required to record pension and postretirement benefit costs of $30.4 million on a pre-tax basis to Accumulated Other Comprehensive Loss as a reduction in stockholder's equity, and would be required to determine any potential impairment to the carrying costs of deregulated plant. The primary components of Regulatory assets, Other deferred charges - regulatory and Other deferred credits - regulatory are shown in the table that follows (in thousands).

	June 30, 2007	December 31, 2006

Regulatory assets:*
Pension and postretirement medical costs - SFAS No. 158
Nuclear plant dismantling costs
Income taxes
Nuclear plant refueling outage costs - Millstone Unit #3
Asset retirement obligations
Other
Total regulatory assets

	$30,395 13,602 3,862 1,362 548 744 $50,513	$31,705 15,033 3,810 307 501 823 $52,179
Other deferred charges - regulatory: Vermont Yankee sale costs (tax) Unrealized loss on power contract derivatives Tree trimming, pole treating and other Total other deferred charges - regulatory	$3,130 7,904 457 $11,491	$3,130 7,997 1,000 $12,127

Other deferred credits - regulatory:
Vermont utility overearnings 2001 - 2003
Asset retirement obligation - Millstone Unit #3
Environmental remediation
Vermont Yankee IRS settlement
Emission allowances and renewable energy credits
Unrealized gain on power contract derivatives
Other
Total other deferred credits - regulatory

	$2,882 3,337 1,759 907 770 547 1,460 $11,662	$4,803 3,055 1,648 1,088 924 - 1,169 $12,687

*Regulatory assets are being recovered in retail rates, except for asset retirement obligations. The regulatory assets included in Other and small portions of nuclear plant dismantling costs are earning a return.

NOTE 5 - NOTES PAYABLE

The Company has a three-year $25.0 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated October 21, 2005. The purpose of the facility is to provide liquidity for general corporate purposes, including working capital needs and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.

At June 30, 2007, the Company had $6.5 million of borrowings outstanding under the facility, included in Notes Payable on the Condensed Consolidated Balance Sheet, and $6.0 million of letters of credit. At December 31, 2006 the only amounts outstanding under this facility were $4.5 million of letters of credit, which were cancelled in the first quarter of 2007.

NOTE 6 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS

Components of net periodic benefit costs are as follows:
Pension Benefits	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net benefit costs include the following components
Service cost
Interest cost
Expected return on plan assets
Amortization of net actuarial loss
Amortization of prior service cost
Net periodic benefit cost
Less amounts capitalized
Net benefit costs expensed

	$888 1,561 (1,680) 146 100 1,015 181 $834	$922 1,493 (1,436) 196 100 1,275 202 $1,073	$1,776 3,122 (3,360) 292 200 2,030 352 $1,678	$1,844 2,986 (2,872) 392 200 2,550 406 $2,144

Postretirement Benefits	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net benefit costs include the following components
Service cost
Interest cost
Expected return on plan assets
Amortization of net actuarial loss
Amortization of transition obligation
Net periodic benefit cost
Less amounts capitalized
Net benefit costs expensed

	$145 377 (233) 263 64 616 110 $506	$177 424 (179) 398 64 884 140 $744	$290 754 (466) 526 128 1,232 214 $1,018	$354 848 (358) 796 128 1,768 282 $1,486

Pension and Postretirement Medical Benefit Trust Fund Contributions In June 2007, the Company contributed $4.1 million to its pension trust fund and $2.5 million to its postretirement medical trust funds. The Company does not plan to make any additional contributions to these trust funds in 2007. During 2006, the Company contributed $12.2 million in March and $8.6 million in September to its pension trust fund, and $4.1 million in March, $0.9 million in September and $0.2 million in December to its postretirement medical trust funds.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Millstone Unit #3 The Company has a 1.73 joint-ownership percentage in Millstone Unit # 3. As a joint owner, in which Dominion Nuclear Corporation ("DNC") is the lead owner with about 93.47 percent of the plant joint-ownership, the Company is responsible for its share of nuclear decommissioning costs. The Company has external trust funds dedicated to funding its joint-ownership share of future decommissioning costs. The Company has suspended contributions to the trust funds based on DNC's determination that the minimum NRC funding requirements are being met or exceeded. If a need for additional decommissioning funding is necessary, the Company will be obligated to resume contributions.

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

During Millstone Unit #3's scheduled refueling outage that began on April 7, 2007, DNC announced that it had discovered indications of cracking in the first stage of the high-pressure turbine. The plant began producing power for the grid on May 19, 2007. DNC is continuing to evaluate options ranging from replacing the turbine to continued use in its current condition. The Company cannot predict the outcome of this matter at this time.

Vermont Yankee The Company purchases its entitlement share of plant output through a Power Purchase Agreement ("PPA") between Entergy Nuclear Vermont Yankee, LLC ("ENVY") and VYNPC. ENVY has no obligation to supply energy to VYNPC over the amount the plant is producing, so entitlement holders receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating. The Company purchased replacement power adequate to meet most of its hourly load obligations during the plant's scheduled refueling outage that started on May 13 and ended on June 6, 2007.

In 2006, the Company purchased forced outage insurance to cover additional costs, if any, of obtaining replacement power from other sources if the Vermont Yankee plant experiences unplanned outages between January 1 and December 31, 2007. The coverage applies to unplanned outages of up to 30 consecutive calendar days per outage event, and provides for payment to the Company of the difference between the spot market price and $40/mWh. The total maximum coverage is $10.0 million, with a $1.0 million total deductible. There were no claims under this contract in the first six months of 2007.

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

The Company is a party to a PSB Docket that was opened in June 2006 to investigate whether the reliability of the increased plant output will be adversely affected by the operation of the plant's steam dryer. On September 18, 2006, the PSB issued an order requiring ENVY to provide additional ratepayer protections that would protect Vermont utilities and ratepayers if the plant is forced to reduce output because of uprate-related steam dryer problems. The DPS and ENVY reached an agreement in a compliance filing with the PSB, which will provide protections in the event of a derate. The protections apply to incremental replacement power costs and would remain in effect for at least two months after the refueling outage during which the plant operates successfully with no steam dryer-related outages or derates. ENVY requested reconsideration of the PSB ruling. Reconsideration was denied and ENVY has appealed to the Vermont Supreme Court.

The PPA between ENVY and VYNPC contains a formula for determining the entitlement to power following the uprate. VYNPC and ENVY are seeking to resolve certain differences in the interpretation of the formula. At issue is how much capacity and energy VYNPC Sponsors receive under the PPA following the uprate. The differing methods of calculation could have a material effect on the Company's power supply costs. The Company cannot predict the outcome of this matter at this time.

If the Vermont Yankee plant is shut down for any reason prior to the end of its operating license, the Company would have to acquire replacement power resources for approximately 40 percent of its estimated power supply needs. Based on the Company's projected market prices at June 30, 2007, the incremental replacement cost of lost power, including capacity, is estimated to average $55 million annually. The Company is not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB will allow timely and full recovery of increased costs related to any such shutdown. However, an early shutdown could materially impact the Company's financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

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

Based on elections made by the VJO in 2005 and 2006, purchases under the VJO Power Contract have been at an 80 percent load factor for the contract years beginning November 1, 2005 and 2006. After the contract year ending October 31, 2007, the annual load factor will be at 75 percent for the remainder of the contract, unless all parties to the contract agree to change it or there is a reduction due to the adverse hydraulic conditions described above. Total purchases under the VJO Contract amounted to $15.9 million for the second quarter and $32.7 million for the first six months of 2007, and $15.6 million in the second quarter and $31.8 million in the first six months of 2006.

Performance Assurance At June 30, 2007, the Company had posted $5.2 million of collateral under performance assurance requirements for certain of its power contracts as described below. In the second quarter of 2007, performance assurance requirements were met with cash deposits.

The Company is subject to performance assurance requirements for power purchase and sale transactions through ISO-New England under the Financial Assurance Policy for NEPOOL members. The Company's credit limit with ISO-New England is zero and it is required to post collateral for all net purchase transactions. At June 30, 2007, the Company had posted $2.3 million included in Restricted Cash on the Condensed Consolidated Balance Sheet.

The Company is currently selling power in the wholesale market pursuant to contracts with third parties, and is required to post collateral under certain conditions defined in the contracts. At June 30, 2007, the Company had posted $2.9 million included in Special Deposits on the Condensed Consolidated Balance Sheet.

The Company is subject to performance assurance for power purchase and sale transactions through ISO-New York. Activity in this market has been limited. At June 30, 2007, the Company had posted $0.1 million of collateral, which is included in Restricted Cash on the Condensed Consolidated Balance sheet.

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

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal. Later, the Company sited various operations there. Due to the existence of coal tar deposits, polychlorinated biphenyl contamination and the potential for off-site migration, the Company conducted studies in the late 1980s and early 1990s to quantify the potential costs to remediate the site. Investigation at the site has continued, including work with the State of Vermont to develop a mutually acceptable solution. In 2006, the Company updated its cost estimate of remediation for this site. The Company's liability for site remediation is expected to range from $2.3 million to $0.9 million. As of June 30, 2007, the Company has accrued $1.4 million representing the most likely cost of the remediation effort.

Brattleboro Manufactured Gas Facility: In the 1940s, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company ordered a site assessment in 1999 at the request of the State of New Hampshire. In 2001, New Hampshire indicated that no further action was required, though it reserved the right to require further investigation or remedial measures. In 2002, the Vermont Agency of Natural Resources notified the Company that its corrective action plan for the site was approved. That plan is now in place. In 2006, the Company updated the cost estimate of remediation for this site. The Company's liability for site remediation is expected to range from $1.3 million to $0.1 million. As of June 30, 2007, the Company has accrued $0.6 million representing the most likely cost of the remediation effort.

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

The reserve for environmental matters described above amounted to $2.0 million as of June 30, 2007 and $2.1 million as of December 31, 2006. The current and long-term portions are included as liabilities on the Condensed Consolidated Balance Sheets. The reserve represents management's best estimate of the cost to remedy issues at these sites based on available information as of the end of the reporting period. To the Company's knowledge, there is no pending or threatened litigation regarding other sites with the potential to cause material expense. No government agency has sought funds from the Company for any other study or remediation.

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

Catamount Indemnifications Under the terms of the agreements with Catamount and Diamond Castle, the Company agreed to indemnify them, and certain of their respective affiliates, in respect of a breach of certain representations and warranties and covenants, most of which expired on June 30, 2007, except certain items that customarily survive indefinitely. Indemnification is subject to a $1.5 million deductible and a $15.0 million cap, excluding certain customary items. Environmental representations are subject to the deductible and the cap, and such environmental representations for only two of Catamount's underlying energy projects survive beyond June 30, 2007. The Company has not recorded any liability related to these indemnifications.

Legal Proceedings The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

NOTE 8 - SEGMENT REPORTING

The Company's primary operating segment is Central Vermont Public Service Corporation ("CV-VT"), which engages in the purchase, production, transmission, distribution and sale of electricity in Vermont. Unregulated Companies are below the quantitative thresholds individually and in the aggregate; therefore, prior year amounts in the table below have been revised to conform to current year presentation. Inter-segment revenues were nominal in all periods presented.

Three Months Ended	(in thousands)
June 30, 2007	CV-VT	Unregulated Companies	Reclassification & Consolidating Entries	Consolidated
Revenues from external customers Equity in earnings of affiliates Net income Total assets at June 30, 2007	$77,380 $1,589 $433 $499,957	$439 $- $88 $1,962	$(439) $- $- $(288)	$77,380 $1,589 $521 $501,631
June 30, 2006
Revenues from external customers Equity in earnings of affiliates Net income Total assets at December 31, 2006	$78,992 $352 $846 $499,125	$469 $- $149 $2,314	$(469) $- $- $(501)	$78,992 $352 $995 $500,938

Six Months Ended	(in thousands)
June 30, 2007	CV-VT	Unregulated Companies	Reclassification & Consolidating Entries	Consolidated
Revenues from external customers Equity in earnings of affiliates Net income Total assets at June 30, 2007	$164,076 $3,291 $5,911 $499,957	$874 $- $316 $1,962	$(874) $- $- $(288)	$164,076 $3,291 $6,227 $501,631
June 30, 2006
Revenues from external customers Equity in earnings of affiliates Net income Total assets at December 31, 2006	$161,247 $869 $4,498 $499,125	$919 $- $594 $2,314	$(919) $- $- $(501)	$161,247 $869 $5,092 $500,938

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

Our consolidated earnings for the second quarter were $0.5 million, or 4 cents per diluted share of common stock, and $6.2 million, or 58 cents per diluted share of common stock for the first six months of 2007. This compares to consolidated earnings of $1.0 million, or 8 cents per diluted share of common stock for the second quarter, and $5.1 million, or 43 cents per diluted share of common stock for the first six months of 2006. Our earnings for the second quarter and first six months of 2007 were affected by incremental service restoration costs of about $3.2 million, or 18 cents per diluted share, resulting from a major storm in April 2007. More than 40 percent of our customers lost power, and many customers remained without power for two or more days. The primary drivers of the earnings variances for the second quarter and first six months of 2007 are described in Results of Operations below.

We are continuing to focus on the following strategic financial initiatives:

  Restoring our corporate credit rating to investment-grade status.
  Ensuring that our retail rates are set at levels to recover our costs of service. In May we filed for a 4.46 percent rate increase, and we are also continuing to assess opportunities for alternative regulation. See Retail Rates below.
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

On January 12, 2007, the PSB issued an Order denying our Accounting Order request for recovery of $1.5 million of incremental replacement power costs associated with a 2005 Vermont Yankee refueling outage. Pursuant to the 2006 Rate Order, because the 4.07 percent rate increase included recovery of the incremental replacement power costs, we began deferring $1.5 million of revenue over two years, and will continue such deferral until our next rate proceeding, at which time the total amount deferred will be returned to customers. As of June 30, 2007, we deferred $0.4 million as a liability with an offsetting reduction in operating revenue.

On May 15, 2007, we filed a request for a 4.46 percent rate increase (additional revenue of about $12.4 million on an annual basis), to be effective February 1, 2008.  Our rate increase request reflects expected increases in operating costs including among other things, purchased power and transmission, and increases in return on rate base related to additional investments in plant and Transco. The case is proceeding pursuant to an agreed-upon schedule, and a decision is expected in late January 2008.  We cannot predict the outcome at this time.

During the second quarter of 2007, we continued to analyze alternative regulation plans that have been approved by the PSB for two other Vermont utilities. If we conclude that an acceptable alternative regulation plan is feasible, we may file a petition asking the PSB for approval of our plan.

On April 25, 2007, the PSB approved the rate design agreement that we had previously reached with the Vermont Department of Public Service ("DPS"). The rate design became effective for bills rendered on or after July 1, 2007, except for one rate class change with implementation delayed until September 1, 2007. The rate design results in a modest reallocation of revenue by customer class with greater emphasis on energy charges in reaction to wholesale market energy costs. The rate design agreement also included a comprehensive study of the need for new service offerings and further rate redesign given certain fundamental changes in how costs are incurred to serve load based on availability of advanced metering and communications and structural changes in the New England wholesale power market. The study is due to the PSB in April 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows At June 30, 2007, we had cash and cash equivalents of $4.2 million included in total working capital of $3.9 million. At June 30, 2006, we had cash and cash equivalents of $10.7 million included in total working capital of $26.6 million. The primary components of cash flows from operating, investing and financing activities for both periods are discussed in more detail below.

Operating Activities: Operating activities provided $8.6 million in the first six months of 2007. Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $15.9 million. This included $2.5 million of distributions received from affiliates, reflecting our investments in Transco. Special deposits and restricted cash used to meet performance assurance requirements for certain power contracts increased by $1.7 million because we replaced a $4.5 million letter of credit with cash and collateral requirements decreased. Changes in working capital and other items used $5.6 million. This was primarily due to $7.9 million of employee benefit funding, including $6.5 million of pension and postretirement medical trust fund contributions, and $5.1 million of income tax payments and $4.0 million of interest payments.

During the first six months of 2006, Operating activities provided $12.7 million. Net income, when adjusted for depreciation, amortization, deferred income tax and other items provided $18.2 million. This included $0.9 million of distributions received from affiliates. Additionally, collateral requirements under certain power contracts decreased by $7.4 million and changes in working capital and other items used $12.9 million. This was primarily related to $17.6 million of employee benefit funding, including $16.3 million of pension and postretirement medical trust fund contributions.

Investing Activities: Investing activities used $9.6 million in the first six months of 2007, including $9.8 million for construction and plant expenditures, partially offset by $0.2 million from other investments. During 2006, Investing activities provided $47.8 million, including $66.3 million in proceeds from net sales and maturities of available-for-sale securities. We sold about $50.0 million of available-for-sale securities for the purchase of shares of our common stock through our tender offer that concluded in April 2006. We used about $9.5 million for construction expenditures and $8.9 million for our investment in Transco.

Financing Activities: Financing activities provided $2.4 million in the first six months of 2007, including $1.0 million from stock option exercises and a $1.0 million reduction in restricted cash for preferred stock sinking fund payments. These items were partially offset by $4.9 million for dividends paid on common and preferred stock, $1.0 million for preferred stock sinking fund payments and $0.4 million for capital lease payments. During 2006, Financing activities used $56.4 million, including $51.2 million for the tender offer, $5.5 million for dividends paid on common and preferred stock and $0.5 million for capital lease payments. These items were partially offset by $0.7 million from stock issuance proceeds resulting from stock option exercises.

Transco Based on current projections, Transco expects to need additional capital over the 2007 to 2010 timeframe, but its projections are subject to change based on a number of factors, including revised construction project estimates, timing of regulatory project approvals, and desired changes in its equity-to-debt ratio. While we have no obligation to make additional investments in Transco, we continue to evaluate investment opportunities on a case-by-case basis. Based on Transco's current projections we could have an opportunity to make additional investments of $50.0 million to $65.0 million in the fourth quarter of 2007, but the timing and amount depend on Transco's regulatory schedule and the amounts invested by other owners. We are currently considering issuance of subordinated debt to fund these investments, but any additional investments that we make in Transco are subject to available capital and appropriate approvals.

Cash Flow Risks We believe that cash on hand, cash flow from operations and our $25.0 million credit facility will be sufficient to fund our business. Based on our current cash forecasts, we believe the borrowing capacity under the credit facility will provide sufficient liquidity through the end of 2008. However, an extended unplanned Vermont Yankee plant outage or similar event could significantly impact our liquidity due to the potentially high cost of replacement power and performance assurance requirements arising from purchases through ISO-New England or third parties. In the event of an extended Vermont Yankee plant outage, we could seek emergency rate relief from our regulators. Other material risks to cash flow from operations include: loss of retail sales revenue from unusual weather; slower-than-anticipated load growth and unfavorable economic conditions; increases in net power costs largely due to lower-than-anticipated margins on sales revenue from excess power or an unexpected power source interruption; required prepayments for power purchases; and increases in performance assurance requirements.

Financing We have a three-year $25.0 million unsecured revolving-credit facility with a lending institution pursuant to a Credit Agreement dated October 21, 2005. We make periodic short-term borrowings under the revolving credit facility to manage our working capital requirements. At June 30, 2007, $6.5 million of borrowings were outstanding under this facility. This amount was repaid in early July. Also, in June letters of credit totaling $6.0 million were issued under the facility to support certain power-related performance assurance requirements.

At June 30, 2007, we were in compliance with all financial and non-financial covenants related to our various debt agreements, articles of association, letters of credit and credit facility.

Performance Assurance At June 30, 2007, we had posted $5.2 million of collateral under performance assurance requirements for certain of our power contracts. In early July we replaced the majority of collateral with letters of credit as described above. We are subject to performance assurance requirements for power purchase and sale transactions through ISO-New England under the Financial Assurance Policy for NEPOOL members. Our credit limit with ISO-New England is zero and we are required to post collateral for all net purchase transactions. We are subject to performance assurance requirements for power purchase and sale transactions through ISO-New York, but activity in this market has been limited. Additionally, we are currently selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

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

Pension and Postretirement Medical Benefit Trust Fund Contributions In June 2007, we contributed $4.1 million to our pension trust fund and $2.5 million to our postretirement medical trust funds. We do not plan on making any additional contributions to these trust funds in 2007.

Dividend Reinvestment Plan Our Dividend Reinvestment Plan was reinstated in April 2007. At that time, we elected to change our source of common shares to meet reinvestment needs under the Plan from open market purchases to Original Issue shares. Beginning in July 2007, we will use Treasury shares to meet reinvestment needs under the Plan. These elections will result in additional cash flows of $1.0 million to $2.0 million annually.

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

Regulatory Accounting We prepare our financial statements in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71") for our regulated business. The application of SFAS No. 71 results in differences in the timing and recognition of certain revenues and expenses from those of other businesses and industries. We continuously review regulatory assets and other deferred charges to assess ultimate recoverability through retail rates. Based on a current evaluation of the factors and conditions expected to affect future cost recovery, we believe future recovery of regulatory assets is probable. In the event that we determine our regulated operations no longer meet the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, we would be required to write off, as an extraordinary charge to operations, net regulatory assets of $20.1 million on a pre-tax basis as of June 30, 2007. We would also be required to record pension and postretirement medical benefit costs of $30.4 million on a pre-tax basis to Accumulated Other

Comprehensive Loss as a reduction in stockholder's equity, and would be required to determine any potential impairment to the carrying costs of deregulated plant. Risks associated with recovery of regulatory assets relate to potentially adverse legislation, and judicial or regulatory actions in the future.

Derivative Financial Instruments At December 31, 2006, our power contracts that are derivatives included: 1) one long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3); 2) one long-term forward sale contract; and 3) one short-term forward purchase contract. During the first six months of 2007, the short-term forward purchase contract ended, and we entered into four additional power contract derivatives including three short-term forward sale contracts and one forward purchase contract for purchases during the scheduled Vermont Yankee plant outage in 2008. We enter into forward sale contracts to reduce price volatility, since our long-term power forecasts show energy purchases and production in excess of load requirements. The estimated fair values of power contract derivatives are based on over-the-counter quotations or broker quotes at the end of the reporting period, except for Hydro-Quebec Sellback #3, which is valued using a binomial tree model and quoted market data when available, along with appropriate valuation methodologies.

At June 30, 2007, the estimated fair value of three of the six power contract derivatives was an unrealized loss of $7.9 million and the estimated fair value of the remaining three was an unrealized gain of $0.5 million. At December 31, 2006, the estimated fair value of all power contract derivatives was an unrealized loss of $8.0 million. Based on a PSB-approved Accounting Order, we record the change in fair value of power contract derivatives as deferred charges or deferred credits on the balance sheet, depending on whether the fair value is an unrealized loss or gain. The corresponding offsets are recorded as current and long-term assets or liabilities depending on the duration.

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

In the second quarter of 2007, management determined that it would file amended returns for the 2003 through 2006 tax years requesting refunds totaling $3.0 million. The basic issue is the independent application of Internal Revenue Code sections 162 and 165 and whether section 162 repair deductions may be taken concurrent with section 165 casualty losses. We have categorized this tax position as more likely than not to be sustained upon examination based on its technical merits, and recorded a $1.4 million FIN 48 liability in the second quarter of 2007. Because of the impact of deferred tax accounting the disallowance of this item would not affect the effective tax rate.

RESULTS OF OPERATIONS

The following is a detailed discussion of the results of operations for the second quarter and first six months of 2007. This should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein.

Second quarter of 2007 net income decreased $0.5 million, or 4 cents per diluted share of common stock, compared to the second quarter of 2006. Net income for the first six months of 2007 increased $1.1 million, or 15 cents per diluted share of common stock, compared to the first six months of 2006. The table below provides a reconciliation of the primary year-over-year variances in diluted earnings per share.

2007 versus 2006
Three Months Ended June 30	Six Months Ended June 30

2006 Earnings per diluted share

Year-over-Year Effects on Earnings (a):
   Higher retail revenues - 4.07 percent rate increase Jan. 1, 2007
   Higher retail revenues - volume
   Lower purchased power costs
   Higher equity in earnings
   Lower resale sales
   Higher maintenance costs due to Apr. 2007 major storm
   Higher operating and other
   Lower CRC earnings

2007 Earnings per diluted share

$.08 ..15 ..06 ..18 ..11 (.32) (.18) (.04) - $.04	$.43 ..32 ..27 ..19 ..21 (.43) (.18) (.21) (.02) $.58

(a) The favorable affects of the April 2006 stock buyback (1 cent in the second quarter and 8 cents in the first six      months of 2007) are included in the individual EPS variances and not shown separately in the table above.

Operating Revenues Operating revenues and related mWh sales are summarized below.
	Three Months Ended June 30,				Six Months Ended June 30,
	Revenue (in thousands)		mWh Sales		Revenue (in thousands)		mWh Sales
	2007	2006	2007	2006	2007	2006	2007	2006
Residential Commercial Industrial Other Total retail sales Resale sales Provision for rate refund Other operating revenues Total operating revenues	$30,744 25,615 8,321 462 65,142 10,044 (186) 2,380 $77,380	$28,227 24,580 8,181 446 61,434 15,757 - 1,801 $78,992	222,106 209,137 101,461 1,570 534,274 185,296 - - 719,570	214,537 208,896 101,632 1,541 526,606 312,804 - - 839,410	$68,449 52,763 18,559 912 140,683 19,651 (373) 4,115 $164,076	$61,901 49,583 17,882 882 130,248 27,295 - 3,704 $161,247	509,694 433,809 219,839 3,107 1,166,449 360,279 - - 1,526,728	481,482 425,555 216,452 3,051 1,126,540 527,619 - - 1,654,159

Operating revenue decreased $1.6 million in the second quarter and increased $2.8 million in the first six months of 2007 compared to the same periods in 2006 due to the following:

  Retail sales increased $3.7 million in the second quarter and $10.4 million in the first six months of 2007 resulting from a 4.07 percent retail rate increase as of January 1, 2007 and higher sales volume. The rate increase added $2.6 million to retail sales revenues in the second quarter and $5.6 million in the first six months of 2007. The increase in retail sales volume primarily resulted from small service territory acquisitions in the last half of 2006 and overall customer growth in each of our service territories.
  Resale sales decreased $5.7 million in the second quarter and $7.6 million in the first six months of 2007 resulting from less excess power available for resale compared to the same period in 2006. The decrease in power available for resale resulted from second-quarter 2007 scheduled refueling outages at Vermont Yankee and Millstone Unit #3, lower output from Independent Power Producers and our owned hydro facilities and increased retail sales volume. Also, the second quarter and first six months of 2006 included $3.9 million and $4.3 million, respectively, for the resale of Vermont Yankee uprate energy as described in Purchased Power below.

  The provision for rate refund decreased revenue by $0.2 million in the second quarter and $0.4 million in the first six months of 2007. This is related to amounts included in the 4.07 percent rate increase to be refunded to customers because the PSB disallowed our request to recover $1.5 million of Vermont Yankee 2005 incremental refueling costs.
  Other operating revenues increased $0.6 million in the second quarter and $0.4 million in the first six months of 2007 resulting from higher transmission revenue including revenue from the sale of transmission capacity on our share of Phase I/II transmission facility rights, and true-up adjustments under the transmission tariffs. We expect the sale of Phase I/II transmission facility rights, which extends from April to December, to add about $1.3 million to transmission revenue in 2007.

Purchased Power Purchased power expense and related mWh purchases are summarized below.
Three Months Ended June 30,				Six Months Ended June 30,
Purchases (in thousands)		mWh Purchases		Purchases (in thousands)		mWh Purchases
2007	2006	2007	2006	2007	2006	2007	2006

VYNPC (a)
Hydro-Quebec
Independent Power Producers
  Subtotal long-term contracts
Other purchases
SFAS No. 5 loss amortizations
Maine Yankee, Connecticut
  Yankee and Yankee Atomic
Other
Total purchased power

$11,106 15,922 6,169 33,197 7,075 (299) 701 (855) $39,819	$19,495 15,566 6,269 41,330 179 (299) 1,542 231 $42,983	266,715 240,941 49,156 556,812 98,528 - - - 655,340	454,767 233,171 55,718 743,656 3,266 - - - 746,922	$27,061 32,655 12,355 72,071 9,844 (598) 1,385 (623) $82,079	$35,403 31,798 12,952 80,153 2,652 (598) 2,907 357 $85,471	653,711 508,483 93,800 1,255,994 130,245 - - - 1,386,239	847,252 488,686 106,412 1,442,350 28,641 - - - 1,470,991
(a) Six months ended June 30, 2007 and 2006 includes $0.5 million for our share of nuclear insurance settlements that we defer per a PSB Order.

Purchased power costs decreased $3.1 million in the second quarter and $3.4 million in the first six months of 2007 compared to the same periods in 2006 due to the following:

  Purchased power costs under long-term contracts decreased $8.1 million in second quarter and first six months of 2007 primarily resulting from a decrease in purchases from VYNPC due to a second-quarter 2007 scheduled refueling outage versus full production during the first six months of 2006 including additional uprate power that we were required to purchase at market prices. The additional uprate power that we purchased amounted to $3.9 million in the second quarter and $4.3 million in the first six months of 2006. That power was resold in the wholesale energy markets as described in Revenue above. Purchases from Independent Power Producers, most of which are hydro facilities, decreased resulting from less rainfall, partly offset by an increase in average rates. Purchases from Hydro-Quebec increased resulting from more scheduled deliveries at times of higher market prices.
  Other purchases increased $6.9 million in the second quarter and $7.2 million in the first six months of 2007 resulting from replacement energy purchased during the Vermont Yankee scheduled refueling outage, and less power available from our joint and wholly owned units including a second-quarter 2007 scheduled refueling outage at Millstone Unit #3 and lower output from our hydro facilities.
  Power costs associated with our ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic decreased $0.8 million in the second quarter and $1.5 million in the first six months of 2007 resulting from lower collection schedules for Connecticut Yankee and Yankee Atomic decommissioning activities which are nearly complete.
  Other costs decreased $1.1 million in the second quarter and $1.0 million in the first six months of 2007 primarily resulting from accounting deferrals and amortizations related to Millstone Unit #3 scheduled refueling outages. Based on approved regulatory accounting treatment we defer the incremental energy costs related to scheduled refueling outages and amortize those costs until the next scheduled refueling outage.

Operating Expenses Excluding purchased power expense described above, operating expenses increased $3.0 million in the second quarter and $6.3 million in the first six months of 2007 compared to 2006. The variances in income statement line items that comprise operating expenses on the Condensed Consolidated Statements of Income are described below.

Production: Production operation costs increased $0.5 million for the second quarter and $0.8 million in the first six months of 2007 resulting from premium expense for Vermont Yankee outage insurance ($1.5 million amortized over 12-months beginning January 1, 2007) and higher fuel costs in the first quarter due to increased output from one of our jointly owned units.

Transmission - affiliates: These expenses represent our share of the net cost of service of Transco (previously provided by VELCO) as well as some direct charges for facilities that we rent. Transco allocates its monthly cost of service through the Vermont Transmission Agreement ("VTA"), net of NEPOOL Open Access Transmission Tariff ("NOATT") reimbursements and certain direct charges. The NOATT is the mechanism through which the costs of New England's high-voltage (so-called PTF) transmission facilities are collected from load-serving entities using the system and redistributed to the owners of the facilities, including Transco. There were no significant variances for the second quarter or first six months of 2007.

Transmission - other: The majority of these expenses are for purchases of regional transmission service under the NOATT and charges for the Phase I and II transmission facilities. These expenses increased $0.3 million in the second quarter and $1.0 million in the first six months of 2007 primarily from higher rates and overall transmission expansion in New England, partially offset by lower depreciation expense because the Phase I facility was fully depreciated in 2006.

Other operation: These expenses are related to operating activities such as customer accounting, customer service, administrative and general activities, regulatory deferrals and amortizations, and other operating costs incurred to support our core business. Other operation expenses increased $0.1 million in the second quarter and $1.3 million in the first six months of 2007 resulting from 1) higher bad debt expense related to a customer bankruptcy and, in 2006, recovery of a previous charge-off; 2) higher incentive compensation accruals; and 3) higher other costs, including professional services. These were partially offset by lower pension and postretirement medical costs primarily due to additional contributions to the trust funds in March 2006, and lower external audit fees.

Maintenance: These expenses are related to costs associated with maintaining our electric distribution system and include costs from our jointly owned generating and transmission facilities. The increase of $3.1 million in the second quarter and first six months of 2007 included $3.2 million of storm restoration costs resulting from a major storm in April 2007.

Income tax expense (benefit): Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

Other Income and Other Deductions These items are related to the non-operating activities of our utility business and the operating and non-operating activities of our non-regulated businesses through Catamount Energy Resources ("CRC"). CRC's earnings were $0.1 million in the second quarter and $0.3 million in the first six months of 2007 compared to $0.1 million in the second quarter and $0.6 million in the first six months of 2006. The variances in income statement line items that comprise other income and other deductions on the Condensed Consolidated Statements of Income are described below.

Equity in earnings: Equity in earnings increased $1.2 million in the second quarter and $2.4 million in the first six months of 2007, principally from our investment in Transco.

Other income: Other income decreased $0.4 million in the second quarter and $1.4 million in the first six months of 2007. This primarily resulted from two favorable items in 2006 including interest earned on cash proceeds from CRC's December 2005 sale of Catamount Energy Corporation and a gain on the sale of non-utility property. There were no comparable items in 2007.

Other deductions: Other deductions decreased $0.3 million in the second quarter and $0.4 million in the first six months of 2007. This was primarily due to stronger market performance of life insurance policies.

Benefit (provision) for income taxes:  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

POWER SUPPLY AND TRANSMISSION MATTERS

Power Supply Risks Our material power supply contracts are with Hydro-Quebec and VYNPC. These contracts comprise the majority of our total annual energy (mWh) purchases. The contract for power purchases from VYNPC ends in 2012, and deliveries under the contract with Hydro-Quebec end in 2016 with the level of deliveries decreasing starting in 2012. These contracts are described in Note 7 - Commitments and Contingencies.

In January 2006, ENVY submitted a renewal application with the NRC for a 20-year extension of the Vermont Yankee plant operating license. ENVY will also need approval of the PSB to continue to operate beyond 2012. At this time, ENVY has not received approvals for the license extension, but in April 2007 it initiated a 30-day exclusive negotiation period required by the original 2002 Vermont Yankee Memorandum of Understanding with the State of Vermont, for potential power purchases by the VYNPC sponsor companies, including us, in the plant's post-March 2012 life extension period. While the 30-day exclusive negotiation period has ended, we are continuing to participate in negotiations for a power contract beyond 2012 and cannot determine the outcome at this time.

There may also be opportunities to negotiate with Hydro-Quebec for future power purchase contracts, and preliminary discussions have begun.

There is a risk that future sources available to replace these contracts may not be as reliable and may include different environmental considerations. Also, the price of such replacement power could be significantly higher than under the current contracts.

There is also a risk that the Vermont Yankee plant could be shut down earlier than expected if ENVY determines that it is not economical to continue operating the plant. Based on our projected market prices at June 30, 2007, the incremental cost of replacement power, including capacity, is estimated to average $55 million annually. We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB will allow timely and full recovery of increased costs related to any such shutdown. However, an early shutdown could materially affect our financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

Power Supply Management We have entered into several forward sale contracts since January 1, 2007 due to forecasted energy excess during 2007 and 2008. The contracts vary from one to eight months and deliveries vary from 10 MW to 65 MW depending upon our forecast excesses in the on-peak and peak periods of each month. Some of the forward sale contracts are contingent on Vermont Yankee plant output, eliminating the risks related to sourcing the sale if Vermont Yankee is not operating. Others are firm, thus potentially exposing us to the risk of market price volatility if we are not able to source the contracts with existing resources. Our main supply risk is with Vermont Yankee, and we have outage insurance through December 2008 to mitigate the market price risk during an unplanned outage through that time.

The outage insurance for 2007 applies to unplanned Vermont Yankee plant outages of up to 30 consecutive calendar days per outage event, and provides for payment to us of the difference between the spot market price and $40/mWh. The total maximum coverage is $10.0 million, with a $1.0 million total deductible. In 2006, we paid a premium of about $1.3 million for this insurance coverage. There were no claims under this insurance contract during the first six months of 2007. In July 2007, we purchased outage insurance coverage for 2008 with terms that are similar to the outage insurance in place for 2007. The total maximum coverage is $12.0 million, with a $1.2 million total deductible. A small portion of the premium is due in August with the remainder due in December 2007.

In June 2007 we also entered into a forward contract for the purchase of replacement power during the scheduled Vermont Yankee plant outage in late 2008.

Some of the forward power contracts that we enter into are derivatives and therefore the fair value is recorded on the balance sheet. Based on PSB-approved regulatory accounting treatment, changes in the fair value are not included on our income statement. Also see Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Millstone Unit #3 We have a 1.73 joint-ownership percentage in Millstone Unit # 3. Dominion Nuclear Corporation ("DNC") is the lead owner with about 93.47 percent of the plant joint-ownership. During Millstone Unit #3's scheduled refueling outage that began on April 7, 2007, DNC announced that it had discovered indications of cracking in the first stage of the high-pressure turbine. The plant began producing power for the grid on May 19, 2007. DNC is continuing to evaluate options ranging from replacing the turbine to continued use in its current condition. We cannot predict the outcome of this matter at this time.

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

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic. All of these nuclear plants have been permanently shut down and have completed or are nearing completion of decommissioning. We are responsible for paying our equity ownership percentage of decommissioning costs and all other costs for these plants. At June 30, 2007, based on the most recent estimates provided, our share of remaining costs is $2.8 million for Maine Yankee, $7.6 million for Connecticut Yankee and $3.2 million for Yankee Atomic. These amounts are recorded as nuclear decommissioning liabilities (current and non-current) on the balance sheet with a corresponding regulatory asset. We adjust associated regulatory assets and nuclear decommissioning liabilities when revised estimates are provided.

All three companies are involved in litigation with the DOE regarding storage of spent nuclear fuel. On September 30, 2006, the United States Court of Federal Claims issued a judgment in the spent fuel litigation and awarded damages to all three companies. On December 4, 2006, the DOE filed a notice of appeal to the United States Court of Appeals for the Federal Circuit ("Appeals Court") in all three cases, and on December 14, 2006, all three companies filed notices of cross appeals. In the first quarter of 2007, the Appeals Court issued an order consolidating the three cases, and issued an order making another case a companion appeal to the case, which will result in both appeals being heard consecutively.

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

New England Wholesale Energy Markets In December 2006, ISO-New England implemented a new market mechanism referred to as the Forward Capacity Market ("FCM") to compensate owners of new and existing generation capacity, including demand reduction. ISO-New England believes that higher capacity payments in constrained areas will encourage the development of new generation where needed. Capacity requirements for load serving entities, including us, are based on each entity's proportionate share of ISO-New England's prior year coincident peak demand. Based on current projections, we expect the FCM rules will result in an average capacity deficiency of about 35 MW for the rest of 2007, possibly increasing thereafter. Based on specified rates through May 2010, we expect net FCM charges of about $0.6 million for the remainder of 2007 and $1.5 million or more in 2008 and 2009.

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

Transmission services provided by Transco are billed to us under the 1991 Transmission Agreement also referred to as the Vermont Transmission Agreement ("VTA"). We and all Vermont electric utilities are parties to the VTA. In June 2007, FERC issued an Order combining three FERC filings related to the VTA, including a request by five municipal utilities for FERC approval to withdraw from the VTA and take transmission service under a different tariff, and requests by Transco for revisions to the VTA. Hearings on these proceedings are scheduled to begin in January 2008. Additionally, the parties to these proceedings, including us, have and continue to participate in settlement negotiations. We are not able to predict the outcome of this matter at this time.

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

While provisions of recently passed laws are now being implemented, there is continued interest in new policies designed to reduce electricity consumption, promote renewable energy and reduce greenhouse gas emissions. In May, the Vermont Legislature passed an energy bill, but it was vetoed by the governor and the veto was sustained during a special legislative session. We expect continued discussion of these matters during the remaining months of 2007, both informally and formally. A broad public engagement process by the DPS will begin this fall to better understand Vermonters views on energy issues, with a report due in December.

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

At June 30, 2007, we had three power contract derivatives with a total estimated fair value of an unrealized loss of $7.9 million, and three with an estimated fair value of an unrealized gain of $0.5 million. Based on PSB-approved regulatory accounting treatment, changes in the fair value of derivatives are recorded on the balance sheet and do not impact our income statement. Summary information related to the fair value of these derivatives is shown in the table below (in thousands):
	Forward Sale Contracts	Forward Purchase Contracts	Hydro-Quebec Sellback #3

Total fair value at December 31, 2006 - unrealized loss
   Change in fair value, including amounts settled
Fair value of new derivatives at March 31, 2007 - unrealized loss
   Change in fair value, including amounts settled
Fair value of new derivatives at June 30, 2007 - unrealized loss

Total fair value at June 30, 2007 - unrealized loss, net

	$(3,962) 120 (422) 969 - $(3,295)	$(304) 304 - - (502) $(502)	$(3,731) 171 - - - $(3,560)
Source	Over-the-counter- quotations	Over-the-counter- quotations	Quoted market data & valuation methodologies
Estimated fair value for changes in projected market price: 10 percent increase 10 percent decrease	$(5,320) $(1,270)	$3 $(1,006)	$(7,797) $(1,268)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the quarter ended June 30, 2007, our management, with participation from the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated  August 8, 2007

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