Form 10-Q
period 2007-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2007-11-05
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|  X  |      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2007

or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2007 there were outstanding 10,206,169 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q - 2007

Table of Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating Revenues	$79,174	$79,912	$243,250	$241,159

Operating Expenses
Purchased Power - affiliates
Purchased Power - other
Production
Transmission - affiliates
Transmission - other
Other operation
Maintenance
Depreciation and amortization
Taxes other than income
Income tax expense
Total Operating Expenses

	13,769 24,284 2,780 108 4,405 12,011 7,476 3,835 3,755 1,604 74,027	21,076 20,102 2,403 (2,038) 4,130 9,291 5,172 4,155 3,623 4,210 72,124	41,724 78,408 8,725 3,021 12,397 39,018 21,404 11,349 11,259 3,848 231,153	58,936 67,713 7,595 806 11,082 34,949 16,018 12,375 10,867 6,172 226,513
Operating Income	5,147	7,788	12,097	14,646
Other Income Equity in earnings of affiliates Allowance for equity funds during construction Other income Other deductions Provision for income taxes Total Other Income	1,521 9 758 (592) (385) 1,311	825 31 1,111 (451) (249) 1,267	4,812 25 2,874 (1,612) (1,275) 4,824	1,694 94 4,559 (1,915) (846) 3,586
Interest Expense Interest on long-term debt Other interest Allowance for borrowed funds during construction Total Interest Expense	1,799 341 (3) 2,137	1,799 262 (10) 2,051	5,397 985 (9) 6,373	5,397 770 (31) 6,136
Net Income Dividends declared on preferred stock Earnings available for common stock	4,321 92 $4,229	7,004 92 $6,912	10,548 276 $10,272	12,096 276 $11,820
Per Common Share Data: Basic earnings per share Diluted earnings per share	$0.41 $0.41	$0.67 $0.66	$1.01 $0.99	$1.08 $1.07
Average shares of common stock outstanding - basic Average shares of common stock outstanding - diluted Dividends declared per share of common stock	10,197,869 10,380,747 $0.23	10,328,099 10,403,040 $0.23	10,173,647 10,337,226 $0.92	10,966,169 11,026,662 $0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net Income	$4,321	$7,004	$10,548	$12,096

Other comprehensive income, net of tax:
Items included in employee defined benefit plans:
   Amortization of actuarial losses net of income taxes
     of $3, $0, $9 and $0
   Amortization of prior service cost net of income taxes
     of $2, $0, $7 and $0
Investments:
   Unrealized holding gain net of income taxes of $0, $28, $0 and $54
   Less reclassification adjustment for gains included in net income,      net of income taxes of $0, $14, $0 and $(10)
Comprehensive income adjustments

	5 3 - - 8	- - 41 21 62	14 10 - - 24	- - 79 (16) 63
Total comprehensive income	$4,329	$7,066	$10,572	$12,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands) (unaudited)
Nine months ended September 30,
	2007	2006

Cash flows provided by (used for):
OPERATING ACTIVITIES
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates
Distributions received from affiliates
Depreciation and amortization
Deferred income taxes and investment tax credits
Non-cash employee benefit plan costs
Environmental reserve adjustment
Regulatory and other amortization, net
Other non-cash expense, net
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues
Decrease in accounts payable
Decrease in other current assets
Decrease in special deposits and restricted cash for power collateral
Employee benefit plan funding
Increase in other current liabilities
Other non-current assets and liabilities and other
Net cash provided by operating activities

	$10,548 (4,812) 3,734 11,349 (223) 5,396 - (3,604) 2,655 2,548 (4,929) 1,566 3,519 (8,557) 2,347 (315) 21,222	$12,096 (1,694) 1,311 12,375 510 7,472 (1,609) (1,791) 396 3,194 (3,684) 1,444 19,006 (27,677) 3,544 94 24,987

INVESTING ACTIVITIES
Construction and plant expenditures
Investments in available-for-sale securities
Proceeds from sale of available-for-sale securities
Utility investments
Other investments
Net cash (used for) provided by investing activities

	(16,654) (1,410) 1,355 - 165 (16,544)	(15,123) (256,417) 325,450 (23,291) (443) 30,176

FINANCING ACTIVITIES
Common and preferred dividends paid
Proceeds from issuance of common stock
Proceeds from borrowings under revolving credit facility
Repayments under revolving credit facility
Retirement of preferred stock subject to mandatory redemption
Decrease in special deposits held for preferred stock redemptions
Reduction in capital lease obligations
Stock reacquisition and other
Net cash used for financing activities

	(7,294) 1,313 30,100 (27,675) (1,000) 1,000 (654) 287 (3,923)	(7,992) 1,182 1,300 (1,050) (2,000) 2,000 (765) (51,100) (58,425)
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of the period Cash and cash equivalents at end of the period	755 2,799 $3,554	(3,262) 6,576 $3,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
	September 30, 2007	December 31, 2006

ASSETS
Utility plant
Utility plant in service, at original cost
Less accumulated depreciation
Utility plant in service, at original cost, net of accumulated depreciation
Property under capital leases
Construction work-in-progress
Nuclear fuel, net
Total utility plant, net

	$531,449 233,625 297,824 6,837 10,894 1,154 316,709	$517,816 226,018 291,798 7,485 8,496 1,017 308,796

Investments and other assets
Investments in affiliates
Non-utility property, less accumulated depreciation
   ($3,689 in 2007 and $4,048 in 2006)
Millstone decommissioning trust fund
Other
Total investments and other assets

	40,201 1,674 5,586 7,758 55,219	39,339 1,640 5,476 7,120 53,575

Current assets
Cash and cash equivalents
Restricted cash
Special deposits
Accounts receivable, less allowance for uncollectible accounts
   ($1,971 in 2007 and $1,707 in 2006)
Accounts receivable - affiliates, less allowance for uncollectible accounts
   ($48 in 2007 and $48 in 2006)
Unbilled revenues
Materials and supplies, at average cost
Prepayments
Deferred income taxes
Assets held for sale
Other current assets
Total current assets

	3,554 63 - 25,565 449 13,610 5,472 5,672 4,098 - 2,004 60,487	2,799 3,081 1,500 27,042 73 16,654 5,298 7,389 2,899 386 1,446 68,567
Deferred charges and other assets Regulatory assets Other deferred charges - regulatory Other deferred charges and other assets Total deferred charges and other assets TOTAL ASSETS	48,657 11,043 5,429 65,129 $497,544	52,179 12,127 5,694 70,000 $500,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
September 30, 2007	December 31, 2006

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized,
   12,443,405 issued and 10,202,888 outstanding at September 30, 2007 and 12,382,801 issued and 10,132,826 outstanding at December 31, 2006
Other paid-in capital
Accumulated other comprehensive loss
Treasury stock, at cost (2,240,517 shares at September 30, 2007 and
   2,249,975 at December 31, 2006)
Retained earnings
Total common stock equity
Preferred and preference stock not subject to mandatory redemption
Preferred stock subject to mandatory redemption
Long-term debt
Capital lease obligations
Total capitalization

$74,660 55,642 (520) (50,971) 103,584 182,395 8,054 2,000 115,950 5,961 314,360	$74,297 54,225 (544) (51,186) 102,560 179,352 8,054 3,000 115,950 6,612 312,968

Current liabilities
Current portion of preferred stock subject to mandatory redemption
Accounts payable
Accounts payable - affiliates
Notes payable
Dividends declared
Nuclear decommissioning costs
Power contract derivatives
Other current liabilities
Total current liabilities

1,000 4,367 9,004 13,225 2,346 2,441 2,357 23,241 57,981	1,000 6,382 12,022 10,800 - 2,737 1,554 20,336 54,831

Deferred credits and other liabilities
Deferred income taxes
Deferred investment tax credits
Nuclear decommissioning costs
Asset retirement obligations
Accrued pension and benefit obligations
Power contract derivatives
Other deferred credits - regulatory
Other deferred credits and other liabilities
Total deferred credits and other liabilities

Commitments and contingencies (see Note 7)

TOTAL CAPITALIZATION AND LIABILITIES

33,703 3,436 10,466 3,198 32,373 5,099 10,192 26,736 125,203 $497,544	32,467 3,720 12,166 3,041 37,547 6,443 12,687 25,068 133,139 $500,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY (in thousands, except share data) (unaudited)
Common Stock				Treasury Stock
Shares Issued	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Share	Amount	Retained Earnings	Total

Balance, December 31, 2006
Cumulative effect of adoption of
   FIN 48
Adjusted balance at January 1, 2007
Net income
Other comprehensive income
Dividend reinvestment plan
Stock options exercised
Share-based compensation
Dividends declared on common and    preferred stock
Amortization of preferred stock
   issuance expenses
Gain on issuance of treasury stock
Loss on reacquisition of capital stock
Balance, September 30, 2007

12,382,801 12,382,801 9,721 47,475 3,408 12,443,405	$74,297 $74,297 58 285 20 $74,660	$54,225 $54,225 286 631 360 13 124 3 $55,642	$(544) $(544) 24 $(520)	2,249,975 2,249,975 (9,458) 2,240,517	$(51,186) $(51,186) 215 $(50,971)	$102,560 120 $102,680 10,548 (9,641) (3) $103,584	$179,352 120 $179,472 10,548 24 559 916 380 (9,641) 13 124 - $182,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

General Description of Business
Central Vermont Public Service Corporation (the "Company") is primarily engaged in the purchase, production, transmission, distribution and sale of electricity. The Company is the largest electric utility in Vermont, serving about 158,000 retail customers in nearly three-quarters of the towns, villages and cities in Vermont. The Company's wholly owned subsidiaries include Custom Investment Corporation, C.V. Realty, Inc., Central Vermont Public Service Corporation - East Barnet Hydroelectric, Inc., Connecticut Valley Electric Company, Inc. and Catamount Resources Corporation.

The Company has equity ownership interests in Vermont Yankee Nuclear Power Corporation ("VYNPC"), Vermont Electric Power Company, Inc. ("VELCO"), Vermont Transco LLC ("Transco"), Maine Yankee Atomic Power Company ("Maine Yankee"), Connecticut Yankee Atomic Power Company ("Connecticut Yankee") and Yankee Atomic Electric Company ("Yankee Atomic").

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

Income Taxes In accordance with SFAS No. 109, Accounting for Income Taxes, the Company recognizes deferred tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities using the tax rate expected to be in effect when the differences are expected to reverse. Investment tax credits associated with utility plant are deferred and amortized ratably to income over the lives of the related properties. The Company records a valuation allowance for deferred tax assets if management determines that it is more-likely-than-not that such tax assets will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the methodology to be used in estimating and reporting amounts associated with uncertain tax positions, including interest and penalties. The Company adopted FIN 48 on January 1, 2007 as required. Upon adoption and in accordance with FIN 48, the Company recognized the cumulative effect of approximately $0.1 million as an increase in beginning retained earnings related to a decrease in the liability for unrecognized income tax benefits. At the adoption date and at September 30, 2007, the Company had $0.7 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. In the second quarter of 2007, management determined that it would file amended returns and recorded an additional $1.4 million FIN 48 liability. During the third quarter of 2007, the Company filed amended tax returns for tax years 2003, 2004 and 2005, which reduced the FIN 48 liability by $0.2 million due to true-up of the benefits previously recorded with the filed returns. The FIN 48 liability for uncertain tax positions is included in Other Deferred Credits and Liabilities on the Condensed Consolidated Balance Sheet.  Because of the impact of deferred tax accounting, the disallowance of this item would not affect the effective tax rate.

The Company recognizes interest related to unrecognized tax benefits as interest expense and penalties as other deductions. Accrued interest related to uncertain tax positions amounted to less than $0.1 million as of September 30, 2007. The tax years 2003 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject. The Internal Revenue Service is currently auditing the 2004 and 2005 tax years.

Derivative Financial Instruments The Company accounts for certain power contracts as derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted and SFAS No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities, (collectively "SFAS No. 133"). These statements require that derivatives be recorded on the balance sheet at fair value. At December 31, 2006, the Company's power contracts that are derivatives included: 1) one long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3); 2) one long-term forward sale contract; and 3) one short-term forward purchase contract. At September 30, 2007, the Company's power contracts that are derivatives included: 1) Hydro-Quebec Sellback #3; 2) nine forward sale contracts of various durations; and 3) one long-term forward purchase contract. The Company enters into forward sale contracts to reduce price volatility, since its long-term power forecasts show energy purchases and production in excess of load requirements. The Company enters into forward purchase contracts for replacement energy during Vermont Yankee scheduled refueling outages.

The estimated fair values of power contract derivatives are based on over-the-counter quotations or broker quotes at the end of the reporting period, except for Hydro-Quebec Sellback #3, which is valued using a binomial tree model and quoted market data when available, along with appropriate valuation methodologies. At September 30, 2007, the estimated fair value of three of the 11 power contract derivatives was an unrealized loss of $7.5 million and the estimated fair value of the remaining eight was an unrealized gain of $1.3 million, for a net unrealized loss of $6.2 million. At December 31, 2006, the estimated fair value of all power contract derivatives was an unrealized loss of $8.0 million.

Based on a PSB-approved Accounting Order, the Company records the changes in fair value of power contract derivatives as deferred charges or deferred credits on the balance sheet, depending on whether the fair value is an unrealized loss or gain. The corresponding offsets are recorded as current and long-term assets or liabilities depending on the duration.

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

SFAS No. 158: The Company adopted the recognition and disclosure provisions of SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158") as of December 31, 2006. SFAS No. 158 also requires companies to measure plan assets and benefit obligations as of the same date as their fiscal year-end balance sheet date. This provision of SFAS No. 158 is effective for the Company in 2008. The Company estimates that changing its annual benefit measurement date from September 30 to December 31 will result in a pre-tax charge to retained earnings of $1.7 million. The Company is in the process of seeking rate recovery in the current retail rate proceeding for the regulated utility portion of the impact resulting from the change. If rate recovery is permitted, a regulatory asset would be recorded for $1.5 million; if not, the total after-tax charge to retained earnings would be approximately $1.0 million. The Company cannot predict the outcome of this matter at this time. See Note 4, Retail Rates and Regulatory Accounting.

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

EITF 06-04 and EITF 06-10: In September 2006, the FASB issued EITF Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements, ("EITF 06-04"). EITF 06-04 requires employers to record a liability for future benefits for endorsement split-dollar life insurance arrangements that provide a postretirement benefit to an employee. In March 2007, the FASB issued EITF 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10"). EITF 06-10 describes whether an entity should record a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement and how an employer should recognize and measure the related asset. Both EITF issues become effective for fiscal periods beginning after December 15, 2007. The Company does not expect that these EITF issues will impact its financial position, results of operations or cash flows.

NOTE 2 - EARNINGS PER SHARE ("EPS")

The Condensed Consolidated Statements of Income include basic and diluted per share information. A reconciliation of the numerator and denominator used in calculating basic and diluted EPS follows (in thousands, except share information):
Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006

Numerator for basic and diluted EPS:
Net income
Dividends declared on preferred stock
Earnings available for common stock

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding
   Dilutive effect of stock options
   Dilutive effect of performance shares
Weighted-average diluted shares of common stock outstanding

$4,321 (92) $4,229 10,197,869 166,309 16,569 10,380,747	$7,004 (92) $6,912 10,328,099 67,731 7,210 10,403,040	$10,548 (276) $10,272 10,173,647 150,948 12,631 10,337,226	$12,096 (276) $11,820 10,966,169 55,523 4,970 11,026,662

All outstanding stock options were included in the computation of diluted shares for the third quarter and first nine months of 2007 because the exercise prices were lower than the average market price of the common shares. Outstanding stock options totaling 17,500 in the third quarter and 77,577 in the first nine months of 2006 were excluded from the computation of diluted shares because the exercise prices were above the average market price of the common shares.

NOTE 3 - INVESTMENTS IN AFFILIATES

VELCO and Transco In June 2006, VELCO's Board of Directors, the PSB and the FERC approved a plan to transfer substantially all of VELCO's business operations to Transco, a Vermont limited liability company. On June 30, 2006, VELCO's assets were transferred to Transco in exchange for 2.4 million Class A Membership Units, and Transco assumed all of VELCO's debt. VELCO and its employees manage Transco's operations under a Management Services Agreement between VELCO and Transco. Transco operates under an Operating Agreement among VELCO, Transco, the Company, Green Mountain Power and most of the other Vermont electric utilities. Transco also operates under the Amended and Restated Three Party Agreements, assigned to Transco from VELCO, among the Company, Green Mountain Power, VELCO and Transco. In 2006, the Company invested a total of $23.3 million in Transco, which is represented by Class A Membership Units in Transco that earn an allowed rate of return of 11.5 percent. At September 30, 2007, the Company's total ownership interest in Transco was 44.34 percent (a direct interest of 29.86 percent and an indirect interest of 14.48 percent through VELCO).

Summarized financial information for Transco follows (in thousands). These amounts are also included in VELCO's consolidated financial information below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues Operating income Net income Company's ownership interest Company's equity in net income	$11,995 $5,876 $3,488 29.86% $1,110	$7,849 $3,494 $2,060 30.28% $349	$36,880 $17,163 $10,388 29.86% $3,353	$7,849 $3,494 $2,060 30.28% $349

Summarized financial information for VELCO consolidated follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006

Operating revenues
Operating income

Net income before non-controlling interest
Less members non-controlling interest in net income
Net income

Company's common stock ownership interest
Company's equity in net income

$12,100 $5,451 $3,080 2,373 $707 47.05% $293	$7,745 2,735 $1,348 - $1,348 47.05% $682	$37,197 $15,943 $9,341 7,098 $2,243 47.05% $1,076	$25,201 $7,314 $2,850 - $2,850 47.05% $1,425

Transmission services provided by Transco are billed to the Company under the 1991 Transmission Agreement also referred to as the Vermont Transmission Agreement ("VTA"). The Company and all other Vermont electric utilities are parties to the VTA. In June 2007, FERC issued an Order combining three FERC filings related to the VTA, including a request by five municipal utilities for FERC approval to withdraw from the VTA and take transmission service under a different tariff, and requests by Transco for revisions to the VTA. Hearings on these proceedings are scheduled to begin in January 2008. Additionally, the parties to these proceedings, including the Company, have and continue to participate in settlement negotiations. The Company is not able to predict the outcome of this matter at this time.

Transco provided transmission services to the Company amounting to $0.1 million for the third quarter and $3.0 million for the first nine months of 2007. In 2006 transmission services amounted to a $2.0 million credit in the third quarter and a $0.8 million charge in the first nine months. These amounts are reflected as Transmission - affiliates on the Condensed Consolidated Statements of Income.

VYNPC Summarized financial information for VYNPC follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues Operating income Net income Company's common stock ownership interest Company's equity in net income	$38,413 $688 $188 58.85% $110	$56,096 $865 $208 58.85% $122	$114,705 $2,520 $606 58.85% $356	$156,456 $2,634 $549 58.85% $323

Although the Company owns a majority of the shares of VYNPC, the Power Contracts, Sponsor Agreement and composition of the Board of Directors, under which it operates, effectively restrict the Company's ability to exercise control over VYNPC.

Purchased power - affiliates on the Company's Condensed Consolidated Statements of Income includes sales from VYNPC of approximately $13.2 million for the third quarter and $39.7 million for the first nine months of 2007, and $19.6 million in the third quarter and $54.8 million in the first nine months of 2006. Also see Note 7 - Commitments and Contingencies.

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

The Company's share of Maine Yankee, Connecticut Yankee and Yankee Atomic estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets and nuclear decommissioning liabilities (current and non-current). These amounts are adjusted when revised estimates are provided. At September 30, 2007, the Company had regulatory assets of $2.5 million related to Maine Yankee, $7.4 million related to Connecticut Yankee and $3.0 million related to Yankee Atomic. These estimated costs are being collected from customers through existing retail rate tariffs. Total billings from the three companies amounted to $0.6 million for the third quarter and $2.0 million for the first nine months of 2007 and $1.5 million in the third quarter and $4.4 million in the first nine months of 2006. These amounts are included in Purchased power - affiliates on the Company's Condensed Consolidated Statements of Income.

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

Yankee Atomic: Plant decommissioning activities were completed in mid-2007 and the NRC amended Yankee Atomic's operating license in August 2007. This amendment reduced the size of the licensed property to include only the land immediately around the Independent Spent Fuel Storage Installation. Yankee Atomic remains responsible for safe storage of the plant's spent nuclear fuel and waste at the Independent Spent Fuel Storage Installation until the United States Department of Energy meets its obligation to remove the material from the site. Yankee Atomic is also required to maintain $100 million in nuclear liability insurance coverage for the facility. Yankee Atomic's wholesale tariff is currently based on a July 31, 2006 FERC-approved settlement.

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

On February 9, 2007, the Appeals Court issued an order consolidating the three cases. On March 15, 2007, the Appeals Court issued an order making another case a companion appeal to the case, which will result in the two appeals being heard consecutively. Due to the complexity of the issues and the appeals, the three companies cannot predict the amount of damages that will actually be received or the timing of the final determination of such damages. Each of the companies' respective FERC settlements require that damage payments, net of taxes and net of further spent fuel trust funding, be credited to ratepayers including the Company. The Company expects that its share of these payments, if any, would be credited to its ratepayers as well.

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

On January 12, 2007, the PSB issued an Order denying the Company's Accounting Order request for recovery of $1.5 million of incremental replacement power costs associated with a 2005 Vermont Yankee refueling outage. Pursuant to the 2006 Rate Order, because the 4.07 percent rate increase included recovery of the incremental replacement power costs, the Company is deferring (beginning January 1, 2007) $1.5 million of revenue over two years. The Company will continue such deferral until its next rate proceeding, at which time the total amount deferred will be returned to customers. As of September 30, 2007, deferrals amounted to $0.6 million and are included in Other deferred credits and other liabilities on the Condensed Consolidated Balance Sheet, with an offsetting reduction in Operating revenue on the Condensed Consolidated Statement of Income.

On May 15, 2007, the Company filed a request for a 4.46 percent rate increase (additional revenue of about $12.4 million on an annual basis), to be effective February 1, 2008.  In October 2007, the Company entered into settlement discussions with the DPS including extension of the original schedule for the rate proceeding. The Company cannot predict the outcome of this rate proceeding or the settlement discussions at this time.

On August 31, 2007, the Company submitted an alternative regulation plan proposal for PSB approval. If approved, the Company's plan would allow for quarterly rate adjustments to reflect power supply cost changes and annual rate adjustments to reflect changes, within predetermined limits, from our allowed earnings level. The plan is designed to encourage efficiency in operations, and would replace the traditional ratemaking process. The Company cannot predict the outcome of this matter at this time.

Regulatory Accounting Under SFAS No. 71, the Company accounts for certain transactions in accordance with permitted regulatory treatment such that regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues. In the event that the Company no longer meets the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, the Company would be required to write off $19.0 million of regulatory assets (total regulatory assets of $48.7 million less pension and postretirement medical costs of $29.7 million), $11.0 million of other deferred charges - regulatory and $10.2 million of other deferred credits - regulatory. This would result in a total extraordinary charge to operations of $19.8 million pre-tax as of September 30, 2007. The Company would also be required to record pension and postretirement benefit costs of $29.7 million on a pre-tax basis to Accumulated Other Comprehensive Loss as a reduction in stockholder's equity, and would be required to determine any potential impairment to the carrying costs of deregulated plant. The primary components of Regulatory assets, Other deferred charges - regulatory and Other deferred credits - regulatory are shown in the table that follows (in thousands).

	September 30, 2007	December 31, 2006

Regulatory assets:*
Pension and postretirement medical costs - SFAS No. 158
Nuclear plant dismantling costs
Income taxes
Nuclear plant refueling outage costs - Millstone Unit #3
Asset retirement obligations
Other
Total regulatory assets

	$29,739 12,949 3,770 1,094 561 544 $48,657	$31,705 15,033 3,810 307 501 823 $52,179
Other deferred charges - regulatory: Vermont Yankee sale costs (tax) Unrealized loss on power contract derivatives Tree trimming, pole treating and other Total other deferred charges - regulatory	$3,130 7,456 457 $11,043	$3,130 7,997 1,000 $12,127
Page 12 of 31

Other deferred credits - regulatory:
Vermont utility overearnings 2001 - 2003
Asset retirement obligation - Millstone Unit #3
Environmental remediation
Vermont Yankee IRS settlement
Emission allowances and renewable energy credits
Unrealized gain on power contract derivatives
Other
Total other deferred credits - regulatory

	$1,921 3,061 1,797 816 693 1,281 623 $10,192	$4,803 3,055 1,648 1,088 924 - 1,169 $12,687

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

At September 30, 2007, the Company had $2.4 million of borrowings outstanding under the facility, included in Notes Payable on the Condensed Consolidated Balance Sheet, and $4.0 million of letters of credit. Interest on outstanding borrowings was 7.75 percent and a fee of 0.90 percent was paid on the outstanding letters of credit. At December 31, 2006 the only amounts outstanding under this facility were $4.5 million of letters of credit, which were canceled in the first quarter of 2007.

NOTE 6 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS

Components of net periodic benefit costs are as follows:
Pension Benefits	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net benefit costs include the following components
Service cost
Interest cost
Expected return on plan assets
Amortization of net actuarial loss
Amortization of prior service cost
Net periodic benefit cost
Less amounts capitalized
Net benefit costs expensed

	$888 1,561 (1,680) 146 100 1,015 164 $851	$922 1,493 (1,436) 196 100 1,275 267 $1,008	$2,664 4,683 (5,040) 438 300 3,045 516 $2,529	$2,766 4,479 (4,308) 588 300 3,825 673 $3,152
Postretirement Benefits	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net benefit costs include the following components
Service cost
Interest cost
Expected return on plan assets
Amortization of net actuarial loss
Amortization of transition obligation
Net periodic benefit cost
Less amounts capitalized
Net benefit costs expensed

	$145 377 (233) 263 64 616 99 $517	$177 424 (179) 398 64 884 185 $699	$435 1,131 (699) 789 192 1,848 313 $1,535	$531 1,272 (537) 1,194 192 2,652 466 $2,186

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Millstone Unit #3 The Company has a 1.73 percent joint-ownership interest in Millstone Unit # 3. As a joint owner, in which Dominion Nuclear Corporation ("DNC") is the lead owner with about 93.47 percent of the plant joint-ownership, the Company is responsible for its share of nuclear decommissioning costs. The Company has external trust funds dedicated to funding its joint-ownership share of future decommissioning costs. The Company has suspended contributions to the trust funds based on DNC's determination that the minimum NRC funding requirements are being met or exceeded. If a need for additional decommissioning funding is necessary, the Company will be obligated to resume contributions.

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

During Millstone Unit #3's scheduled refueling outage that began on April 7, 2007, DNC announced that it had discovered indications of cracking in the first stage of the high-pressure turbine. The plant resumed producing power for the grid on May 19, 2007. DNC has evaluated options ranging from replacing or repairing the turbine to continued use as is, and has determined that it will plan to repair the cracks during the next scheduled refueling outage in the fall of 2008. Based on DNC's estimated repair costs, the Company does not expect its share of the costs to be material.

Vermont Yankee The Company purchases its entitlement share of plant output through a Power Purchase Agreement ("PPA") between Entergy Nuclear Vermont Yankee, LLC ("ENVY") and VYNPC. ENVY has no obligation to supply energy to VYNPC over the amount the plant is producing, so entitlement holders receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating. The Company purchased replacement power adequate to meet most of its hourly load obligations during the plant's scheduled refueling outage that started on May 13 and ended on June 6, 2007. In the third quarter of 2007, the Vermont Yankee plant experienced a reduction in plant output or derate after the collapse of a cooling tower at the plant, and a two-day unplanned outage associated with a valve failure. The Company purchased replacement energy adequate to meet most of its hourly load obligations during this period.

In 2006, the Company purchased forced outage insurance to cover additional costs, if any, of obtaining replacement power from other sources if the Vermont Yankee plant experiences unplanned outages between January 1 and December 31, 2007. The coverage applies to unplanned outages of up to 30 consecutive calendar days per outage event, and provides for payment to the Company of the difference between the spot market price and $40/mWh. The total maximum coverage is $10.0 million, with a $1.0 million total deductible. There were no claims under this contract in the first nine months of 2007 because the cost of the unplanned outage was below the $1.0 million deductible.

In July 2007, the Company purchased outage insurance coverage for 2008 with terms that are similar to the outage insurance in place for 2007. The total maximum coverage is $12.0 million, with a $1.2 million total deductible. A small portion of the premium was paid in August with the remainder due in December 2007.

On September 13, 2007, the PSB issued an Order approving a March 16, 2006 settlement proposal reached by the Company, Green Mountain Power, ENVY and the Vermont Department of Public Service ("DPS") that resolves issues raised in a petition before the PSB regarding the Rate Payer Protection Proposal (outage protection related to the plant uprate). The PSB Order was subject to a 30-day appeal period, which ended on October 15, 2007 without appeal. The Company received settlement proceeds from ENVY of $1.5 million after the appeal period ended. The Company will record receipt of the settlement proceeds in the fourth quarter of 2007 and expects no material income statement impact as a result of the settlement.

The Company is a party to a PSB Docket that was opened in June 2006 to investigate whether the reliability of the increased plant output will be adversely affected by the operation of the plant's steam dryer. On September 18, 2006, the PSB issued an order requiring ENVY to provide additional ratepayer protections that would protect Vermont utilities and ratepayers if the plant is forced to reduce output because of uprate-related steam dryer problems. The DPS and ENVY reached an agreement in a compliance filing with the PSB, which will provide protections in the event of a steam dryer-related derate. The protections apply to incremental replacement power costs and would remain in effect for at least two months after the refueling outage during which the plant operates successfully with no steam dryer-related outages or derates. ENVY requested reconsideration of the PSB ruling. Reconsideration was denied and ENVY has appealed to the Vermont Supreme Court.

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

If the Vermont Yankee plant is shut down for any reason prior to the end of its operating license, the Company would lose the economic benefit of an energy volume equal to close to 50 percent of its total committed supply and have to acquire replacement power resources for approximately 40 percent of its estimated power supply needs. Based on projected market prices as of September 30, 2007, the incremental replacement cost of lost power, including capacity, is estimated to average $54 million annually. The Company is not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB will allow timely and full recovery of increased costs related to any such shutdown. However, an early shutdown could materially impact the Company's financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

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

In 1994, the Company negotiated a sellback arrangement whereby it received a reduction in capacity costs from 1995 to 1999. In exchange, Hydro-Quebec obtained two options. The first gives Hydro-Quebec the right, upon four years' written notice, to reduce capacity deliveries by 50 MW, including the use of a like amount of the Company's Phase I/II transmission facility rights. The second gives Hydro-Quebec the right, upon one year's written notice, to curtail energy deliveries in a contract year (12 months beginning November 1) from an annual capacity factor of 75 to 50 percent due to adverse hydraulic conditions as measured at certain agreed upon metering stations on regulated or unregulated rivers in Quebec. This second option can be exercised five times through October 2015. Hydro-Quebec has not yet exercised these options.

Based on elections made by the VJO in 2005 and 2006, purchases under the VJO Power Contract have been at an 80 percent capacity factor for the contract years beginning November 1, 2005 and 2006. After the contract year ending October 31, 2007, the annual capacity factor will be at 75 percent for the remainder of the contract, unless all parties to the contract agree to change it or there is a reduction due to the adverse hydraulic conditions described above. Total purchases under the VJO Contract amounted to $16.2 million for the third quarter and $48.8 million for the first nine months of 2007, and $16.4 million in the third quarter and $48.2 million in the first nine months of 2006.

Performance Assurance At September 30, 2007, the Company had posted $5.2 million of collateral under performance assurance requirements for certain of its power contracts as described below.

The Company is subject to performance assurance requirements for power purchase and sale transactions through ISO-New England under the Financial Assurance Policy for NEPOOL members. The Company is required to post collateral for all net purchase transactions. At September 30, 2007, the Company had posted $1.1 million of cash and a $3.0 million letter of credit under its revolving credit facility.

The Company is currently selling power in the wholesale market pursuant to contracts with third parties, and is required to post collateral under certain conditions defined in the contracts. At September 30, 2007, the Company had posted a $1.0 million letter of credit under its revolving credit facility.

The Company is subject to performance assurance for power purchase and sale transactions through ISO-New York. Activity in this market has been limited. At September 30, 2007, the Company had posted $0.1 million of collateral, which is included in Restricted Cash on the Condensed Consolidated Balance sheet.

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

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal. Later, the Company sited various operations there. Due to the existence of coal tar deposits, polychlorinated biphenyl contamination and the potential for off-site migration, the Company conducted studies in the late 1980s and early 1990s to quantify the potential costs to remediate the site. Investigation at the site has continued, including work with the State of Vermont to develop a mutually acceptable solution. In 2006, the Company updated its cost estimate of remediation for this site. The Company's liability for site remediation is expected to range from $2.3 million to $0.9 million. As of September 30, 2007, the Company has accrued $1.4 million representing the most likely cost of the remediation effort.

Brattleboro Manufactured Gas Facility: In the 1940s, the Company owned and operated a manufactured gas facility in Brattleboro, Vermont. The Company ordered a site assessment in 1999 at the request of the State of New Hampshire. In 2001, New Hampshire indicated that no further action was required, though it reserved the right to require further investigation or remedial measures. In 2002, the Vermont Agency of Natural Resources notified the Company that its corrective action plan for the site was approved. That plan is now in place. In 2006, the Company updated the cost estimate of remediation for this site. The Company's liability for site remediation is expected to range from $1.3 million to $0.1 million. As of September 30, 2007, the Company has accrued $0.6 million representing the most likely cost of the remediation effort.

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

The reserve for environmental matters described above amounted to $2.0 million as of September 30, 2007 and $2.1 million as of December 31, 2006. The current and long-term portions are included as liabilities on the Condensed Consolidated Balance Sheets. The reserve represents management's best estimate of the cost to remedy issues at these sites based on available information as of the end of the reporting period. To the Company's knowledge, there is no pending or threatened litigation regarding other sites with the potential to cause material expense. No government agency has sought funds from the Company for any other study or remediation.

The revised cost estimates for the Cleveland Avenue and Brattleboro sites resulted in a $3.2 million reduction in environmental reserves in the third quarter of 2006. At that time, the Company and DPS reached an agreement that a portion of the reduction in estimated remediation costs should be attributed to ratepayers, and that the Company should file an Accounting Order request with the PSB for approval of such treatment. The ratepayer portion, $1.6 million, is included in Other Deferred Credits - Regulatory on the Condensed Consolidated Balance Sheets. The PSB approved the Company's Accounting Order request in April 2007, subject to PSB review of the ratemaking treatment in the Company's pending rate proceeding.

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

(in thousands)
Three Months Ended September 30, 2007	CV-VT	Unregulated Companies	Reclassification & Consolidating Entries	Consolidated
Revenues from external customers Equity in earnings of affiliates Net income Total assets at September 30, 2007	$79,174 $1,521 $4,212 $495,752	$446 $- $109 $2,060	$(446) $- $- $(268)	$79,174 $1,521 $4,321 $497,544
2006
Revenues from external customers Equity in earnings of affiliates Net income Total assets at December 31, 2006	$79,912 $825 $6,914 $499,125	$463 $- $90 $2,314	$(463) $- $- $(501)	$79,912 $825 $7,004 $500,938

(in thousands)
Nine Months Ended September 30, 2007	CV-VT	Unregulated Companies	Reclassification & Consolidating Entries	Consolidated
Revenues from external customers Equity in earnings of affiliates Net income Total assets at September 30, 2007	$243,250 $4,812 $10,123 $495,752	$1,320 $- $425 $2,060	$(1,320) $- $- $(268)	$243,250 $4,812 $10,548 $497,544
2006
Revenues from external customers Equity in earnings of affiliates Net income Total assets at December 31, 2006	$241,159 $1,694 $11,412 $499,125	$1,382 $- $684 $2,314	$(1,382) $- $- $(501)	$241,159 $1,694 $12,096 $500,938

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

EXECUTIVE SUMMARY

Our core business is the Vermont electric utility business. We typically generate most of our earnings through retail electricity sales. We also sell excess power, if any, to third parties in New England and to ISO-New England. The resale revenue generated from these sales helps to mitigate our power supply costs, which comprise almost 60 percent of our annual operating expenses. The rates we charge for retail electricity sales are regulated by the Vermont Public Service Board ("PSB"). Fair regulatory treatment is fundamental to maintaining our financial stability. Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders, in order to attract capital.

Our consolidated earnings for the third quarter were $4.3 million or 41 cents per diluted share of common stock, and $10.5 million, or 99 cents per diluted share of common stock for the first nine months of 2007. This compares to consolidated earnings of $7.0 million, or 66 cents per diluted share of common stock for the third quarter, and $12.1 million, or $1.07 per diluted share of common stock for the first nine months of 2006. The primary drivers of the earnings variances for the third quarter and first nine months of 2007 are described in Results of Operations below.

We are continuing to focus on the following strategic financial initiatives:

  Restoring our corporate credit rating to investment-grade.
  Ensuring that our retail rates are set at levels to recover our costs of service. In May we filed a request for a 4.46 percent rate increase, and in August we filed an alternative regulation plan proposal for PSB approval. See Retail Rates below.
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

On January 12, 2007, the PSB issued an Order denying our Accounting Order request for recovery of $1.5 million of incremental replacement power costs associated with a 2005 Vermont Yankee refueling outage. Pursuant to the 2006 Rate Order, because the 4.07 percent rate increase included recovery of the incremental replacement power costs, we began deferring $1.5 million of revenue over two years, and will continue such deferral until our next rate proceeding, at which time the total amount deferred will be returned to customers. As of September 30, 2007, we deferred $0.6 million as a liability with an offsetting reduction in operating revenue.

On May 15, 2007, we filed a request for a 4.46 percent rate increase (additional revenue of about $12.4 million on an annual basis), to be effective February 1, 2008.  Our rate increase request reflects expected increases in operating costs including, among other things, purchased power and transmission costs and increases in return on rate base related to additional investments in our plant and Transco. In October 2007, we entered into settlement discussions with the DPS, including extension of the original schedule for the rate proceeding. We cannot predict the outcome of this rate proceeding or the settlement discussions at this time.

On August 31, 2007, we submitted an alternative regulation plan proposal for PSB approval. If approved, our plan would allow for quarterly rate adjustments to reflect power supply cost changes and annual rate adjustments to reflect changes, within predetermined limits, from our allowed earnings level. The plan is designed to encourage efficiency in operations, and would replace the traditional ratemaking process. We cannot predict the outcome of this matter at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows At September 30, 2007, we had cash and cash equivalents of $3.6 million included in total working capital of $2.5 million. At September 30, 2006, we had cash and cash equivalents of $3.3 million included in total working capital of $9.8 million. The primary components of cash flows from operating, investing and financing activities for both periods are discussed in more detail below.

Operating Activities: Operating activities provided $21.2 million in the first nine months of 2007. Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $25.0 million. The remaining change in operating activities was related to working capital and other items that used $3.8 million. This primarily included employee benefit funding of $8.6 million, of which $6.6 million was used for pension and postretirement medical trust fund contributions. This was offset by the favorable impact of $3.5 million from decreased special deposits and restricted cash used to meet performance assurance requirements for certain power contracts because we replaced cash deposited to meet collateral requirements with $4.0 million of letters of credit.

During the first nine months of 2006, Operating activities provided $25.0 million. Net income, when adjusted for depreciation, amortization, deferred income tax and other items provided $29.1 million. The remaining change in operating activities was related to working capital and other items that used $4.1 million. This was largely due to $27.7 million of employee benefit funding, including $25.7 million of pension and postretirement medical trust fund contributions, offset by a decrease of $19.0 million in collateral requirements under certain power contracts.

Investing Activities: Investing activities used $16.5 million in the first nine months of 2007, including $16.7 million for construction and plant expenditures, partially offset by $0.2 million from other investments. During 2006, Investing activities provided $30.2 million, including $69.0 million in proceeds from net sales and maturities of available-for-sale securities. We sold about $50.0 million of available-for-sale securities for the purchase of shares of our common stock through our tender offer that concluded in April 2006. We used $15.1 million for construction expenditures and $23.3 million for our investment in Transco.

Financing Activities: Financing activities used $3.9 million in the first nine months of 2007. This was from $7.3 million for dividends paid on common and preferred stock and $0.7 million for capital lease payments. These items were partially offset by $2.4 million net increased borrowings under the revolving credit facility and $1.3 million of stock issuance proceeds resulting from exercised stock options and the dividend reinvestment program. During 2006, Financing activities used $58.4 million, including $51.2 million for the tender offer, $8.0 million for dividends paid on common and preferred stock and $0.8 million for capital lease payments. These items were partially offset by $1.2 million from stock issuance proceeds resulting from stock option exercises.

Transco Based on current projections, Transco expects to need additional capital over the 2007 to 2010 timeframe, but its projections are subject to change based on a number of factors, including revised construction project estimates, timing of regulatory project approvals, and desired changes in its equity-to-debt ratio. While we have no obligation to make additional investments in Transco, we continue to evaluate investment opportunities on a case-by-case basis. Based on Transco's current projections we could have an opportunity to make additional investments of up to $65.0 million in the fourth quarter of 2007, but the timing and amount depend on Transco's regulatory schedule and the amounts invested by other owners. On October 30, 2007, Transco received PSB approval to issue up to approximately $114.0 million of equity.

We are currently considering issuance of unsecured subordinated debt to fund the fourth quarter 2007 investment, but any investments that we make in Transco are subject to available capital and appropriate regulatory approvals.

Cash Flow Risks We believe that cash on hand, cash flow from operations and our $25.0 million credit facility will be sufficient to fund our business over the next year. Based on our current cash forecasts, we believe the borrowing capacity under the credit facility will provide sufficient liquidity over this time period. However, an extended unplanned Vermont Yankee plant outage or similar event could significantly impact our liquidity due to the potentially high cost of replacement power and performance assurance requirements arising from purchases through ISO-New England or third parties. In the event of an extended Vermont Yankee plant outage, we could seek emergency rate relief from our regulators. Other material risks to cash flow from operations include: loss of retail sales revenue from unusual weather; slower-than-anticipated load growth and unfavorable economic conditions; increases in net power costs largely due to lower-than-anticipated margins on sales revenue from excess power or an unexpected power source interruption; required prepayments for power purchases; and increases in performance assurance requirements.

Financing
Credit Facility:  We have a three-year $25.0 million unsecured revolving-credit facility with a lending institution pursuant to a Credit Agreement dated October 21, 2005. We make periodic short-term borrowings under the revolving credit facility to manage our working capital requirements. In September, $2.4 million was outstanding under this facility and letters of credit totaling $4.0 million were outstanding under the facility to support certain power-related performance assurance requirements.

Letters of Credit:  In addition to the letters of credit we issued under the credit facility, we have three outstanding secured letters of credit issued by one bank, totaling $16.9 million in support of three separate issues of industrial development revenue bonds totaling $16.3 million. These letters of credit, which expire on November 30, 2007, have been extended by the bank to November 30, 2008. The letters of credit are secured under our first mortgage indenture. At September 30, 2007, there were no amounts drawn under these letters of credit.

Covenants:  At September 30, 2007, we were in compliance with all financial and non-financial covenants related to our various debt agreements, articles of association, letters of credit and credit facility.

Performance Assurance At September 30, 2007, we had posted $5.2 million of collateral under performance assurance requirements for certain of our power contracts, of which $4.0 million was in the form of letters of credit and the remainder was in cash. We are subject to performance assurance requirements for power purchase and sale transactions through ISO-New England under the Financial Assurance Policy for NEPOOL members. Our credit limit with ISO-New England is zero and we are required to post collateral for all net purchase transactions. We are subject to performance assurance requirements for power purchase and sale transactions through ISO-New York, but activity in this market has been limited. Additionally, we are currently selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

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

Dividend Reinvestment Plan Our Dividend Reinvestment Plan was reinstated in April 2007. At that time, we elected to change the source of common shares to meet reinvestment needs under the Plan from open market purchases to Original Issue shares. In July 2007, we began using Treasury shares to meet reinvestment needs under the Plan. These elections are expected to result in additional cash flow of $1.0 million to $2.0 million annually.

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

Regulatory Accounting We prepare our financial statements in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS No. 71") for our regulated business. The application of SFAS No. 71 results in differences in the timing and recognition of certain revenues and expenses from those of other businesses and industries. We continuously review regulatory assets and other deferred charges to assess ultimate recoverability through retail rates. Based on a current evaluation of the factors and conditions expected to affect future cost recovery, we believe future recovery of regulatory assets is probable. In the event that we determine our regulated operations no longer meet the criteria under SFAS No. 71 and there is not a rate mechanism to recover these costs, we would be required to write off, as an extraordinary charge to operations, net regulatory assets of $19.8 million on a pre-tax basis as of September 30, 2007. We would also be required to record pension and postretirement medical benefit costs of $29.7 million on a pre-tax basis to Accumulated Other Comprehensive Loss as a reduction in stockholder's equity, and would be required to determine any potential impairment to the carrying costs of deregulated plant. Risks associated with recovery of regulatory assets relate to potentially adverse legislation, and judicial or regulatory actions in the future.

Derivative Financial Instruments We have several power contracts that are derivatives. We enter into forward sale contracts to reduce price volatility, since our long-term power forecasts show energy purchases and production in excess of load requirements. We enter into forward purchase contracts for replacement power energy during Vermont Yankee scheduled refueling outages. The estimated fair values of power contract derivatives are based on over-the-counter quotations or broker quotes at the end of the reporting period, except for one long-term purchase contract that allows the seller to repurchase specified amounts of power with advance notice (Hydro-Quebec Sellback #3), which is valued using a binomial tree model and quoted market data when available, along with appropriate valuation methodologies.

At December 31, 2006, the estimated fair value of power contract derivatives was an unrealized loss of $8.0 million. During the first nine months of 2007 we entered into several additional forward power contracts that are derivatives. At September 30, 2007, the estimated fair value of all power contract derivatives was a net unrealized loss of $6.2 million ($7.5 million unrealized loss and $1.3 million unrealized gain). Based on a PSB-approved Accounting Order, we record the change in fair value of power contract derivatives as deferred charges or deferred credits on the balance sheet, depending on whether the fair value is an unrealized loss or gain. The corresponding offsets are recorded as current and long-term assets or liabilities depending on the duration.

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

In the second quarter of 2007, management determined that it would file amended returns for the 2003 through 2006 tax years requesting refunds totaling $3.0 million. We have categorized the tax position taken in the amended returns as more-likely-than-not to be sustained upon examination based on its technical merits, and recorded a $1.4 million FIN 48 liability in the second quarter of 2007. The FIN 48 liability was reduced by $0.2 million during the third quarter of 2007 due to a true-up of the benefits previously recorded with the filed returns. Because of the impact of deferred tax accounting, if this item were to be disallowed, there would be no impact on the effective tax rate.

RESULTS OF OPERATIONS

The following is a detailed discussion of the results of operations for the third quarter and first nine months of 2007. This should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein.

Net income for the third quarter of 2007 decreased $2.7 million, or 25 cents per diluted share of common stock, compared to the third quarter of 2006. Net income for the first nine months of 2007 decreased $1.6 million, or 8 cents per diluted share of common stock, compared to the first nine months of 2006. The table below provides a reconciliation of the primary year-over-year variances in diluted earnings per share.
2007 vs. 2006
Three Months Ended September 30	Nine Months Ended September 30

2006 Earnings per diluted share

Year-over-Year Effects on Earnings (a):
   Higher retail revenues - 4.07 percent rate increase Jan. 1, 2007
   (Lower) higher retail revenues - primarily volume
   Lower purchased power costs
   Higher equity in earnings
   Lower resale sales
   Higher maintenance costs - primarily 2007 major storms
   Higher transmission costs
   2006 reversal of environmental reserves
   Other

2007 Earnings per diluted share

$0.66 ..15 (.01) ..18 ..06 (.18) (.13) (.14) (.09) (.09) $0.41	$1.07 ..47 ..27 ..37 ..27 (.62) (.32) (.21) (.09) (.22) $0.99

(a) The favorable impact of the April 06 common stock buyback (4 cents in the third quarter and 7 cents in the first nine months of 2007) are included in the individual EPS variances and not shown separately in the table above.

Operating Revenues Operating revenues and related mWh sales are summarized below.
	Three Months Ended September 30,				Nine Months Ended September 30,
	Revenue (in thousands)		mWh Sales		Revenue (in thousands)		mWh Sales
	2007	2006	2007	2006	2007	2006	2007	2006
Residential Commercial Industrial Other Total retail sales Resale sales Provision for rate refund Other operating revenues Total operating revenues	$32,539 27,765 8,275 474 $69,053 8,030 (187) 2,278 $79,174	$30,955 27,207 7,882 449 66,493 11,298 - 2,121 $79,912	235,029 230,809 100,557 1,603 567,998 148,246 - - 716,244	236,102 236,918 101,686 1,547 576,253 236,231 - - 812,484	$100,988 80,528 26,834 1,386 209,736 27,681 (560) 6,393 $243,250	$92,856 76,790 25,764 1,331 196,741 38,593 - 5,825 $241,159	744,723 664,618 320,396 4,710 1,734,447 508,525 - - 2,242,972	717,584 662,473 318,138 4,598 1,702,793 763,850 - - 2,466,643

Operating revenue decreased $0.7 million in the third quarter and increased $2.1 million in the first nine months of 2007 compared to the same periods in 2006 due to the following:

  Retail sales increased $2.6 million in the third quarter and $13.0 million in the first nine months of 2007 resulting from a 4.07 percent retail rate increase as of January 1, 2007 and higher sales volume. The rate increase added $2.7 million to retail sales revenues in the third quarter and $8.3 million in the first nine months of 2007. Retail sales volume decreased during the third quarter of 2007 compared to the same period in 2006 largely due to cooler weather, but the decrease was offset by higher unit prices partially attributed to a rate redesign effective July 1, 2007, which is revenue neutral on a 12 month basis. Retail sales volume increased during the first nine months of 2007 largely due to an increase in the number of customers resulting from small service territory acquisitions in the second half of 2006 and customer growth in our service territory.
  Resale sales decreased $3.3 million in the third quarter and $10.9 million in the first nine months of 2007 resulting from less excess power available for resale and lower average market prices compared to the same period in 2006. The third quarter 2007 decrease in excess power available for resale resulted from decreased Vermont Yankee purchases due to a derate and unplanned outage during the third quarter of 2007, and lower output from Independent Power Producers. During the first nine months of 2007 this also included second-quarter 2007 scheduled refueling outages at Vermont Yankee and Millstone Unit #3 and increased retail sales volume. The third quarter of 2006 included $4.1 million and the first nine months included $8.4 million for the resale of Vermont Yankee uprate energy as described in Purchased Power below.
  The provision for rate refund decreased revenue by $0.2 million in the third quarter and $0.6 million in the first nine months of 2007. This is related to amounts included in the 4.07 percent rate increase to be refunded to customers because the PSB disallowed our request to recover $1.5 million over two years for Vermont Yankee 2005 incremental refueling costs.
  Other operating revenues increased $0.2 million in the third quarter and $0.6 million in the first nine months of 2007 largely due to revenue from the sale of additional transmission capacity on our share of Phase I/II transmission facility rights, offset by revenue of $0.5 million for mutual aid work that we performed for other utilities in the third quarter of 2006. We expect the sale of Phase I/II transmission facility rights, which extends from April to December, to add about $1.3 million to transmission revenue in 2007.

Operating Expenses  Operating expenses increased $1.9 million in the third quarter and $4.6 million in the first nine months of 2007 compared to 2006. The variances in income statement line items that comprise operating expenses on the Condensed Consolidated Statements of Income are described below.

Purchased Power:  Purchased power expense and related mWh purchases are summarized below.
Three Months Ended September 30,				Nine Months Ended September 30,
Purchases (in thousands)		mWh Purchases		Purchases (in thousands)		mWh Purchases
2007	2006	2007	2006	2007	2006	2007	2006

VYNPC (a)
Hydro-Quebec
Independent Power Producers
  Subtotal long-term contracts
Other purchases
SFAS No. 5 loss amortizations
Maine Yankee, Connecticut
  Yankee and Yankee Atomic
Other
Total purchased power

$13,191 16,185 3,696 33,072 4,854 (299) 611 (185) $38,053	$19,575 16,430 4,106 40,111 (405) (299) 1,540 231 $41,178	317,974 249,568 30,948 598,490 77,007 - - - 675,497	453,160 262,891 36,997 753,048 5,902 - - - 758,950	$40,252 48,841 16,050 105,143 14,698 (897) 1,996 (808) $120,132	$54,978 48,228 17,058 120,264 2,247 (897) 4,447 588 $126,649	971,685 758,051 124,748 1,854,484 207,252 - - - 2,061,736	1,300,412 751,577 143,409 2,195,398 34,543 - - - 2,229,941
(a) Nine months ended September 30, 2007 and 2006 includes $0.5 million for our share of nuclear insurance settlements deferred per a PSB Order.

Purchased power costs decreased $3.1 million in the third quarter and $6.5 million in the first nine months of 2007 compared to the same periods in 2006 due to the following:

  Purchased power costs under long-term contracts decreased $7.0 million in the third quarter and $15.1 million in the first nine months of 2007 primarily resulting from a decrease in purchases from VYNPC due to a third quarter 2007 derate and unplanned outage and a second-quarter 2007 scheduled refueling outage versus full production during the same periods in 2006. Also in 2006, we were required to purchase additional Vermont Yankee uprate power at market prices, totaling about $4.1 million in the third quarter and $8.4 million in the first nine months of 2006. That power was resold in the wholesale energy markets as described in Revenue above. Purchases from Independent Power Producers, most of which are hydro facilities, decreased resulting from less rainfall, partly offset by an increase in average rates. Purchases from Hydro-Quebec decreased slightly during the third quarter and increased during the first nine months of 2007 because the deliveries are scheduled at times of higher market prices.
  Other purchases increased $5.2 million in the third quarter and $12.5 million in the first nine months of 2007 resulting from replacement energy purchased during the Vermont Yankee outages and derate describe above, and less power available from our joint and wholly owned units including a second-quarter 2007 scheduled refueling outage at Millstone Unit #3 and lower output from our hydro facilities.
  Power costs associated with our ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic decreased $0.9 million in the third quarter and $2.5 million in the first nine months of 2007 resulting from lower collection schedules for Connecticut Yankee and Yankee Atomic decommissioning activities which are nearly complete.
  Other costs decreased $0.4 million in the third quarter and $1.4 million in the first nine months of 2007 primarily resulting from accounting deferrals and amortizations related to Millstone Unit #3 scheduled refueling outages. Based on approved regulatory accounting treatment, we defer the incremental energy costs related to scheduled refueling outages and amortize those costs until the next scheduled refueling outage.

Production: Production operation costs increased $0.4 million in the third quarter and $1.1 million in the first nine months of 2007 resulting from premium expense for Vermont Yankee outage insurance ($1.5 million amortized over 12 months beginning January 1, 2007).

Transmission - affiliates: These expenses represent our share of the net cost of service of Transco as well as some direct charges for facilities that we rent. Transco allocates its monthly cost of service through the Vermont Transmission Agreement ("VTA"), net of NEPOOL Open Access Transmission Tariff ("NOATT") reimbursements and certain direct charges. The NOATT is the mechanism through which the costs of New England's high-voltage (so-called PTF) transmission facilities are collected from load-serving entities using the system and redistributed to the owners of the facilities, including Transco. These expenses increased $2.1 million in the third quarter and $2.2 million in the first nine months of 2007 primarily from higher rates, and lower reimbursements under NOATT. In the third quarter of 2006, Transco's NOATT reimbursements were higher than its cost of service, partly due to the inclusion of the Northwest Reliability Project in reimbursements. Our share amounted to a $2.0 million reimbursement, which was recorded as a reduction in transmission expense for the third quarter of 2006.

Transmission - other: The majority of these expenses are for purchases of regional transmission service under the NOATT and charges for the Phase I and II transmission facilities. These expenses increased $0.3 million in the third quarter and $1.3 million in the first nine months of 2007 primarily from higher rates and overall transmission expansion in New England, partially offset by lower depreciation expense because the Phase I facility was fully depreciated in 2006.

Other operation: These expenses are related to operating activities such as customer accounting, customer service, administrative and general activities, regulatory deferrals and amortizations, and other operating costs incurred to support our core business. Other operation expenses increased $2.7 million in the third quarter and $4.1 million in the first nine months of 2007 resulting from: 1) a third-quarter 2006 reduction in environmental reserves based on revised cost estimates; 2) higher bad debt expense related to a customer bankruptcy and, in 2006, recovery of a previous charge-off; 3) higher incentive compensation accruals; and 4) higher other costs, including professional services. These were partially offset by lower pension and postretirement medical costs primarily due to additional contributions to the trust funds in March 2006, and lower external audit fees.

Maintenance: These expenses are associated with maintaining our electric distribution system and include costs from our jointly owned generating and transmission facilities. The increase of $2.3 million in the third quarter and $5.4 million in the first nine months of 2007 was primarily related to storm restoration costs resulting from a major storm in April 2007 and storms in August 2007.

Income tax expense (benefit): Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

Other Income and Other Deductions These items are related to the non-operating activities of our utility business and the operating and non-operating activities of our non-regulated businesses through Catamount Energy Resources ("CRC"). CRC's earnings were $0.1 million in the third quarter and $0.4 million in the first nine months of 2007 compared to $0.1 million in the third quarter and $0.7 million in the first nine months of 2006. The variances in income statement line items that comprise other income and other deductions on the Condensed Consolidated Statements of Income are described below.

Equity in earnings: Equity in earnings increased $0.7 million in the third quarter and $3.1 million in the first nine months of 2007, principally from our investment in Transco.

Other income: Other income decreased $1.7 million in the first nine months of 2007. This resulted primarily from two favorable items in 2006 including interest earned on cash proceeds from CRC's December 2005 sale of Catamount Energy Corporation and a gain on the sale of non-utility property. There were no significant variances for the third quarter of 2007.

Other deductions: Other deductions increased $0.1 million in the third quarter and decreased $0.3 million in the first nine months of 2007. There were no significant variances for the third quarter or first nine months of 2007.

Benefit (provision) for income taxes:  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

POWER SUPPLY AND TRANSMISSION MATTERS

Power Supply Risks Our material power supply contracts are with Hydro-Quebec and VYNPC. These contracts comprise the majority of our total annual energy (mWh) purchases. The contract for power purchases from VYNPC ends in 2012, and deliveries under the contract with Hydro-Quebec end in 2016 with the level of deliveries beginning to decrease in 2012. These contracts are described in Note 7 - Commitments and Contingencies.

In January 2006, ENVY submitted a renewal application with the NRC for a 20-year extension of the Vermont Yankee plant operating license. ENVY will also need approval of the PSB to continue to operate beyond 2012. At this time, ENVY has not received approvals for the license extension, but in April 2007 it initiated a 30-day exclusive negotiation period required by the original 2002 Vermont Yankee Memorandum of Understanding with the State of Vermont, for potential power purchases by the VYNPC sponsor companies, including us, in the plant's post-March 2012 life extension period. While the 30-day exclusive negotiation period has ended, we are continuing to participate in negotiations for a power contract beyond 2012 and cannot predict the outcome at this time.

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

There is also a risk that the Vermont Yankee plant could be shut down earlier than expected if ENVY determines that it is not economical to continue operating the plant. An early shut down would cause us to lose the economic benefit of an energy volume equal to close to 50 percent of our total committed supply and we would have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs. Based on projected market prices as of September 30, 2007, the incremental cost of replacement power, including capacity, is estimated to average $54 million annually. We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB will allow timely and full recovery of increased costs related to any such shutdown. However, an early shutdown could materially affect our financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

Power Supply Management We have entered into several forward sale contracts since January 1, 2007 due to forecasted energy excess during 2007 and 2008. The contracts vary from one to eight months in duration and deliveries vary from 10 MW to 65 MW depending upon our forecast energy excesses in the on-peak and off-peak periods of each month. Some of the forward sale contracts are contingent on Vermont Yankee plant output, eliminating the risks related to sourcing the sale if Vermont Yankee is not operating. Others are firm, thus potentially exposing us to the risk of market price volatility if we are not able to source the contracts with existing resources. Our main supply risk is with Vermont Yankee, and we have outage insurance through December 2008 to mitigate the market price risk during an unplanned outage through that time. In June 2007 we also entered into a forward contract for the purchase of replacement power during the scheduled Vermont Yankee plant outage in late 2008.

The outage insurance for 2007 applies to unplanned Vermont Yankee plant outages of up to 30 consecutive calendar days per outage event, and provides for payment to us of the difference between the spot market price and $40/mWh. The total maximum coverage is $10.0 million, with a $1.0 million total deductible. In 2006, we paid a premium of about $1.3 million for this insurance coverage. There were no claims under this insurance contract during the first nine months of 2007. In July 2007, we purchased outage insurance coverage for 2008 with terms that are similar to the outage insurance in place for 2007. The total maximum coverage is $12.0 million, with a $1.2 million total deductible. A small portion of the premium was paid in August with the remainder due in December 2007.

In the third quarter of 2007, the Vermont Yankee plant experienced a reduction in plant output, or derate, after the collapse of a cooling tower at the plant, and a two-day unplanned outage associated with a valve failure. We purchased replacement energy adequate to meet most of our hourly load obligations during this period. The derate and unplanned outage increased our net power costs by about $1.0 million in the third quarter of 2007 through increased purchased power expense and decreased operating revenues due to reduced resale sales. The estimate includes a $0.3 million reduction in purchased power expense due to application of the regulatory liability established for the difference in the premium we paid for Vermont Yankee forced outage insurance and amounts currently collected in retail rates.

Some of the forward power contracts that we enter into are derivatives and therefore the fair value is recorded on the balance sheet. Based on PSB-approved regulatory accounting treatment, changes in the fair value are not included on our income statement. Also see Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

Millstone Unit #3 We have a 1.73 percent joint-ownership interest in Millstone Unit # 3. Dominion Nuclear Corporation ("DNC") is the lead owner with about 93.47 percent of the plant joint-ownership. During Millstone Unit #3's scheduled refueling outage that began on April 7, 2007, DNC announced that it had discovered indications of cracking in the first stage of the high-pressure turbine. The plant resumed producing power for the grid on May 19, 2007. DNC has evaluated options ranging from replacing or repairing the turbine to continued use as is, and has determined that it will plan to repair the cracks during the next scheduled refueling outage in the fall of 2008. Based on DNC's estimated repair costs, we do not expect our share of the costs to be material.

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

In October 2007, DNC filed an application with the NRC for a 7 percent uprate at Millstone Unit #3. If approved, we will be responsible for our share of the costs associated with the uprate and will also receive our share of additional power resulting from the uprate. The incremental cost of the uprate is expected to be below current market rates for the incremental power.

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic. All of these nuclear plants have been permanently shut down and have completed or are nearing completion of decommissioning. We are responsible for paying our equity ownership percentage of decommissioning costs and all other costs for these plants. At September 30, 2007, the Company had regulatory assets of $2.5 million related to Maine Yankee, $7.4 million related to Connecticut Yankee and $3.0 million related to Yankee Atomic. These estimated costs are being collected from customers through existing retail rate tariffs. These amounts are recorded as nuclear decommissioning liabilities (current and non-current) on the balance sheet with a corresponding regulatory asset. We adjust associated regulatory assets and nuclear decommissioning liabilities when revised estimates are provided.

In August 2007 the NRC amended Yankee Atomic's operating license. This amendment reduced the size of the licensed property to include only the land immediately around the Independent Spent Fuel Storage Installation. Yankee Atomic remains responsible for safe storage of the plant's spent nuclear fuel and waste at the Independent Spent Fuel Storage Installation until the United States Department of Energy meets its obligation to remove the material from the site. Yankee Atomic is also required to maintain $100 million in nuclear liability insurance coverage for the facility.

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

New England Wholesale Energy Markets In December 2006, ISO-New England implemented a new market mechanism referred to as the Forward Capacity Market ("FCM") to compensate owners of new and existing generation capacity, including demand reduction. ISO-New England believes that higher capacity payments in constrained areas will encourage the development of new generation where needed. Capacity requirements for load-serving entities, including us, are based on each entity's proportionate share of ISO-New England's prior year coincident peak demand. Based on current projections, we expect the FCM rules will result in an average capacity deficiency of about 35 MW for the rest of 2007, possibly increasing thereafter. Based on specified rates through May 2010, we expect net FCM charges of about $0.3 million for the remainder of 2007 and $1.5 million or more in 2008 and 2009.

We continue to monitor potential changes to the rules in the wholesale energy markets in New England. Such changes could have a material impact on power supply costs.

Transmission As a load-serving entity, we are required to share the costs related to the region's high voltage transmission system through payments made under NOATT. Our allocation of NOATT costs, based on our percentage of network load, is a small fraction of New England's obligation. While this regional cost-sharing approach reduces our costs related to qualifying Vermont transmission upgrades, we pay a share of the costs for new and existing NOATT-qualifying facilities located elsewhere in New England.

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

Transmission services provided by Transco are billed to us under the 1991 Transmission Agreement also referred to as the Vermont Transmission Agreement ("VTA"). We and all other Vermont electric utilities are parties to the VTA. In June 2007, FERC issued an Order combining three FERC filings related to the VTA, including a request by five municipal utilities for FERC approval to withdraw from the VTA and take transmission service under a different tariff, and requests by Transco for revisions to the VTA. Hearings on these proceedings are scheduled to begin in January 2008. Additionally, the parties to these proceedings, including us, have and continue to participate in settlement negotiations. We are not able to predict the outcome of this matter at this time.

ENERGY POLICY INITIATIVES

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

While provisions of recently passed laws are now being implemented, there is continued interest in new policies designed to reduce electricity consumption, promote renewable energy and reduce greenhouse gas emissions. Many governmental and non-governmental organizations are pursuing aggressive policies to reduce the emission of greenhouse gases in response to concerns about climate change. In May, the Vermont Legislature passed an energy bill, but it was vetoed by the governor and the veto was sustained during a special legislative session. We expect continued discussion of these matters during the remaining months of 2007, both informally and formally. Furthermore, we are monitoring regional and federal proposals that may have an impact on our operations.

A broad public engagement process led by the DPS has begun in an effort to better understand Vermonters' views on energy issues. The process includes a series of meetings across the state, during which members of the public can voice their concerns and interests, and vote on future energy choices. There will also be an extensive, two-day event with randomly selected

Vermonters, who will receive a detailed overview of the issues and competing interests prior to voting. A report on this public input is expected to be presented by the DPS to the Vermont Legislature, the governor and state utilities in December 2007.

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

At September 30, 2007, we had power contract derivatives with a total net estimated fair value of an unrealized loss of $6.2 million. Based on PSB-approved regulatory accounting treatment, changes in the fair value of derivatives are recorded on the balance sheet and do not impact our income statement. Summary information related to the fair value of these derivatives is shown in the table below (in thousands):
	Forward Sale Contracts	Forward Purchase Contracts	Hydro-Quebec Sellback #3

Total fair value at December 31, 2006 - unrealized loss
   Change in fair value, including amounts settled
  Fair value of new derivatives - net unrealized gain (loss)
Total fair value at September 30, 2007 - unrealized loss, net

	$(3,962) 1,926 205 $(1,831)	$(304) 339 (502) $(467)	$(3,731) (145) - $(3,876)
Source	Over-the-counter- quotations	Over-the-counter- quotations	Quoted market data & valuation methodologies
Estimated fair value for changes in projected market price: 10 percent increase 10 percent decrease	$(5,462) $1,800	$56 $(990)	$(8,252) $(1,481)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures As of the quarter ended September 30, 2007, our management, with participation from the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated  November 5, 2007

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