Form 10-Q
period 2008-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2008-05-09
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8222 Central Vermont Public Service Corporation (Exact name of registrant as specified in its charter)

Vermont (State or other jurisdiction of incorporation or organization)	03-0111290 (IRS Employer Identification No.)
77 Grove Street, Rutland, Vermont (Address of principal executive offices)	05701 (Zip Code)
Registrant's telephone number, including area code 802-773-2711
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of April 30, 2008 there were outstanding 10,332,183 shares of Common Stock, $6 Par Value.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31
	2008	2007
Operating Revenues	$91,224	$86,696

Operating Expenses
Purchased Power - affiliates	16,468	16,138
Purchased Power	26,438	26,122
Production	3,342	3,139
Transmission - affiliates	3,389	1,497
Transmission - other	4,474	4,187
Other operation	14,745	13,788
Maintenance	6,169	5,457
Depreciation	3,869	3,739
Taxes other than income	4,039	3,728
Income tax expense	1,859	2,838
Total Operating Expenses	84,792	80,633

Utility Operating Income	6,432	6,063

Other Income
Equity in earnings of affiliates	4,185	1,702
Allowance for equity funds during construction	17	17
Other income	767	1,067
Other deductions	(1,308)	(593)
Income tax expense	(1,425)	(526)
Total Other Income	2,236	1,667

Interest Expense
Interest on long-term debt	1,937	1,799
Other interest	831	230
Allowance for borrowed funds during construction	(8)	(5)
Total Interest Expense	2,760	2,024

Net Income	5,908	5,706
Dividends declared on preferred stock	92	92
Earnings available for common stock	$5,816	$5,614

Per Common Share Data:
Basic earnings per share	$0.57	$0.55
Diluted earnings per share	$0.56	$0.55

Average shares of common stock outstanding - basic	10,275,505	10,135,481
Average shares of common stock outstanding - diluted	10,377,034	10,240,602

Dividends declared per share of common stock	$0.46	$0.46
The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)
	Three months ended March 31
	2008	2007

Net Income	$5,908	$5,706

Other comprehensive income, net of tax:

Defined benefit pension and postretirement medical plans:
Portion reclassified through amortizations, included in benefit costs and recognized in net income:
Actuarial losses, net of income taxes of $0 and $3	1	5
Prior service cost, net of income taxes of $3 and $2	2	3
	3	8
Portion reclassified due to adoption of SFAS 158 measurement provision, included in retained earnings:
Prior service cost, net of income taxes of $2 and $0	4	-
	4	-

Comprehensive income adjustments	7	8

Total comprehensive income	$5,915	$5,714

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Utility plant
Utility plant, at original cost	$540,850	$538,229
Less accumulated depreciation	238,236	235,465
Utility plant, at original cost, net of accumulated depreciation	302,614	302,764
Property under capital leases, net	6,564	6,788
Construction work-in-progress	12,587	9,611
Nuclear fuel, net	1,063	1,105
Total utility plant, net	322,828	320,268

Investments and other assets
Investments in affiliates	96,427	93,452
Non-utility property, less accumulated depreciation
($3,683 in 2008 and $3,681 in 2007)	1,635	1,646
Millstone decommissioning trust fund	5,299	5,645
Other	6,884	7,504
Total investments and other assets	110,245	108,247

Current assets
Cash and cash equivalents	6,365	3,803
Restricted cash	-	62
Special deposits	-	1,000
Accounts receivable, less allowance for uncollectible accounts
($2,032 in 2008 and $1,751 in 2007)	26,898	24,086
Accounts receivable - affiliates, less allowance for uncollectible accounts
($48 in 2008 and $48 in 2007)	63	254
Unbilled revenues	15,566	17,665
Materials and supplies, at average cost	5,330	5,461
Prepayments	5,488	8,942
Deferred income taxes	5,887	3,638
Power-related derivatives	934	707
Other current assets	1,160	1,081
Total current assets	67,691	66,699

Deferred charges and other assets
Regulatory assets	32,175	31,988
Other deferred charges - regulatory	13,074	8,988
Other deferred charges and other assets	3,909	4,124
Total deferred charges and other assets	49,158	45,100

TOTAL ASSETS	$549,922	$540,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31, 2008	December 31, 2007
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized, 12,547,776 issued and 10,329,013 outstanding at March 31, 2008 and 12,474,687
issued and 10,244,559 outstanding at December 31, 2007	$75,287	$74,848
Other paid-in capital	57,086	56,324
Accumulated other comprehensive loss	(371)	(378)
Treasury stock, at cost, 2,218,763 shares at March 31, 2008 and
2,230,128 shares at December 31, 2007	(50,476)	(50,734)
Retained earnings	109,787	108,747
Total common stock equity	191,313	188,807
Preferred and preference stock not subject to mandatory redemption	8,054	8,054
Preferred stock subject to mandatory redemption	1,000	2,000
Long-term debt	112,950	112,950
Capital lease obligations	5,665	5,889
Total capitalization	318,982	317,700

Current liabilities
Current portion of preferred stock subject to mandatory redemption	1,000	1,000
Current portion of long-term debt	3,000	3,000
Accounts payable	5,087	6,253
Accounts payable - affiliates	11,473	13,205
Notes payable	63,800	63,800
Dividends payable	2,363	-
Nuclear decommissioning costs	2,150	2,309
Power-related derivatives	7,159	3,225
Other current liabilities	22,339	20,761
Total current liabilities	118,371	113,553

Deferred credits and other liabilities
Deferred income taxes	35,873	33,666
Deferred investment tax credits	3,246	3,341
Nuclear decommissioning costs	9,172	9,580
Asset retirement obligations	3,248	3,200
Accrued pension and benefit obligations	21,699	19,874
Power-related derivatives	5,201	4,592
Other deferred credits - regulatory	9,771	9,395
Other deferred credits and other liabilities	24,359	25,413
Total deferred credits and other liabilities	112,569	109,061

Commitments and contingencies

TOTAL CAPITALIZATION AND LIABILITIES	$549,922	$540,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Three months ended March 31
	2008	2007
Cash flows provided (used) by:
OPERATING ACTIVITIES
Net income	$5,908	$5,706
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in earnings of affiliates	(4,185)	(1,702)
Distributions received from affiliates	1,330	1,353
Depreciation	3,869	3,739
Deferred income taxes and investment tax credits	(200)	(350)
Non-cash employee benefit plan costs	1,445	1,811
Regulatory and other amortization, net	149	(11)
Other non-cash expense, net	1,368	896
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(1,350)	1,426
Decrease in accounts payable	(2,052)	(2,149)
Increase in accrued income taxes	3,098	3,709
Decrease in other current assets	702	550
Decrease (increase) in special deposits and restricted cash for power collateral	62	(1,937)
Employee benefit plan funding	(586)	(618)
Increase in other current liabilities	1,848	858
Other non-current assets and liabilities and other	(184)	(121)
Net cash provided by operating activities	11,222	13,160

INVESTING ACTIVITIES
Construction and plant expenditures	(7,267)	(5,032)
Investments in available-for-sale securities	(202)	(519)
Proceeds from sale of available-for-sale securities	135	477
Return of capital from investments in affiliates	96	108
Other investments and capital expenditures	(44)	(200)
Net cash used for investing activities	(7,282)	(5,166)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,180	629
Common and preferred dividends paid	(2,453)	(2,423)
Proceeds from borrowings under revolving credit facility	9,300	3,500
Repayments under revolving credit facility	(9,300)	(3,500)
Retirement of preferred stock subject to mandatory redemption	(1,000)	(1,000)
Decrease in special deposits held for preferred stock redemptions	1,000	1,000
Reduction in capital lease obligations and other	(105)	(217)
Net cash used for financing activities	(1,378)	(2,011)

Net increase in cash and cash equivalents	2,562	5,983
Cash and cash equivalents at beginning of the period	3,803	2,799
Cash and cash equivalents at end of the period	$6,365	$8,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock				Treasury Stock
				Accumulated
			Other	Other
	Shares		Paid-in	Comprehensive			Retained
	Issued	Amount	Capital	Loss	Share	Amount	Earnings	Total
Balance, December 31, 2007	12,474,687	$74,848	$56,324	$(378)	2,230,128	$(50,734)	$108,747	$188,807
Adjust to initially apply SFAS 158 measure provision, net of tax				4			(49)	(45)
Net income							5,908	5,908
Other comprehensive income				3				3
Dividend reinvestment plan					(11,365)	258		258
Stock options exercised	58,000	348	772					1,120
Share-based compensation	15,089	91	(59)					32
Dividends declared on common and preferred stock							(4,816)	(4,816)
Amortization of preferred stock issuance expense			4					4
Gain on issuance of treasury stock			42					42
Loss on reacquisition of capital stock			3				(3)	-
Balance, March 31, 2008	12,547,776	$75,287	$57,086	$(371)	2,218,763	$(50,476)	$109,787	$191,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Description of Business Central Vermont Public Service Corporation ("we", "us", "CVPS" or the "company") is engaged in the purchase, production, transmission, distribution and sale of electricity.  We are the largest electric utility in Vermont, serving about 158,000 retail customers spread across about half of Vermont.  Our wholly owned subsidiaries include Custom Investment Corporation, C.V. Realty, Inc., Central Vermont Public Service Corporation - East Barnet Hydroelectric, Inc. and Catamount Resources Corporation.

We have equity ownership interests in Vermont Yankee Nuclear Power Corporation ("VYNPC"), Vermont Electric Power Company, Inc. ("VELCO"), Vermont Transco LLC ("Transco"), Maine Yankee Atomic Power Company ("Maine Yankee"), Connecticut Yankee Atomic Power Company ("Connecticut Yankee") and Yankee Atomic Electric Company ("Yankee Atomic").

Basis of Presentation These unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted.  In our opinion, the accompanying interim financial statements reflect all normal, recurring adjustments considered necessary for a fair presentation.  Operating results for the interim periods presented herein may not be indicative of the results that may be expected for the year.  The financial statements incorporated herein should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2007.

Regulatory Accounting Our utility operations are regulated by the Vermont Public Service Board ("PSB"), the Connecticut Department of Public Utility and Control and the Federal Energy Regulatory Commission ("FERC"), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations.  As such, we prepare our financial statements in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71").  The application of SFAS 71 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  In the event we determine that our utility operations no longer meet the criteria for applying SFAS 71, the accounting impact would be an extraordinary non-cash charge to operations of an amount that would be material unless stranded cost recovery is allowed through a rate mechanism.  Based on a current evaluation of the factors and conditions expected to impact future cost recovery, we believe future recovery of our regulatory assets is probable.  See Note 4 - Retail Rates and Regulatory Accounting.

Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation.  In 2007, power-related derivatives of $0.7 million were included in Other current assets on the Consolidated Balance Sheet and have been reclassified on a separate line at March 31, 2008.

Recently Adopted Accounting Policies
Fair Value: On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP.  This standard applies prospectively to new fair value measures of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities.  SFAS 157 does not expand the use of fair value, but it has applicability to several current accounting standards that require or permit us to measure assets and liabilities at fair value.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by allowing entities to delay its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We have deferred the application of SFAS 157, related to asset retirement obligations until January 1, 2009, as permitted by this FSP.

SFAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date," or the "exit price."  We must determine that fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability (if available), and not on our assumptions.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  SFAS 157 also establishes a three-level fair value hierarchy, reflecting the extent to which inputs to the determination of fair value can be observed, and requires fair value disclosures based upon this hierarchy.  The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows.  See Note 5 - Fair Value for additional information.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings.  On January 1, 2008, SFAS 159 became effective; however, we did not elect the fair value option for any of our financial assets or liabilities.

Pension and Postretirement:  We adopted the recognition and disclosure provisions of SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158") as of December 31, 2006.  SFAS 158 requires companies to measure plan assets and benefit obligations as of the same date as their fiscal year-end balance sheet.  This provision of SFAS 158 is effective for CVPS in 2008 and we adopted the measurement provisions on January 1, 2008.  For the purpose of determining the impact of adoption, we estimated that changing the annual benefit measurement date from September 30, 2007 to December 31, 2008 resulted in a pre-tax charge of $1.3 million, of which $0.1 million was recorded to retained earnings.  Our pension and postretirement medical plans will be remeasured as of December 31, 2008.  In the most recent retail rate proceeding we received approval for recovery of the regulated utility portion of the impact resulting from the change in measurement date.  Accordingly, we have recorded a regulatory asset of $1.2 million in the first quarter of 2008 that will be amortized over five years, commencing on February 1, 2008.

FSP FIN 39-1: In April 2007, the FASB issued FSP FIN 39-1, Offsetting of Amounts Related to Certain Contracts.  It permits the offsetting of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset.  We adopted this FSP on January 1, 2008 and it did not impact our financial statements since our accounting policy is to continue reporting derivatives on a gross basis.

Recent Accounting Pronouncements Not Yet Adopted
SFAS 141(R):  In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R").  SFAS 141R replaces SFAS 141 and establishes principles and requirements for the recognition and measurement by acquirers of assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and any goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable financial statement readers to evaluate the nature and financial effects of the business combination.  SFAS 141R will become effective for us on January 1, 2009.  The impact of applying SFAS 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS 141R.

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160").  SFAS 160 states that minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  It requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  SFAS 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008 (beginning January 1, 2009 for us).  We have not yet evaluated the impact, if any, that the adoption of SFAS 160 may have on our financial statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (beginning January 1, 2009 for us).  We have not yet evaluated the impact, if any, that the adoption of SFAS 161 may have on our financial statements.

NOTE 2 - EARNINGS PER SHARE ("EPS")
The Condensed Consolidated Statements of Income include basic and diluted per share information.  The table below provides a reconciliation of the numerator and denominator used in calculating basic and diluted EPS for the three months ended March 31 (dollars in thousands, except share information):

	2008	2007
Numerator for basic and diluted EPS:
Net income	$5,908	$5,706
Dividends declared on preferred stock	(92)	(92)
Net income available for common stock	$5,816	$5,614

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding	10,275,505	10,135,481
Dilutive effect of stock options	90,916	102,920
Dilutive effect of performance shares	10,613	2,201
Weighted-average diluted shares of common stock outstanding	10,377,034	10,240,602

All outstanding stock options were included in the computation of diluted shares in 2008 and 2007 because the exercise prices were below the average market price of the common shares.  A total of 12,159 of performance shares were excluded from the computation in 2008 because the grant-date fair value exceeded the average market price of common shares.  All performance shares were included in the computation in 2007.

NOTE 3 - INVESTMENTS IN AFFILIATES
Summarized financial information for Transco for the three months ended March 31 follows (dollars in thousands).  These amounts are also included in VELCO consolidated financial information below.

	2008	2007
Operating revenues	$17,747	$12,664
Operating income	$9,058	$5,540
Net income	$8,767	$3,507

Company's ownership interest	39.79%	29.86%
Company's equity in net income	$3,732	$1,161

Included in Transco's operating revenues above are transmission sales to us of approximately $3.4 million in 2008 and $1.5 million in 2007.  These amounts are reflected as Transmission - affiliates on our Condensed Consolidated Statements of Income.  Transmission services provided by Transco are billed to us under the 1991 Transmission Agreement ("VTA").  All Vermont electric utilities are parties to the VTA.  In June 2007, FERC issued an Order combining three FERC filings related to the VTA, including a request by five municipal utilities for FERC approval to withdraw from the VTA and take transmission service under a different tariff, and a request by Transco for revisions to the VTA.  The parties reached a preliminary settlement in January 2008 and filed a definitive settlement agreement with the FERC in March 2008.  The settlement agreement is supported by all parties, including us, and resolves all issues that were raised in the FERC proceedings.  The settlement agreement must be approved by the FERC and related amendments to the Transco Operating Agreement, necessary to implement the settlement, must be approved by the PSB.  We expect that the settlement agreement, if approved, will trigger reconsideration events under FIN 46R, Consolidation of Variable Interest Entities, but have not yet completed our assessment of the potential impact, if any.

Summarized financial information for VELCO consolidated for the three months ended March 31 follows (dollars in thousands):

	2008	2007
Operating revenues	$17,874	$12,787
Operating income	$8,609	$5,088

Net income before non-controlling interest	$8,339	$3,174
Less members non-controlling interest in net income	7,628	2,365
Net income	$711	$809

Company's common stock ownership interest	47.05%	47.05%
Company's equity in net income	$372	$397

Summarized financial information for VYNPC for the three months ended March 31 follows (dollars in thousands):

	2008	2007
Operating revenues	$45,654	$44,372
Operating income	$139	$827
Net income	$124	$225

Company's common stock ownership interest	58.85%	58.85%
Company's equity in net income	$73	$133

Included in VYNPC's operating revenues above are sales to us of approximately $15.9 million in 2008 and $15.5 million in 2007.  These are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.  Also see Note 7 - Commitments and Contingencies.

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic.  All three companies have completed plant decommissioning and the operating licenses have been amended by the Nuclear Regulatory Commission ("NRC") for operation of Independent Spent Fuel Storage Installations.  All three remain responsible for safe storage of the spent nuclear fuel and waste at the sites until the United States Department of Energy ("DOE") meets its obligation to remove the material from the sites.  Our share of their estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets and nuclear decommissioning liabilities (current and non-current).  These amounts are adjusted when revised estimates are provided.  At March 31, 2008, we had regulatory assets of $1.7 million for Maine Yankee, $6.8 million for Connecticut Yankee and $2.8 million for Yankee Atomic.  These estimated costs are being collected from customers through existing retail rate tariffs.  Total billings from the three companies amounted to $0.6 million in 2008 and $0.7 million in 2007.  These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.

All three companies have been seeking recovery of fuel storage-related costs stemming from the default of the DOE under the 1983 fuel disposal contracts that were mandated by the United States Congress under the Nuclear Waste Policy Act of 1982.  Under the Act, the companies believe the DOE was required to begin removing spent nuclear fuel and Greater than Class C material from the nuclear plants no later than January 31, 1998 in return for payments by each company into the nuclear waste fund.  No fuel has been collected by the DOE, and spent nuclear fuel is being stored at each of the plants.  Maine Yankee, Connecticut Yankee and Yankee Atomic collected the funds from us and other wholesale utility customers, under FERC-approved wholesale rates, and our share of these payments was collected from retail customers.

In 2006, the United States Court of Federal Claims issued judgment in the spent fuel litigation.  Maine Yankee was awarded $75.8 million in damages through 2002, Connecticut Yankee was awarded $34.2 million through 2001 and Yankee Atomic was awarded $32.9 million through 2001.  In December 2006, the DOE filed a notice of appeal of the court's decision and all three companies filed notices of cross appeals.  As a result none of the companies have recognized the damage awards on their books.  A decision on the appeals is expected in late 2008.  Each of the companies' respective FERC settlements requires that damage payments, net of taxes and net of further spent fuel trust funding, be credited to ratepayers including us.  We expect that our share of these awards, if any, would be credited to our ratepayers.

In December 2007, the three companies filed a second round of claims against the government for damages sustained from 2002 for Maine Yankee and from 2001 for Connecticut Yankee and Yankee Atomic.

We cannot predict the ultimate outcome of these cases due to the pending appeals and the complexity of the issues in the second round of cases.

NOTE 4 - RETAIL RATES AND REGULATORY ACCOUNTING
Retail Rates In January 2008, the PSB approved a settlement agreement that we previously reached with the Vermont Department of Public Service ("DPS").  The settlement included, among other things, a 2.30 percent rate increase (additional revenue of $6.4 million on an annual basis) effective February 1, 2008 and a 10.71 percent rate of return on equity, capped until our next rate proceeding or approval of the alternative regulation plan that we submitted in August 2007.  We also agreed to conduct an independent business process review to assure our cost controls are sufficiently challenging and that we are operating efficiently.  That review commenced in April 2008.

If approved, our alternative regulation plan allows for quarterly rate adjustments to reflect power supply cost changes and annual rate adjustments to reflect changes, within predetermined limits, from the allowed earnings level.  The plan is designed to encourage efficiency in operations, and would replace the traditional ratemaking process.  We cannot predict the outcome of this matter at this time.

Regulatory Accounting Under SFAS 71, we account for certain transactions in accordance with permitted regulatory treatment whereby regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered in future revenues.  In the event that we no longer meet the criteria under SFAS 71 and there is not a rate mechanism to recover these costs, we would be required to write off $16.9 million of regulatory assets (total regulatory assets of $32.2 million less pension and postretirement medical costs of $15.3 million), $13.1 million of other deferred charges - regulatory and $9.8 million of other deferred credits - regulatory.  This would result in a total extraordinary charge to operations of $20.2 million pre-tax as of March 31, 2008.  We would also be required to record pre-tax pension and postretirement costs of $14.1 million to Accumulated Other Comprehensive Loss and $1.2 million to Retained Earnings as reductions to stockholders' equity.  We would also be required to determine any potential impairment to the carrying costs of deregulated plant.

Regulatory assets, certain other deferred charges and other deferred credits are shown in the table below (dollars in thousands).  All regulatory assets are being recovered in retail rates, and are earning a return except for income taxes, nuclear plant dismantling costs and pension and postretirement medical costs.

	March 31, 2008	December 31, 2007
Regulatory assets
Pension and postretirement medical costs - SFAS No. 158	$15,278	$14,673
Nuclear plant dismantling costs	11,322	11,889
Nuclear refueling outage costs - Millstone	547	820
Income taxes	3,812	3,757
Asset retirement obligations	570	575
Other	646	274
Total Regulatory assets	32,175	31,988
Other deferred charges - regulatory
Vermont Yankee sale costs (tax)	673	673
Unrealized loss on power contract derivatives	12,360	7,817
Tree trimming and pole treating	41	498
Total Other deferred charges - regulatory	13,074	8,988
Other deferred credits - regulatory
Vermont utility overearnings 2001 - 2003	534	961
Asset retirement obligation - Millstone Unit #3	2,702	3,085
Vermont Yankee IRS settlement	635	726
Emission allowances and renewable energy credits	539	616
Unrealized gain on power contract derivatives	845	707
Environmental remediation	1,693	1,834
Vermont Yankee fire settlement	609	870
Amortization of provision for rate refund	705	-
VYNPC nuclear insurance refund	560	57
Other	949	539
Total Other deferred credits - regulatory	$9,771	$9,395

NOTE 5 - FAIR VALUE
Effective January 1, 2008, we adopted SFAS 157 as required.  SFAS 157 establishes a single, authoritative definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements; however, SFAS 157 does not expand the use of fair value accounting in any new circumstances.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

Valuation Techniques:  SFAS 157 emphasizes that fair value is not an entity-specific measurement but a market-based measurement utilizing assumptions market participants would use to price the asset or liability.  SFAS 157 provides guidance on three valuation techniques to be used at initial recognition and subsequent measurement of an asset or liability:

Market Approach:  This approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Income Approach:  This approach uses valuation techniques to convert future amounts (cash flows, earnings) to a single present value amount.
Cost Approach:  This approach is based on the amount currently required to replace the service capacity of an asset (often referred to as the “current replacement cost”).

The valuation technique (or a combination of valuation techniques) utilized to measure fair value is the one that is appropriate given the circumstances and for which sufficient data is available.  Techniques must be consistently applied, but change is appropriate if new information is available.

Fair Value Hierarchy:  SFAS 157 establishes a fair value hierarchy (“hierarchy”) to prioritize the inputs used in valuation techniques. The hierarchy is designed to indicate the relative reliability of the fair value measure. The highest priority is given to quoted prices in active markets, and the lowest to unobservable data, such as an entity’s internal information. The lower the level of the input of a fair value measurement, the more extensive the disclosure requirements. There are three broad levels:

Level 1:  Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the reporting date.
Level 2:  Pricing inputs are other than quoted prices in active markets included in Level 1, which are directly or indirectly observable as of the reporting date.  This value is based on other observable inputs, including quoted prices for similar assets and liabilities in markets that are not active.  Level 2 includes investments in our Millstone Decommissioning Trust Funds such as fixed income securities (Treasury securities, other agency and corporate debt) and equity securities.
Level 3:  Pricing inputs include significant inputs that are generally less observable.  Unobservable inputs may be used to measure the asset or liability where observable inputs are not available.  We develop these inputs based on the best information available, including our own data.  Level 3 instruments include derivatives related to our forward energy purchases and sales, financial transmission rights and a power-related option contract.

Recurring Measures:  The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels (dollars in thousands):

	Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund		$5,299		$5,299
Power-related derivatives			$934	934
Total		$5,299	$934	$6,233

Liabilities:
Power-related derivatives			$12,360	$12,360

Millstone Decommissioning Trust:  Our primary valuation technique to measure the fair value of our nuclear decommissioning trust investments is the market approach.  Actively traded quoted prices cannot be obtained for the funds in our decommissioning investments.  However, actively traded quoted prices for the underlying securities comprising the funds have been obtained.  Due to these observable inputs, fixed income, equity and cash equivalent securities in the funds are classified as Level 2.

Derivative Financial Instruments:  We estimate fair values of power-related derivatives based on the best market information available, including the use of internally developed models and broker quotes for forward energy contracts.  We use other models and our own assumptions about future congestion costs for valuing financial transmission rights.  We also use a binomial tree model and an internally developed long-term price forecast to value a power-related option contract.

Level 3 Changes:  The following table is a reconciliation of changes in the fair value of items classified as level 3 in the fair value hierarchy.  There were no transfers in or out of level 3 during the period (dollars in thousands).

Power-related
Derivatives, net
Balance as of January 1, 2008	$(7,110)
Net realized losses recognized in Purchase Power - other	(44)
Net unrealized gains (losses) included in regulatory liability (asset)	(4,921)
Purchases, sales, issuances & net settlements	649
Transfers to or (from) level 3
Balance as of March 31, 2008	$(11,426)

Net realized losses relating to instruments still held as of March 31, 2008	$(23)

Based on a PSB-approved Accounting Order, we record the change in fair value of power contract derivatives as deferred charges or deferred credits on the Condensed Consolidated Balance Sheet, depending on whether the fair value is an unrealized loss or gain.  The corresponding offsets are recorded as current and long-term assets or liabilities depending on the duration.

NOTE 6 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The fair value of Pension Plan trust assets was $85.6 million at March 31, 2008 and $91.9 million at December 31, 2007. The unfunded accrued pension benefit obligation recorded on the Condensed Consolidated Balance Sheets was $2.7 million at March 31, 2008 and $1.7 million at December 31, 2007.

The fair value of Postretirement Plan trust assets was $12.2 million at March 31, 2008 and $13.2 million at December 31, 2007.  The unfunded accrued postretirement benefit obligation recorded on the Condensed Consolidated Balance Sheets was $13.7 million at March 31, 2008, and $13 million at December 31, 2007.

Components of net periodic benefit costs for the three months ended March 31 follow (dollars in thousands):

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Service cost	$823	$888	$155	$145
Interest cost	1,523	1,561	403	377
Expected return on plan assets	(1,831)	(1,680)	(267)	(233)
Amortization of net actuarial loss	-	146	263	263
Amortization of prior service cost	97	100	-	-
Amortization of transition obligation	-	-	64	64
Net periodic benefit cost	612	1,015	618	616
Less amounts capitalized	88	171	89	104
Net benefit costs expensed	$524	$844	$529	$512

NOTE 7 - COMMITMENTS AND CONTINGENCIES
Nuclear Decommissioning Obligations We have a 1.7303 joint-ownership percentage in Millstone Unit # 3, in which Dominion Nuclear Connecticut ("DNC") is the lead owner with about 93.4707 percent of the plant joint-ownership.  We have an external trust dedicated to funding our joint-ownership share of future decommissioning costs.  DNC has suspended contributions to the Millstone Unit #3 Trust Fund because the minimum NRC funding requirements are being met or exceeded.  We have also suspended contributions to the Trust Fund, but could choose to renew funding at our own discretion as long as the minimum requirement is met or exceeded.  If additional decommissioning funding is necessary, we will be obligated to resume contributions to the Trust Fund.

Our obligations related to Maine Yankee, Connecticut Yankee and Yankee Atomic are described in Note 3 - Investments in Affiliates.  We also had a 35 percent ownership interest in the Vermont Yankee nuclear power plant through our equity investment in VYNPC, but the plant was sold in 2002.  Our obligation for plant decommissioning costs ended when the plant was sold, except that VYNPC retained responsibility for the pre-1983 spent fuel disposal cost liability.  VYNPC has a dedicated trust fund for this liability.  At this time, the fund balance is expected to equal or exceed the obligation.  Excess funds, if any, will be returned to us and must be applied to the benefit of ratepayers.

Long-Term Power Purchase Obligations Vermont Yankee: We are purchasing our entitlement share of Vermont Yankee plant output through the Purchase Power Agreement ("PPA") between Entergy Nuclear Vermont Yankee, LLC ("ENVY") and VYNPC.  An uprate in 2006 increased the plant's operating capacity by approximately 20 percent. After completion of the uprate, VYNPC's entitlement to plant output declined from 100 percent to 83 percent, and our entitlement share declined from 35 percent to 29 percent.  ENVY has no obligation to supply energy to VYNPC over its entitlement share of plant output, so we receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating.  The plant normally shuts down for about one month every 18 months for maintenance and to insert new fuel into the reactor.

We normally purchase replacement energy in the wholesale markets in New England when the Vermont Yankee plant is not operating or is operating at reduced levels.  We also have forced outage insurance to cover additional costs, if any, of obtaining replacement power from other sources if the Vermont Yankee plant experiences unplanned outages.  We recently renegotiated the policy to extend coverage through March 31, 2009 instead of December 31, 2008.  The coverage applies to unplanned outages of up to 30 consecutive calendar days per outage event, and provides for payment of the difference between the spot market price and $40/mWh. The total maximum coverage is $12.0 million.

We are a party to a PSB Docket that was opened in June 2006 to investigate whether the reliability of the increased plant output would be adversely affected by the operation of the plant's steam dryer.  In September 2006, the PSB issued an order requiring ENVY to provide additional ratepayer protections.  The DPS and ENVY reached an agreement in a compliance filing with the PSB, but ENVY requested reconsideration of the PSB ruling.  Reconsideration was denied and ENVY has appealed to the Vermont Supreme Court.  Although the appeal remains pending, the period during which the protection applied has expired without occurrence of such an event.

The PPA between ENVY and VYNPC contains a formula for determining the VYNPC power entitlement following the uprate.  VYNPC and ENVY are seeking to resolve certain differences in the interpretation of the formula.  At issue is how much capacity and energy VYNPC Sponsors receive under the PPA following the uprate.  Based on VYNPC's calculations, the VYNPC Sponsors should be entitled to slightly more capacity and energy than they are currently receiving under the PPA.  We cannot predict the outcome of this matter at this time.

If the Vermont Yankee plant is shut down for any reason prior to the end of its operating license, we would lose the economic benefit of an energy volume equal to close to 50 percent of our total committed supply and have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  Based on projected market prices as of March 31, 2008, the incremental replacement cost of lost power, including capacity, is estimated to average $60 million annually.  We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB would allow timely and full recovery of increased costs related to any such shutdown.  However, an early shutdown could materially impact our financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

Hydro-Quebec: We are purchasing power from Hydro-Quebec under the Vermont Joint Owners ("VJO") Power Contract and related contracts negotiated between us and Hydro-Quebec.  There are specific contractual provisions that provide that in the event any VJO participant fails to meet its obligation under the contract, the remaining VJO participants must "step-up" to the defaulting party's share on a pro rata basis.  The VJO contract runs through 2020, but our purchases end in 2016.  As of November 1, 2007, the annual load factor was reduced from 80 percent to 75 percent, and it will remain at 75 percent until the contract ends, unless the contract is changed or there is a reduction due to the adverse hydraulic conditions described below.  Total purchases under the VJO Contract were $16.4 million in the first quarter of 2008 and $16.7 million in the first quarter of 2007.

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

In accordance with FIN 45, we are required to disclose the "maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee."  Such disclosure is required even if the likelihood is remote.  With regard to the "step-up" provision in the VJO Power Contract, we must assume that all members of the VJO simultaneously default in order to estimate the "maximum potential" amount of future payments.  We believe this is a highly unlikely scenario given that the majority of VJO members are regulated utilities with regulated cost recovery.  Each VJO participant has received regulatory approval to recover the cost of this purchased power in their most recent rate applications.  Despite the remote chance that such an event could occur, we estimate that our undiscounted purchase obligation would be about an additional $550 million for the remainder of the contract, assuming that all members of the VJO defaulted by April 1, 2008 and remained in default for the duration of the contract.  In such a scenario, we would then own the power and could seek to recover our costs from the defaulting members or our retail customers, or resell the power in the wholesale power markets in New England.  The range of outcomes (full cost recovery, potential loss or potential profit) would be highly dependent on Vermont regulation and wholesale market prices at the time.

Independent Power Producers:  We purchase power from a number of Independent Power Producers that own qualifying facilities under the Public Utility Regulatory Policies Act of 1978.  These qualifying facilities produce energy primarily using hydroelectric and biomass generation.  Most of the power comes through a state-appointed purchasing agent that allocates power to all Vermont utilities under PSB rules.  Total purchases were $7.9 million in the first quarter of 2008 and $6.2 million in the first quarter of 2007.

Performance Assurance   We are subject to performance assurance requirements through ISO-New England under the Financial Assurance Policy for NEPOOL members.  We are required to post collateral for all net purchased power transactions since our credit limit with ISO-New England is zero.  Additionally, we are selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.  At March 31, 2008, our total collateral requirements amounted to $4.5 million.  We posted $6 million of letters of credit under our $25 million revolving credit facility and $0.6 million in cash to support these requirements.  The $0.6 million in cash is included in Cash and Cash Equivalents on the Condensed Consolidated Balance Sheet since it is not legally restricted.

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

Operating leases: We lease our vehicles and related equipment under one operating lease agreement.  We have guaranteed a residual value to the lessor in the event leased items are sold. The guarantee provides for reimbursement of up to 87 percent of the unamortized value of the lease portfolio.  Under the guarantee, if the entire lease portfolio had a fair value of zero at March 31, 2008, we would have been responsible for a maximum reimbursement of $8.5 million.  At March 31, 2008, we had a liability of $0.2 million, which is offset in prepayments on the Condensed Consolidated Balance Sheet.

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

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal.  Later, we sited various operations there.  Due to the existence of coal tar deposits, polychlorinated biphenyl contamination and the potential for off-site migration, we conducted studies in the late 1980s and early 1990s to quantify the potential costs to remediate the site.  Investigation at the site has continued, including work with the State of Vermont to develop a mutually acceptable solution.  In 2006, we updated the cost estimate of remediation for this site.  The liability for site remediation is expected to range from $2.3 million to $0.9 million.  As of March 31, 2008, we accrued $1.3 million representing the most likely cost of the remediation effort.

Brattleboro Manufactured Gas Facility: In the 1940s, we owned and operated a manufactured gas facility in Brattleboro, Vermont.  We ordered a site assessment in 1999 at the request of the State of New Hampshire.  In 2001, New Hampshire indicated that no further action was required, though it reserved the right to require further investigation or remedial measures.  In 2002, the Vermont Agency of Natural Resources notified us that our corrective action plan for the site was approved.  That plan is now in place.  In 2006, we updated the cost estimate of remediation for this site.  The liability for site remediation is expected to range from $1.3 million to $0.1 million.  As of March 31, 2008, we accrued $0.6 million representing the most likely cost of the remediation effort.

Dover, New Hampshire, Manufactured Gas Facility: In 1999, Public Service Company of New Hampshire contacted us about this site, and we reached a settlement with them in 2002.  Our remaining obligation was less than $0.1 million at March 31, 2008.

The reserve for environmental matters described above amounted to $1.9 million as of March 31, 2008 and December 31, 2007.  The current and long-term portions are included as liabilities on the Condensed Consolidated Balance Sheets.  The reserve represents our best estimate of the cost to remedy issues at these sites based on available information as of the end of the reporting period.  To our knowledge, there is no pending or threatened litigation regarding other sites with the potential to cause material expense.  No government agency has sought funds from us for any other study or remediation.

Reserve for Loss on Power Contract On January 1, 2004, we terminated a long-term power contract with Connecticut Valley Electric Company, a regulated electric utility that used to be our wholly owned subsidiary.  In accordance with the requirements of SFAS 5, Accounting for Contingencies, we recorded a $14.4 million pre-tax loss accrual in the first quarter of 2004 related to the contract termination.  The loss accrual represented our best estimate of the difference between expected future sales revenue in the wholesale market for the purchased power that was formerly sold to Connecticut Valley Electric Company and the net cost of purchased power obligations.  We review this estimate at the end of each reporting period and will increase the reserve if the revised estimate exceeds the recorded loss accrual.  The loss accrual is being amortized on a straight-line basis through 2015, the estimated life of the power contracts that were in place to supply power under the contract.  The reserve amounted to $9.3 million at March 31, 2008 and $9.6 million at December 31, 2007.  The current and long-term portions are included as liabilities on the Condensed Consolidated Balance Sheets.

Catamount Indemnifications In 2005 we sold our remaining interests in Catamount Energy Corporation ("Catamount"), our wholly owned subsidiary, and agreed to indemnify Catamount, the purchaser and certain of their respective affiliates, in respect of a breach of certain representations and warranties and covenants.  Indemnification is subject to a $1.5 million deductible and a $15 million cap, excluding certain customary items.  Environmental representations are subject to the deductible and the cap, and such environmental representations for only two of Catamount's underlying energy projects survived beyond June 30, 2007.  Our estimated "maximum potential" amount of future payments related to these indemnifications is limited to $15 million.  We have not recorded any liability related to these indemnifications.

NOTE 8 - SEGMENT REPORTING
The following table provides segment financial data for the three months ended March 31 (dollars in thousands).  Inter-segment revenues were a nominal amount in both periods presented.

			Reclassification &
	CV-VT	Other Companies	Consolidating Entries	Consolidated
March 31, 2008
Revenues from external customers	$91,224	$432	$(432)	$91,224
Net income	$5,830	$78	$-	$5,908
Total assets at March 31, 2008	$548,333	$1,872	$(283)	$549,922

March 31, 2007
Revenues from external customers	$86,696	$435	$(435)	$86,696
Net income	$5,478	$228	$-	$5,706
Total assets at December 31, 2007	$538,481	$2,134	$(301)	$540,314

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

Forward-looking statements Statements contained in this report that are not historical fact are forward-looking statements within the meaning of the 'safe-harbor' provisions of the Private Securities Litigation Reform Act of 1995.  Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.  Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Actual results will depend upon, among other things:
▪	the actions of regulatory bodies with respect to allowed rates of return, continued recovery of regulatory assets and proposed alternative regulations;
▪	performance and continued operation of the Vermont Yankee nuclear power plant;
▪	effects of and changes in weather and economic conditions;
▪	volatility in wholesale power markets;
▪	ability to maintain or improve our current credit ratings;
▪	the operations of ISO-New England;
▪	changes in the cost or availability of capital;
▪	changes in financial or regulatory accounting principles or policies imposed by governing bodies;
▪	capital market conditions, including price risk due to marketable securities held as investments in trust for nuclear decommissioning, pension and postretirement medical plans;
▪	changes in the levels and timing of capital expenditures, including our discretionary future investments in Transco;
▪	our ability to replace or renegotiate our long-term power supply contracts;
▪	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel;
▪	and other presently unknown or unforeseen factors.
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

Our consolidated earnings for the first quarter of 2008 were $5.9 million or 56 cents per diluted share of common stock, and $5.7 million, or 55 cents per diluted share of common stock for the same period in 2007.  The primary drivers of the first quarter year-over-year earnings variance are described in Results of Operations below.

We continue to focus on key strategic financial initiatives including: restoring our corporate credit rating to investment-grade; ensuring that our retail rates are set at levels to recover our costs of service; evaluating financing options to support current and future working capital needs; and planning for replacement power when long-term power contracts begin to expire in 2012.

In December 2007, we invested $53 million in Vermont Transco LLC ("Transco") using the proceeds from the issuance of a $53 million six-month unsecured note.  We expect to issue $60 million of first mortgage bonds on or around May 15, 2008.  The proceeds will be used to pay off the note.

RETAIL RATES AND ALTERNATIVE REGULATION
In January 2008, the PSB approved a settlement agreement that we reached with the Vermont Department of Public Service ("DPS").  This included, among other things, a 2.30 percent rate increase (additional revenue of $6.4 million on an annual basis) effective February 1, 2008 and a 10.71 percent rate of return on equity, capped until our next rate proceeding or approval of the alternative regulation plan that we submitted in August 2007.  We also agreed to conduct an independent business process review to assure our cost controls are sufficiently challenging and that we are operating efficiently.  That review commenced in April 2008, and is expected to conclude in the third quarter of 2008.

The alternative regulation plan proposal that we submitted in August 2007 for PSB approval is currently under review and a PSB decision is expected in the third or fourth quarter of 2008.  If approved, the plan would allow for quarterly rate adjustments to reflect power supply cost changes and annual rate adjustments to reflect changes, within predetermined limits, from the allowed earnings level.  The plan is designed to encourage efficiency in operations, and would replace the traditional ratemaking process, which is costly and time-consuming.  We cannot predict the outcome of the review at this time.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows At March 31, 2008, we had cash and cash equivalents of $6.4 million compared to $8.8 million at March 31, 2007.  The primary components of cash flows from operating, investing and financing activities for both periods are discussed in more detail below.

Operating Activities: Operating activities provided $11.2 million in the first quarter of 2008.  Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $9.7 million.  In addition, changes in working capital and other items provided $1.5 million.

During the first quarter of 2007, operating activities provided $13.2 million.  Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $11.5 million.  Special deposits and restricted cash used to meet performance assurance requirements for certain power contracts increased by $1.9 million because a $4.5 million letter of credit for purchased power performance assurance was replaced with cash collateral.  The remaining changes in working capital and other items provided $3.6 million.

Investing Activities: Investing activities used $7.3 million in the first quarter of 2008 for construction and plant expenditures.  During 2007, investing activities used $5.2 million, including $5.0 million for construction and plant expenditures and $0.2 million for other investments.

Financing Activities: In the first quarter of 2008, financing activities used $1.3 million, including $2.4 million for dividends paid on common and preferred stock, $1.0 million for preferred stock sinking fund payments, and $0.2 million for capital lease payments.  These items were partially offset by $1.2 million from stock option exercises, a $1.0 million reduction in special deposits for preferred stock sinking fund payments, and $0.1 million for other financing activities.

During the first quarter of 2007, financing activities used $2.0 million, including $2.4 million for dividends paid on common and preferred stock, $1.0 million for preferred stock sinking fund payments, and $0.2 million for capital lease payments.  These items were partially offset by $0.6 million from stock option exercises, and a $1.0 million reduction in restricted cash for preferred stock sinking fund payments.

Financing
2008 Financing: We expect to issue $60 million of first mortgage bonds on or around May 15, 2008.  The proceeds will be used to pay off our $53 million short-term note due June 30, 2008.  We are also reviewing financing options to support current and future working capital needs resulting from investments in our distribution and transmission system and possible future investments in Transco.

Credit Facility: We have a 364-day, $25 million unsecured revolving credit facility with a major lending institution pursuant to a Credit Agreement dated December 28, 2007.  Pursuant to a commitment from the bank dated February 11, 2008, we have the sole option to extend the maturity of the credit facility to March 31, 2009.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital needs and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  In the first quarter of 2008, we were able to obtain amendments to certain first mortgage bond issuance restrictions.  At March 31, 2008, there were no borrowings outstanding under this facility, but $6 million of letters of credit were outstanding in support of performance assurance requirements associated with our power transactions.

Short-Term Note: We have a six-month unsecured term note in the principal amount of $53 million with a major lending institution.  The loan is payable June 30, 2008 and currently carries an adjustable interest rate tied to overnight LIBOR plus a fixed spread that decreases as our credit rating improves.  Pursuant to a commitment from the lending institution dated February 11, 2008, we have the sole option to extend the maturity of the term note to March 31, 2009.  As described above, we intend to pay off this note in the second quarter of 2008.

Covenants:  At March 31, 2008, we were in compliance with all financial and non-financial covenants related to our various debt agreements, articles of association, letters of credit and credit facility.

Investment opportunities in Transco Based on current projections, Transco expects to need additional capital in 2008 and 2009, but its projections are subject to change based on a number of factors, including revised construction estimates, timing of project approvals from regulators, and desired changes in its equity-to-debt ratio.  While we have no obligation to make additional investments in Transco, we continue to evaluate investment opportunities on a case-by-case basis.  Depending on timing, the factors discussed above, and the amounts invested by other owners, we could have an opportunity to make additional investments up to $2 million in 2008 and $20 million to $25 million in 2009.  Any investments that we make in Transco are voluntary, and subject to available capital and appropriate regulatory approvals.

Capital spending In 2008, we expect to invest $41.5 million primarily in our transmission and distribution infrastructure to ensure continued system reliability, including installation of new voltage support equipment in southern Vermont currently estimated at $11 million.  This compares to capital expenditures of approximately $23 million in 2007.  These estimates are subject to continuing review and adjustment, and actual capital expenditures and timing may vary.

Performance assurance We are subject to performance assurance requirements through ISO-New England under the Financial Assurance Policy for NEPOOL members.  We are required to post collateral for all net purchased power transactions since our credit limit with ISO-New England is zero.  Additionally, we are selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.  At March 31, 2008, our total collateral requirements amounted to $4.5 million.  We posted $6 million of letters of credit and $0.6 million in cash to support these requirements.

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

Cash flow risks Based on our current cash forecasts, we will require outside capital in addition to cash flow from operations and our $25 million unsecured revolving credit facility in order to fund our business over the next year.  While we expect to issue first mortgage bonds in the second quarter of 2008, continued upheaval in the capital markets as described below could negatively impact our ability to obtain additional outside capital on reasonable terms.  In addition, an extended unplanned Vermont Yankee plant outage or similar event could significantly impact our liquidity due to the potentially high cost of replacement power and performance assurance requirements arising from purchases through ISO-New England or third parties.  In the event of an extended Vermont Yankee plant outage, we could seek emergency rate relief from our regulators.  Other material risks to cash flow from operations include: loss of retail sales revenue from unusual weather; slower-than-anticipated load growth and unfavorable economic conditions; increases in net power costs due to lower-than-anticipated margins on sales revenue from excess power or an unexpected power source interruption; required prepayments for power purchases; and increases in performance assurance requirements.

Subprime credit crisis Due to recent market developments, including a series of rating agency downgrades of subprime U.S. mortgage-backed securities, the fair values of subprime-related investments have declined.  This decline in fair value has become especially problematic for certain large financial institutions.  We performed an assessment of our ability to obtain financing and currently expect to have access to liquidity in the capital markets at reasonable rates.  We also have access to our unsecured revolving credit facility, which is not affected by general market conditions.  However, sustained turbulence in the U.S. credit markets could limit or delay our future access to capital.

We have also performed an assessment of the subprime exposure in our money market, benefit and nuclear decommissioning trust funds and have determined that a decline, if any, in fund fair value of subprime-related investments is not expected to be material.

ACCOUNTING MATTERS
Critical accounting policies and estimates  Our financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U. S. GAAP"), requiring us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Our critical accounting policies and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.  At March 31, 2008, our critical accounting policies and estimates did not change significantly from December 31, 2007, except as described below.

Fair Value Measurements:  We adopted SFAS 157, Fair Value Measurements ("SFAS 157"), on January 1, 2008.  SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements, but it does not expand the use of fair value accounting in any new circumstances. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by allowing entities to delay its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We have deferred the application of SFAS 157, related to our asset retirement obligations until January 1, 2009, as permitted by this FSP.  Adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows.

SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. The hierarchy is designed to indicate the relative reliability of the fair value measure. The highest priority is given to quoted prices in active markets, and the lowest to unobservable data, such as an entity’s internal information. The lower the level of the input of a fair value measurement, the more extensive the disclosure requirements.  The three broad levels include: quoted prices in active markets for identical assets or liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Our assets and liabilities that are recorded at fair value on a recurring basis include power-related derivatives and our Millstone decommissioning trust.  Power-related derivatives are classified as Level 3.  The Millstone decommissioning trust funds include treasury securities, other agency and corporate fixed income securities and equity securities that are classified as Level 2.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the SFAS 157 fair value hierarchy levels.  At March 31, 2008, the net fair value of power-related derivatives was $11.4 million, and the fair value of decommissioning trust assets was $5.3 million.

Also see Note 5 - Fair Value for additional information.

Other See Note 1 - Business Organization and Summary of Significant Accounting Policies for discussion of newly adopted accounting policies and recently issued accounting pronouncements.

RESULTS OF OPERATIONS
The following is a detailed discussion of the results of operations for the first quarter of 2008 compared to the same period in 2007.  It should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.

Our first quarter 2008 earnings increased by $0.2 million, or 1 cent per diluted share of common stock, compared to the same period in 2007.  The table below provides a reconciliation of the primary year-over-year variances in diluted earnings per share.

2007 Earnings per diluted share	$0.55

Higher operating revenues	0.25
Higher equity in earnings of affiliates	0.14
Higher purchased power expense	(0.04)
Higher transmission expense	(0.12)
Higher other operating expenses	(0.13)
Other	(0.09)

2008 Earnings per diluted share	$0.56

Operating Revenues Operating revenues and related mWh sales are summarized below.

	Revenue (in thousands)		mWh Sales
	2008	2007	2008	2007
Residential	$38,512	$37,705	280,995	287,588
Commercial	26,799	27,148	219,751	224,672
Industrial	9,630	10,238	104,925	118,378
Other	465	450	1,570	1,537
Total retail sales	75,406	75,541	607,241	632,175
Resale sales	13,502	9,607	205,137	174,983
Provision for rate refund	(62)	(187)	-	-
Other operating revenues	2,378	1,735	-	-
Total operating revenues	$91,224	$86,696	812,378	807,158

Revenue increased $4.5 million in the first quarter of 2008 compared to the same period in 2007 as a result of the following:
▪
Retail sales decreased $0.1 million comprised of a $2.6 million decrease due to lower sales volume, largely offset by a $2.5 million increase due to higher average retail rates.  Sales volume decreased due to lower average usage resulting from economic conditions, including the effect of the loss of two industrial customers due to plant closures.  Retail revenue increased $1.2 million due to the 2.30 percent rate increase effective February 1, 2008 and $1.3 million due to higher average unit price due to customer usage mix.

▪
Resale sales increased $3.9 million resulting from higher average market prices and additional excess power available for resale due in large part to decreased retail sales volume compared to last year.

▪
The provision for rate refund, which is a reduction in operating revenues, decreased by $0.1 million in the first quarter.  It is related to amounts that were included in retail rates in 2007 and January 2008 that were to be refunded to customers.  The provision for refund ended with retail rates effective February 1, 2008 because the new rates include the customer refund.

▪
Other operating revenues increased $0.6 million largely due to sales of additional transmission capacity from our share of Phase I/II transmission facility rights.  We began selling transmission capacity in April 2007, and we have the ability to restrict the amount of capacity assigned to the purchasers based on certain conditions.  Revenue from these sales amounted to approximately $1.4 million in calendar year 2007, and is estimated to be approximately $1.8 million annually from 2008 through 2010.

Operating Expenses Operating expenses increased $4.2 million in the first quarter of 2008 compared to the same period in 2007.  Significant variances in operating expenses on the Condensed Consolidated Statements of Income are described below.

Purchased Power: Purchased power expense and volume are summarized below.

	Purchases (in thousands)		mWh purchases
	2008	2007	2008	2007
VYNPC	$15,900	$15,454	393,572	386,996
Hydro-Quebec	16,421	16,733	251,089	267,542
Independent Power Producers	7,904	6,186	56,306	44,644
Subtotal long-term contracts	40,225	38,373	700,967	699,182
Other purchases	1,744	2,769	16,526	31,717
SFAS No. 5 Loss amortizations	(299)	(299)	-	-
Nuclear decommissioning	568	684	-	-
Other	668	733	-	-
Total purchased power	$42,906	$42,260	717,493	730,899

Purchased power increased $0.6 million in the first quarter of 2008 compared to the same period in 2007 as a result of the following:
▪
Purchases under long-term contracts increased $1.8 million largely due to increased output from Independent Power Producers, most of which are hydro facilities, and increased Vermont Yankee plant output purchased at higher rates under the long-term contract with VYNPC.  These were partially offset by fewer scheduled deliveries from Hydro-Quebec because the annual load factor under the contract decreased from 80 percent to 75 percent beginning November 1, 2007.

▪	Other purchases decreased $1.0 million resulting from lower average market prices and lower volume due to decreased retail sales volume and fewer short-term contract purchases.
▪
Nuclear decommissioning costs are associated with our ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic.  Their costs are based on FERC-approved tariffs.  The $0.1 million decrease resulted from lower revenue requirements for Connecticut Yankee.

▪
Other costs include net accounting deferrals and amortizations for Millstone Unit #3 scheduled refueling outages and deferrals for our share of nuclear insurance refunds received by VYNPC.  These deferrals and amortizations are based on PSB-approved regulatory accounting.  Amortizations for Millstone Unit #3 scheduled refueling outages were $0.1 million lower than 2007.  Our share of nuclear insurance refunds from VYNPC amounted to approximately $0.5 million in 2008 and in 2007.

Transmission - affiliates: These expenses represent our share of the net cost of service of Transco and some direct charges for facilities that we rent.  Transco allocates its monthly cost of service through the Vermont Transmission Agreement ("VTA"), net of NEPOOL Open Access Transmission Tariff ("NOATT") reimbursements and certain direct charges.  The NOATT is the mechanism through which the costs of New England's high-voltage transmission facilities are collected from load-serving entities using the system and redistributed to the owners of the facilities, including Transco.  These expenses increased $1.9 million due to higher charges under the VTA resulting from Transco's capital projects.

Other operation:  These expenses increased $1 million resulting from the following: 1) a $0.4 million increase in employee-related benefits related to increased active medical and workers' compensation claims, partly offset by lower pension costs; 2) a $0.5 million increase in professional service costs primarily related to consulting support for the implementation of an enterprise resource planning system; and 3) a $0.1 million increase due to other offsetting items.

Maintenance:  These expenses increased $0.7 million principally due to storm restoration costs resulting from a higher level of storm activity.

Income tax expense (benefit): Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.  The effective combined federal and state income tax rate was 35.73 percent for the first quarter of 2008 compared to 37.08 percent for the same period in 2007.

Other Income Significant variances in income statement line items that comprise other income on the Condensed Consolidated Statements of Income are described below.

Equity in earnings of affiliates:  These earnings increased $2.5 million due to the return on our $53 million investment that we made in Transco in December 2007.

Other deductions:  Other deductions increased $0.7 million resulting from a decline in the cash surrender value of variable life insurance policies in trust to fund a supplemental employee retirement plan.

Benefit (expense) for income taxes:  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

Interest Expense Other interest increased $0.6 million principally due to interest on the $53 million short-term note.

POWER SUPPLY MATTERS
Power Supply Risk: Our contract for power purchases from VYNPC ends in 2012, but there is a risk that the plant could be shut down earlier than expected if ENVY determines that it is not economical to continue operating the plant.  Hydro-Quebec contract deliveries end in 2016, but the average level of deliveries decreases by approximately 20 percent to 30 percent after 2012, and by approximately 85 percent after 2015.  There is a risk that future sources available to replace these contracts may not be as reliable and the price of such replacement power could be significantly higher than what we have in place today.  These contracts are described in Note 7 - Commitments and Contingencies.

ENVY has submitted a renewal application with the Nuclear Regulatory Commission ("NRC") for a 20-year extension of the Vermont Yankee plant operating license.  ENVY also needs approval from the PSB and Vermont Legislature to continue to operate beyond 2012.  At this time, ENVY has not received approvals for the license extension, but we are continuing to participate in negotiations for a power contract beyond 2012 and cannot predict the outcome at this time.

An early shutdown of the Vermont Yankee plant would cause us to lose the economic benefit of an energy volume equal to close to 50 percent of our total committed supply and we would have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  Based on projected market prices as of March 31, 2008 2007, the incremental replacement cost of lost power, including capacity, is estimated to average $60 million annually.  We are not able to predict whether this will occur or whether the PSB would allow timely and full recovery of increased costs related to any such shutdown.  However, an early shutdown could materially impact our financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

We, other Vermont electric utilities and HQ-Production are using a steering committee structure to develop background materials, terms and supporting actions needed in negotiations for future power purchases from Hydro-Quebec.  We believe there is a high probability that we will have a new contract with Hydro-Quebec, and we have agreed to target completion of proposed draft terms by the end of 2008, with a proposed contract for review by the PSB in 2009.  We cannot predict whether a contract will ultimately be approved or, if approved, the quantities of power to be purchased or the price terms of any purchases.

Power Supply Management:  Our power supply portfolio includes a mix of base load and dispatchable resources.  These sources are used to serve our retail electric load requirements plus any wholesale obligations into which we enter.  We manage our power supply portfolio by attempting to optimize the use of these resources, and through wholesale sales and purchases to create a balance between our power supplies and load obligations.

Our current power forecast shows energy purchase and production amounts in excess of load obligations through 2011.  Due to the forecasted excess, we enter into fixed-price forward sale transactions to reduce price (revenue) volatility in order to help stabilize our net power costs.  Our main supply risk is with Vermont Yankee, and we have outage insurance through March 2009 to mitigate the market price risk during an unplanned outage through that time.  We also have a contract in place for the purchase of replacement power during the scheduled Vermont Yankee plant outage in late 2008.

RECENT ENERGY POLICY INITIATIVES
Several laws have been passed since 2005 that impact electric utilities in Vermont.  The major provisions of the new laws that could affect our business are described in our 2007 Annual Report on Form 10-K.  Since that report, the Vermont Legislature passed two bills related to operations at Vermont Yankee.  S. 269, the “Comprehensive Vertical Audit and Reliability Assessment of Vermont Yankee Nuclear Power Plant,” establishes protocols for state review of the plant, is expected to be signed into law.  A separate bill, S. 373, which addresses the funding mechanism for the plant’s future decommissioning costs, passed the legislature but was vetoed by the Governor.  The Legislature adjourned on May 4, so the Governor’s veto constitutes final action on S.373.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes from the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our derivative financial instruments include certain power contracts and financial transmission rights.  Summary information related to the fair value of these derivatives is shown in the table below (dollars in thousands):

	Forward	Forward
	Sales	Purchases	Hydro-Quebec
	Contracts	Contracts	Sellback #3	Total
Total fair value at December 31, 2007 - unrealized loss	$(2,037)	$(481)	$(4,592)	$(7,110)
Plus new contracts entered into during the period	8	0	0	8
Less amounts settled during the period	597	0	0	597
Change in fair value during the period	(5,522)	1,210	(609)	(4,921)
Total fair value at March 31, 2008 - unrealized (loss) gain, net	$(6,954)	$729	$(5,201)	$(11,426)

Estimated fair value at March 31, 2008 for changes in projected market price:
10 percent increase	$(9,553)	$1,379	$(10,150)	$(18,324)
10 percent decrease	$(4,355)	$79	$(1,806)	$(6,082)

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures As of the quarter ended March 31, 2008, our management, with participation from the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

The Company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

Item 1A.     Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I "Item 1A. Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.        Other Information.

On May 6, 2008 the Board of Directors adopted changes to the existing Change In Control (CIC) Agreements to comply with the new statutory rules under Section 409A of the Internal Revenue Code of 1986, as amended.  Section 409A alters the income tax treatment of compensation that is regarded as deferred under a nonqualified deferred compensation plans and arrangements.  Section 409A also imposes other requirements on such plans and arrangements.

The amendment to the existing CIC included the following modifications:
•	adding a 6-month delay of severance payment upon separation from service,
•	clarifying the definition of the non-compete period, and
•
clarifying the Executive and Company's ability to alter the method and/or time of payment under the Officers' Supplemental Retirement and Deferred Compensation Plan ("2005 SERP") be inapplicable and without effect for all purposes.

Also on May 6, 2008, the Board of Directors adopted a new CIC Agreement to become effective April 2009 which includes changes based on general market trends and changes in the new statutory rules under Section 409A.  These changes include:
•	Elimination of the automatic renewal feature
•	Maintenance of 2.99 severance multiplier for grandfathered officers (Robert Young, Joseph Kraus, William Deehan, Joan Gamble)
•	Increase of severance multiplier from one to two times for non-grandfathered (Pamela Keefe, Brian Keefe, Dale Rocheleau) and new officers
•	Change in covered compensation to include only base salary and target annual incentive versus five-year average of W-2 pay (with exclusion of stock options exercised within two years of CIC)
•	Alignment of benefit period with severance multiplier
•	Limitation of the continuation of SERP accrual to restoration SERP only (e.g., no continuation of grandfathered provisions in CIC agreement)
•	Elimination of additional benefit based on qualified Pension Plan applicable to officers with less than 10 years of service credit
•	Addition of a limited outplacement benefit
•	Addition of a confidentiality, non-disparagement and non-solicitation requirements
•	Requirement for a legal release and waiver to receive payments
•	Modification of "good reason" for termination by executive of executive's employment to include
▪	Reduction in an executive's annual base salary or value of benefits to any amount less than 90% of salary or benefits in effect prior to CIC
▪	Increase relocation of principal executive offices to more than 75 miles from location in effect prior to CIC (rather than previous 25 miles)

Item 6.	Exhibits.
(a) List of Exhibits
	A. 10.5.1	Form of Change In Control Agreement as Amended May 6, 2008.
	A 10.5.2	Form of Change In Control Agreement to Become Effective April 2009.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)
By	/s/ Pamela J. Keefe
Pamela J. Keefe Vice President, Principal Financial Officer, and Treasurer

Dated  May 9, 2008