Form 10-Q
period 2008-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2008-11-05
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8222 Central Vermont Public Service Corporation (Exact name of registrant as specified in its charter)

Vermont (State or other jurisdiction of incorporation or organization)	03-0111290 (IRS Employer Identification No.)
77 Grove Street, Rutland, Vermont (Address of principal executive offices)	05701 (Zip Code)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of October 31, 2008 there were outstanding 10,361,809 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q for Period Ended September 30, 2008

Table of Contents

PART I. Financial Information:

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	6
	Condensed Consolidated Statement of Changes in Common Equity	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk Controls and Procedures	35

Item 4.	Controls and Procedures	36

PART II. Other Information:

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	38

SIGNATURES		39

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Operating Revenues	$83,767	$79,174	$259,478	$243,250

Operating Expenses
Purchased Power - affiliates	15,008	13,769	47,746	41,724
Purchased Power - other	25,123	24,284	76,573	78,408
Production	2,881	2,780	9,059	8,725
Transmission - affiliates	(1,396)	108	6,047	3,021
Transmission - other	5,304	4,405	13,625	12,397
Other operation	12,125	12,011	40,164	39,018
Maintenance	6,518	7,476	19,160	21,404
Depreciation	3,936	3,835	11,704	11,349
Taxes other than income	3,833	3,755	11,585	11,259
Income tax expense	3,120	1,604	5,825	3,848
Total Operating Expenses	76,452	74,027	241,488	231,153

Utility Operating Income	7,315	5,147	17,990	12,097

Other Income
Equity in earnings of affiliates	4,043	1,521	12,242	4,812
Allowance for equity funds during construction	67	9	131	25
Other income	807	758	2,443	2,874
Other deductions	(1,301)	(592)	(3,466)	(1,612)
Income tax expense	(1,467)	(385)	(4,350)	(1,275)
Total Other Income	2,149	1,311	7,000	4,824

Interest Expense
Interest on long-term debt	2,833	1,799	6,946	5,397
Other interest	183	341	1,718	985
Allowance for borrowed funds during construction	(33)	(3)	(64)	(9)
Total Interest Expense	2,983	2,137	8,600	6,373

Net Income	6,481	4,321	16,390	10,548
Dividends declared on preferred stock	92	92	276	276
Earnings available for common stock	$6,389	$4,229	$16,114	$10,272

Per Common Share Data:
Basic earnings per share	$0.62	$0.41	$1.56	$1.01
Diluted earnings per share	$0.61	$0.41	$1.55	$0.99

Average shares of common stock outstanding - basic	10,352,262	10,197,869	10,321,998	10,173,647
Average shares of common stock outstanding - diluted	10,422,143	10,380,747	10,399,062	10,337,226

Dividends declared per share of common stock	$0.23	$0.23	$0.92	$0.92
The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Net Income	$6,481	$4,321	$16,390	$10,548

Other comprehensive income, net of tax:

Defined benefit pension and postretirement medical plans:
Portion reclassified through amortizations, included in benefit costs and recognized in net income:
Actuarial losses, net of income taxes of $0, $3, $1 and $9	0	5	1	14
Prior service cost, net of income taxes of $2, $2, $7 and $7	4	3	10	10
	4	8	11	24
Portion reclassified due to adoption of SFAS 158 measurement provision, included in retained earnings
Prior service cost, net of income taxes of $0, $0, $2 and $0	0	0	4	0
	0	0	4	0

Comprehensive income adjustments	4	8	15	24

Total comprehensive income	$6,485	$4,329	$16,405	$10,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Utility plant
Utility plant, at original cost	$550,211	$538,229
Less accumulated depreciation	242,772	235,465
Utility plant, at original cost, net of accumulated depreciation	307,439	302,764
Property under capital leases, net	6,108	6,788
Construction work-in-progress	18,153	9,611
Nuclear fuel, net	1,498	1,105
Total utility plant, net	333,198	320,268

Investments and other assets
Investments in affiliates	97,639	93,452
Non-utility property, less accumulated depreciation ($3,676 in 2008 and $3,681 in 2007)	1,715	1,646
Millstone decommissioning trust fund	5,220	5,645
Other	6,156	7,504
Total investments and other assets	110,730	108,247

Current assets
Cash and cash equivalents	10,728	3,803
Restricted cash	1	62
Special deposits	1	1,000
Accounts receivable, less allowance for uncollectible accounts ($1,766 in 2008 and $1,751 in 2007)	23,503	24,086
Accounts receivable - affiliates, less allowance for uncollectible accounts ($48 in 2008 and 2007)	357	254
Unbilled revenues	15,688	17,665
Materials and supplies, at average cost	5,609	5,461
Prepayments	8,069	8,942
Deferred income taxes	1,975	3,638
Power-related derivatives	4,445	707
Other current assets	1,049	1,081
Total current assets	71,425	66,699

Deferred charges and other assets
Regulatory assets	29,354	31,988
Other deferred charges - regulatory	8,069	8,988
Other deferred charges and other assets	5,302	4,124
Power-related derivatives	929	-
Total deferred charges and other assets	43,654	45,100

TOTAL ASSETS	$559,007	$540,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)
	September 30, 2008	December 31, 2007
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized, 12,549,552 issued and 10,358,703 outstanding at September 30, 2008 and 12,474,687 issued and 10,244,559 outstanding at December 31, 2007	$75,297	$74,848
Other paid-in capital	57,396	56,324
Accumulated other comprehensive loss	(363)	(378)
Treasury stock, at cost, 2,190,849 shares at September 30, 2008 and 2,230,128 shares at December 31, 2007	(49,841)	(50,734)
Retained earnings	115,310	108,747
Total common stock equity	197,799	188,807
Preferred and preference stock not subject to mandatory redemption	8,054	8,054
Preferred stock subject to mandatory redemption	1,000	2,000
Long-term debt	175,350	112,950
Capital lease obligations	5,206	5,889
Total capitalization	387,409	317,700

Current liabilities
Current portion of preferred stock subject to mandatory redemption	1,000	1,000
Current portion of long-term debt	3,000	3,000
Accounts payable	3,881	6,253
Accounts payable - affiliates	10,318	13,205
Notes payable	8,400	63,800
Dividends payable	2,382	-
Nuclear decommissioning costs	1,834	2,309
Power-related derivatives	1,580	3,225
Other current liabilities	26,150	20,761
Total current liabilities	58,545	113,553

Deferred credits and other liabilities
Deferred income taxes	40,344	33,666
Deferred investment tax credits	3,056	3,341
Nuclear decommissioning costs	8,383	9,580
Asset retirement obligations	3,346	3,200
Accrued pension and benefit obligations	16,576	19,874
Power-related derivatives	4,787	4,592
Other deferred credits - regulatory	12,237	9,395
Other deferred credits and other liabilities	24,324	25,413
Total deferred credits and other liabilities	113,053	109,061

Commitments and contingencies

TOTAL CAPITALIZATION AND LIABILITIES	$559,007	$540,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands) (unaudited)
	Nine months ended September 30
Cash flows provided (used) by:	2008	2007
OPERATING ACTIVITIES
Net income	$16,390	$10,548
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(12,242)	(4,812)
Distributions received from affiliates	8,174	3,734
Depreciation	11,704	11,349
Deferred income taxes and investment tax credits	7,680	(223)
Non-cash employee benefit plan costs	4,065	5,396
Regulatory and other amortization, net	(1,428)	(3,604)
Other non-cash expense, net	3,914	2,655
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues	758	2,548
Decrease in accounts payable	(4,488)	(4,929)
Decrease in accrued income taxes	(1,808)	0
Decrease in other current assets	3,531	1,566
Decrease in special deposits and restricted cash for power collateral	61	3,519
Employee benefit plan funding	(7,701)	(8,557)
Increase in other current liabilities	4,579	2,347
Other non-current assets and liabilities and other	(396)	(315)
Net cash provided by operating activities	32,793	21,222
INVESTING ACTIVITIES
Construction and plant expenditures	(25,687)	(16,654)
Investments in available-for-sale securities	(969)	(1,410)
Proceeds from sale of available-for-sale securities	763	1,355
Return of capital from investments in affiliates	96	0
Other investments and capital expenditures	(230)	165
Net cash used for investing activities	(26,027)	(16,544)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,817	1,313
Common and preferred dividends paid	(7,393)	(7,294)
Proceeds from issuance of first mortgage bonds	60,000	0
Repayment of notes payable	(53,000)	0
Debt issuance and deferred common stock offering costs	(883)	0
Proceeds from borrowings under revolving credit facility	9,300	30,100
Repayments under revolving credit facility	(9,300)	(27,675)
Retirement of preferred stock subject to mandatory redemption	(1,000)	(1,000)
Decrease in special deposits held for preferred stock redemptions	1,000	1,000
Proceeds from letter of credit	2,400	0
Payments for unremarketed revenue bonds	(2,400)	0
Other	(382)	(367)
Net cash provided by (used for) financing activities	159	(3,923)
Net increase in cash and cash equivalents	6,925	755
Cash and cash equivalents at beginning of the period	3,803	2,799
Cash and cash equivalents at end of the period	$10,728	$3,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock			Accumulated	Treasury Stock
			Other	Other
	Shares		Paid-in	Comprehensive			Retained
	Issued	Amount	Capital	Loss	Shares	Amount	Earnings	Total
Balance, December 31, 2007	12,474,687	$74,848	$56,324	$(378)	2,230,128	$(50,734)	$108,747	$188,807
Adjust to initially apply SFAS 158 measurement provision, net of tax				4			(50)	(46)
Net income							16,390	16,390
Other comprehensive income				11				11
Dividend reinvestment plan					(39,279)	893		893
Stock options exercised	58,000	348	772					1,120
Share-based compensation	16,865	101	241					342
Dividends declared on common and preferred stock							(9,774)	(9,774)
Amortization of preferred stock issuance expense			12					12
Gain (loss) on capital stock			47				(3)	44
Balance, September 30, 2008	12,549,552	$75,297	$57,396	$(363)	2,190,849	$(49,841)	$115,310	$197,799

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

Based on a PSB-approved Accounting Order, we record the changes in fair value of power-related derivative financial instruments as deferred charges or deferred credits on the balance sheet, depending on whether the fair value is an unrealized loss or gain.  The corresponding offsets are recorded as current and long-term assets or liabilities depending on the duration of the contracts.  During the first nine months of 2008, we entered into several forward sale contracts to sell a majority of our forecasted excess power in 2009.  These transactions are for physical delivery except for one price swap transaction that settles financially.  The swap effectively produces the same fixed-price result as a physical sale while reducing potential collateral requirements to ISO-New England.  At September 30, 2008, four of our power-related derivative contracts had an estimated fair value of an unrealized loss of $6.4 million, and nine had an estimated fair value of an unrealized gain of $5.4 million.  Realized gains and losses for forward power sales are recorded as increases to or reductions of operating revenues, respectively.  For forward purchase contracts and financial transmission rights, realized gains and losses are recorded as reductions of or additions to purchased power expense, respectively.  Realized amounts are recorded in the period when the contracts are settled.  See Note 5 - Fair Value for a discussion of the estimated fair value of all of our power-related derivatives.

Supplemental Financial Statement Data Supplemental financial information for the accompanying financial statements is provided below.

Investments and Other Assets:  We provide an Officers' Supplemental Retirement Plan ("SERP") to certain of our executive officers.  The SERP is designed to supplement the retirement benefits available through our qualified Pension Plan.  Benefits are funded through life insurance policies held by a Rabbi Trust.  Rabbi Trust assets are not considered plan assets for accounting purposes under SFAS 87, Employer's Accounting for Pensions.  The current values of certain policies are affected by changes in the equity market. The Rabbi Trust balance, included in Other in Investments and Other Assets on our Condensed Consolidated Balance Sheets, was $6.2 million at September 30, 2008 and $7.5 million at December 31, 2007.  Changes in cash surrender values are included in Other deductions on our Condensed Consolidated Statements of Income.

Reclassifications Certain prior year amounts have been reclassified to conform to the current year presentation. Power-related derivatives of $0.7 million have been reclassified from Other current assets to a separate line on the December 31, 2007 Condensed Consolidated Balance Sheet.  We reclassified prior year amounts included on the Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2007.  Reduction in capital lease obligations of $(0.7) million and Stock reacquisition and other of $0.3 million are now included in Other within Financing activities.

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

SFAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date," or the "exit price."  We must determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability (if available), and not on our assumptions.  The identification of market participant assumptions provides a basis for determining the inputs to be used in pricing each asset or liability.  SFAS 157 also establishes a three-level fair value hierarchy, reflecting the extent to which inputs to the determination of fair value can be observed, and requires fair value disclosures based upon this hierarchy.  The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flows.  See Note 5 - Fair Value for additional information.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by allowing entities to delay its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We have deferred the application of SFAS 157 related to asset retirement obligations until January 1, 2009, as permitted by this FSP.

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

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 to a financial asset in a market that is not active.  The FSP provides an example to illustrate the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP became effective on the date of issuance, and it did not impact our financial position, results of operations or cash flows.

Pension and Postretirement:  We adopted the recognition and disclosure provisions of SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158") as of December 31, 2006.  SFAS 158 requires companies to measure plan assets and benefit obligations as of the same date as their fiscal year-end balance sheet.  This provision of SFAS 158 is effective for CVPS in 2008 and we adopted the measurement provisions on January 1, 2008.  For the purpose of determining the impact of adoption, we estimated that changing the annual benefit measurement date from September 30, 2008 to December 31, 2008 resulted in a pre-tax charge of $1.3 million, of which $0.1 million was recorded to retained earnings.  Our pension and postretirement medical plans will be remeasured as of December 31, 2008.  In our most recent retail rate proceeding we received approval for recovery of the regulated utility portion of the impact resulting from the change in measurement date.  Accordingly, we have recorded a regulatory asset of $1.2 million in the first quarter of 2008 that will be amortized over five years, commencing on February 1, 2008.

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

SFAS 162:  In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presently in conformity with U.S. GAAP.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not believe that implementation of SFAS 162 will have any impact on our financial statements.

NOTE 2 - EARNINGS PER SHARE ("EPS")
The Condensed Consolidated Statements of Income include basic and diluted per share information.  The table below provides a reconciliation of the numerator and denominator used in calculating basic and diluted EPS (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Numerator for basic and diluted EPS:
Net income	$6,481	$4,321	$16,390	$10,548
Dividends declared on preferred stock	92	92	276	276
Net income available for common stock	$6,389	$4,229	$16,114	$10,272

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding	10,352,262	10,197,869	10,321,998	10,173,647
Dilutive effect of stock options	51,445	166,309	62,872	150,948
Dilutive effect of performance shares	18,436	16,569	14,192	12,631
Weighted-average diluted shares of common stock outstanding	10,422,143	10,380,747	10,399,062	10,337,226

All outstanding stock options were included in the computation of diluted shares for the third quarter and first nine months of 2008 and 2007 because the exercise prices were below the average market price of the common shares.  A total of 12,159 performance shares were excluded from the computation for the first nine months of 2008 because they are antidilutive.

NOTE 3 - INVESTMENTS IN AFFILIATES
Summarized financial information for VELCO consolidated follows (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Operating revenues	$18,632	$12,100	$55,105	$37,197
Operating income	$9,087	$5,451	$26,769	$15,943

Net income before non-controlling interest	$8,237	$3,080	$24,905	$9,341
Less members non-controlling interest in net income	7,629	2,373	22,885	7,098
Net income	$608	$707	$2,020	$2,243

Ownership interest	47.05%	47.05%	47.05%	47.05%
Equity in net income	$300	$293	$946	$1,076

Summarized financial information for Transco, also included in VELCO consolidated financial information above, follows (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Operating revenues	$18,517	$11,995	$54,737	$36,880
Operating income	$9,556	$5,876	$28,136	$17,163
Net income	$8,787	$3,488	$26,321	$10,388

Ownership interest	39.79%	29.86%	39.79%	29.86%
Equity in net income	$3,702	$1,110	$11,109	$3,353

Included in Transco's operating revenues above are transmission services to us amounting to a $1.4 million credit in the third quarter and a $6 million charge in the first nine months of 2008 and charges of $0.1 million in the third quarter and $3 million in the first nine months of 2007.  These amounts are reflected as Transmission - affiliates on our Condensed Consolidated Statements of Income.  Transmission services provided by Transco are billed to us under the 1991 Transmission Agreement ("VTA").  All Vermont electric utilities are parties to the VTA.  In June 2007, FERC issued an Order combining three FERC filings related to the VTA, including a request by five municipal utilities for FERC approval to withdraw from the VTA and take transmission service under a different tariff, and a request by Transco for revisions to the VTA.  The parties reached a preliminary settlement in January 2008 and filed a definitive settlement agreement with the FERC in March 2008.  The settlement agreement is supported by all parties, including us, and resolves all issues that were raised in the FERC proceedings.  The settlement agreement must be approved by the FERC and related amendments to the Transco Operating Agreement, necessary to implement the settlement, must be approved by the PSB.  The FERC approved the settlement agreement on August 22, 2008, but related amendments to the Transco Operating Agreement, necessary to implement the settlement, must be approved by the PSB, which has not yet taken action.  Therefore, the settlement was not effective at September 30, 2008.  When the settlement becomes effective we will assess the change as a reconsideration event under FIN 46R, Consolidation of Variable Interest Entities.

Summarized financial information for VYNPC follows (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Operating revenues	$41,497	$38,413	$132,291	$114,705
Operating (loss) income	$(41)	$688	$(39)	$2,520
Net income	$60	$188	$294	$606

Ownership interest	58.85%	58.85%	58.85%	58.85%
Equity in net income	$35	$110	$173	$356

Included in VYNPC's operating revenues above are sales to us of approximately $14.5 million in the third quarter and $46.1 million in the first nine months of 2008 and $13.2 million in the third quarter and $39.7 million in the first nine months of 2007.  These are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.  Also see Note 9 - Commitments and Contingencies.

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic.  All three companies have completed plant decommissioning and the operating licenses have been amended by the Nuclear Regulatory Commission ("NRC") for operation of Independent Spent Fuel Storage Installations.  All three remain responsible for safe storage of the spent nuclear fuel and waste at the sites until the United States Department of Energy ("DOE") meets its obligation to remove the material from the sites.  Our share of the companies' estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets and nuclear decommissioning liabilities (current and non-current).  These amounts are adjusted when revised estimates are provided.  At September 30, 2008, we had regulatory assets of $1.2 million for Maine Yankee, $6.4 million for Connecticut Yankee and $2.6 million for Yankee Atomic.  These estimated costs are being collected from customers through existing retail rate tariffs.  Total billings from the three companies amounted to $0.6 million in the third quarter and $1.7 million in the first nine months of 2008 and $0.6 million in the third quarter and $2 million in the first nine months of 2007.  These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.

All three companies have been seeking recovery of fuel storage-related costs stemming from the default of the DOE under the 1983 fuel disposal contracts that were mandated by the United States Congress under the Nuclear Waste Policy Act of 1982.  Under the Act, the companies believe the DOE was required to begin removing spent nuclear fuel and Greater than Class C material from the nuclear plants no later than January 31, 1998 in return for payments by each company into the nuclear waste fund.  No fuel has been collected by the DOE, and each company's spent fuel is stored at its own site.  Maine Yankee, Connecticut Yankee and Yankee Atomic collected the funds from us and other wholesale utility customers, under FERC-approved wholesale rates, and our share of these payments was collected from our retail customers.

In 2006, the United States Court of Federal Claims issued judgment in the spent fuel litigation.  Maine Yankee was awarded $75.8 million in damages through 2002, Connecticut Yankee was awarded $34.2 million through 2001 and Yankee Atomic was awarded $32.9 million through 2001.  In December 2006, the DOE filed a notice of appeal of the court's decision and all three companies filed notices of cross appeals.  In August 2008, the United States Court of Appeals for the Federal Circuit issued a decision on the appeals affirming most of original findings except for certain methodologies used in calculating the damage claims.  None of the companies has recognized the damage awards on its books.  Each of the companies' respective FERC settlements requires that damage payments, net of taxes and net of further spent fuel trust funding, if any, be credited to wholesale ratepayers including us.  We expect that our share of these awards, if any, would be credited to our retail customers.

In December 2007, the three companies filed a second round of claims against the government for damages sustained from 2002 for Maine Yankee and from 2001 for Connecticut Yankee and Yankee Atomic.

We cannot predict the ultimate outcome of these cases due to the pending appeals and the complexity of the issues in the second round of cases.

NOTE 4 - RETAIL RATES AND REGULATORY ACCOUNTING
Retail Rates In January 2008, the PSB approved a settlement agreement that we previously reached with the Vermont Department of Public Service ("DPS").  The settlement included, among other things, a 2.30 percent rate increase (additional revenue of $6.4 million on an annual basis) effective February 1, 2008 and a 10.71 percent rate of return on equity, capped until our next rate proceeding or approval of the alternative regulation plan proposal that we submitted in August 2007.  We also agreed to conduct an independent business process review to assure our cost controls are sufficiently challenging and that we are operating efficiently.

The business process review commenced in April 2008 and concluded in October 2008.  The final report, which was generally positive about company operations, included 51 recommendations for improvement covering a wide range of areas in the company.  We intend to collaborate on the implementation of these recommendations with the DPS and file an implementation plan with the PSB.  The cost of the review, approximately $0.4 million, did not affect our income statement because the costs have been deferred for future recovery in rates.  Additionally, implementation of the recommendations is expected to have little impact on our financial results.

On September 30, 2008, the PSB issued an Order approving, with modifications, the alternative regulation plan proposal that we submitted in August 2007.  The plan became effective on November 1, 2008.  It expires on December 31, 2011, but we have an option to petition for an extension beyond 2011.  The plan replaces the traditional ratemaking process and allows for quarterly rate adjustments to reflect power supply and transmission-by-others cost changes and annual rate adjustments to reflect changes, within predetermined limits, from the allowed earnings level.  The allowed return on equity is reduced from 10.71 percent to 10.21 percent as of the effective date of the plan, per a settlement agreement that we reached with the DPS.  Under the plan, the allowed return on equity will be adjusted annually to reflect one half of the change in the yield on the 10-year Treasury note as measured over the last 20 trading days prior to October 15 of each year.

The plan encourages efficiency in operations.  It also includes provisions for us to contribute to a to-be-established low-income bill-assistance program; to develop an annual fixed-power-price option for retail consumers; and to track and report annually on the number of retail customers affected by supplier-caused outages. In its Order, the PSB also approved a previous settlement that we reached with the Conservation Law Foundation, a regional environmental advocacy organization.  That settlement included: 1) implementing automated metering infrastructure, which we refer to as CVPS SmartPowerTM, as quickly as we reasonably can under a timetable to be approved by the PSB; 2) introducing demand response programs for all customer classes; 3) advancing Vermont-based renewable power generation; and 4) working with the DPS and Vermont Energy Efficiency Utility ("EEU"), which is charged with implementing energy efficiency programs throughout Vermont, to develop and implement an EEU program to promote installation of efficient heating systems such as solar thermal hot-water systems, small combined-heat and-power systems and cost-effective heat pumps.

On October 10, 2008, we filed a Motion for Reconsideration and Clarification with the PSB requesting clarification and amendments to certain portions of its Order that created uncertainty and had the potential to create significant disputes in the administration of our plan.  On October 15, 2008, the DPS filed its response to our motion.  On October 23, 2008, the PSB issued a favorable order on our motion.  The PSB clarified, among other things that the quarterly power adjustments and annual earnings sharing adjustments will commence on January 1, 2009 with the first power adjustment filing due on May 1, 2009, for effect on July 1, 2009.

On October 31, 2008, pursuant to the PSB Order, we filed a revised and restated alternative regulation plan incorporating the provisions in the September 30 and October 23, 2008 Orders.  We also submitted a base rate filing for the rate year commencing January 1, 2009 that reflects a 0.33 percent increase in retail rates.  The result of the return on equity adjustment for 2009, as measured over the last 20 trading days prior to October 15, 2008 as compared to the same period in 2007, was a reduction of 0.44 percent, resulting in an allowed return on equity for 2009 of 9.77 percent.  If the PSB chooses not to suspend the rate filing, new rates would be in effect as early as January 1, 2009.  If the PSB suspends the base rate filing, the new rates will be in effect following an order by the PSB approving the rates, which we expect will be issued no later than July 1, 2009.  The base rate filing is also intended to be the basis for future years' non-power cost caps under our alternative regulation plan.  We cannot predict the outcome of the base rate filing at this time.

Regulatory Accounting Under SFAS 71, we account for certain transactions in accordance with permitted regulatory treatment whereby regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered through future revenues.  In the event that we no longer meet the criteria under SFAS 71 and there is not a rate mechanism to recover these costs, we would be required to write off $15.4 million of regulatory assets (total regulatory assets of $29.4 million less pension and postretirement medical costs of $14 million), $8.1 million of other deferred charges - regulatory and $12.2 million of other deferred credits - regulatory.  This would result in a total extraordinary charge to operations of $11.3 million on a pre-tax basis as of September 30, 2008.  We would be required to record pre-tax pension and postretirement costs of $13 million to Accumulated Other Comprehensive Loss and $1 million to Retained Earnings as reductions to stockholders' equity.  We would also be required to determine any potential impairment to the carrying costs of deregulated plant.

All regulatory assets are being recovered in retail rates and are earning a return except for income taxes, nuclear plant dismantling costs and pension and postretirement medical costs.  Regulatory assets, certain other deferred charges and other deferred credits are shown in the table below (dollars in thousands).

	September 30, 2008	December 31, 2007
Regulatory assets
Pension and postretirement medical costs - SFAS 158	$13,993	$14,673
Nuclear plant dismantling costs	10,216	11,889
Nuclear refueling outage costs - Millstone Unit #3	0	820
Income taxes	4,052	3,757
Asset retirement obligations and other	1,093	849
Total Regulatory assets	29,354	31,988

Other deferred charges - regulatory
Vermont Yankee sale costs (tax)	673	673
Unrealized losses on power-related derivatives	6,367	7,817
Other	1,029	498
Total Other deferred charges - regulatory	8,069	8,988

Other deferred credits - regulatory
Asset retirement obligation - Millstone Unit #3	2,550	3,085
Vermont Yankee related deferrals	941	1,596
Emission allowances and renewable energy credits	385	616
Unrealized gains on power-related derivatives	5,346	707
Environmental remediation	1,231	1,834
Other	1,784	1,557
Total Other deferred credits - regulatory	$12,237	$9,395

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

The valuation technique (or a combination of valuation techniques) utilized to measure fair value is the one that is appropriate given the circumstances and for which sufficient data is available.  Techniques must be consistently applied, but a change in the valuation technique is appropriate if new information is available.

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

Level 1:  Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the reporting date.  Level 1 includes cash equivalents that consist of money market funds.

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

Recurring Measures The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that are accounted for at fair value on a recurring basis.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels (dollars in thousands):

	Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund	$0	$5,220	$0	$5,220
Cash and cash equivalents	8,836	0	0	8,836
Power-related derivatives - current	0	0	4,445	4,445
Power-related derivatives - long term	0	0	929	929
Total	$8,836	$5,220	$5,374	$19,430

Liabilities:
Power-related derivatives - current	$0	$0	$1,580	$1,580
Power-related derivatives - long term	0	0	4,787	4,787
Total	$0	$0	$6,367	$6,367

Millstone Decommissioning Trust Our primary valuation technique to measure the fair value of our nuclear decommissioning trust investments is the market approach.  Actively traded quoted prices cannot be obtained for the funds in our decommissioning trusts.  However, actively traded quoted prices for the underlying securities comprising the funds have been obtained.  Due to these observable inputs, fixed income, equity and cash equivalent securities in the funds are classified as Level 2.

Cash and Cash Equivalents We use the market approach to measure the fair values of money market funds that are included in Cash and Cash Equivalents.  We are able to obtain actively traded quoted prices for these funds.

Power-related Derivatives We estimate the fair values of power-related derivatives based on the best market information available, including the use of internally developed models and broker quotes for forward energy contracts.  We use other models and our own assumptions about future congestion costs for valuing financial transmission rights.  We also use a binomial tree model and an internally developed long-term price forecast to value a power-related option contract.

Level 3 Changes The following table is a reconciliation of changes in the net fair value of power-related derivatives which are classified as Level 3 in the fair value hierarchy.  There were no transfers into or out of Level 3 during the periods presented (dollars in thousands).

	Three months ended	Nine months ended
Balance at Beginning of Period	$(13,905)	$(7,110)
Net realized (losses) gains recognized in Purchased Power - other	(14)	2
Net unrealized losses included in regulatory liability (asset)	12,393	4,843
Purchases, sales, issuances and net settlements	533	1,272
Balance at September 30, 2008	$(993)	$(993)

Net realized (losses) gains relating to instruments still held during the period	$(15)	$18

Based on a PSB-approved Accounting Order, we record the change in fair value of power contract derivatives as deferred charges or deferred credits on the Condensed Consolidated Balance Sheet, depending on whether the fair value is an unrealized loss or gain.  The corresponding offsets are current and long-term assets or liabilities depending on the duration.

NOTE 6 - LONG-TERM DEBT
Long-term debt consists of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
First Mortgage Bonds
6.27%, Series NN, due 2008	$3,000	$3,000
5.00%, Series SS, due 2011	20,000	20,000
5.72%, Series TT, due 2019	55,000	55,000
6.90%, Series OO, due 2023	17,500	17,500
6.83%, Series UU, due 2028	60,000	0
8.91%, Series JJ, due 2031	15,000	15,000
Revenue Bonds
New Hampshire Industrial Development Authority Bonds
3.75%, due 2009	5,450	5,450
Letter of Credit Draw (5.00% at September 30, 2008)	2,400	0
Total long-term debt	178,350	115,950
Less current amount payable, due within one year	3,000	3,000
Total long-term debt less current portion	$175,350	$112,950

First Mortgage Bonds:  On May 15, 2008, we issued $60 million of our First Mortgage 6.83% Bonds, Series UU due May 15, 2028.  The issuance was pursuant to our Indenture of Mortgage dated as of October 1, 1929, as amended and supplemented by supplemental indentures, including the Forty-Sixth Supplemental Indenture, dated May 1, 2008.  The Bonds were issued in a private placement in reliance on exemptions from registration under the Securities Act of 1933, as amended, pursuant to the terms of a Bond Purchase Agreement, dated May 15, 2008, among us and 10 institutional investors.  The bond issuance required prior approval by the PSB, which we received on April 23, 2008.   We used the proceeds of this offering to repay a $53 million short-term note and for other general corporate purposes.

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

Letter of Credit Draw:  This is related to the unremarketed revenue bonds described in Note 7 - Notes Payable and Credit Facility.

Dividend and Optional Stock Redemption Restrictions:  We have a $25 million revolving credit facility that restricts optional redemptions of capital stock.  The First Mortgage Bond indenture and our Articles of Association also contain certain restrictions on the payment of cash dividends on and optional redemptions of all capital stock.  Under the most restrictive of these provisions, approximately $63.7 million of retained earnings was not subject to such restriction at September 30, 2008.  The Articles also restrict the payment of common dividends or purchase of any common shares if the common equity level falls below 25 percent of total capital, applicable only as long as Preferred Stock is outstanding.  Our Articles of Association also contain a covenant that requires us to maintain a minimum common equity level of approximately $3.3 million as long as any Preferred Stock is outstanding.

Covenants:  Our long-term debt indentures, letters of credit, and credit facility contain financial and non-financial covenants.  The most restrictive financial covenants include maximum debt to total capitalization of 65 percent, and minimum interest coverage of 2 times.  At September 30, 2008, we were in compliance with all covenants.

NOTE 7 - NOTES PAYABLE AND CREDIT FACILITY
Notes payable consists of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Revenue Bonds
Vermont Industrial Development Authority Bonds
Variable, due 2013 (5.00 % at September 30, 2008 and 3.05% at December 31, 2007)	$3,400	$5,800
Connecticut Development Authority Bonds
Variable, due 2015 (1.60% at September 30, 2008 and 3.55% at December 31, 2007)	5,000	5,000
Short term note payable
Variable, due June 30, 2008 (5.44% at December 31, 2007)	0	53,000
Total Notes Payable	$8,400	$63,800

Revenue Bonds:  We have three outstanding secured letters of credit, issued by one bank, totaling $16.9 million in support of the two revenue bonds listed in the table above and another for $5.5 million that is included in long-term debt.  We pay an annual fee of 0.9 percent on the letters of credit, based on our secured long-term debt rating.  On September 26, 2008, we extended the maturities of the letters of credit to November 30, 2009.  The letters of credit contain cross-default provisions to East Barnet, a wholly owned subsidiary.  These cross-default provisions generally relate to an inability to pay debt or debt acceleration, the levy of significant judgments, insolvency or violations under ERISA benefit plans.

In September 2008, remarketing of $2.4 million of the Vermont Industrial Development Authority Bonds was unsuccessful.  As a result, the letter of credit supporting the bonds was drawn on for $2.4 million to pay the bondholder.  See Note 6 - Long-Term Debt.  In October 2008, the bonds were successfully remarketed and the $2.4 million letter of credit draw was repaid.

Short-term note payable: On May 15, 2008, we used the proceeds from the issuance of First Mortgage Bonds as described in Note 6 - Long-Term Debt to repay in full a six-month unsecured note in the principal amount of $53 million.

Credit Facility: We have a 364-day, $25 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated December 28, 2007.  At September 30, 2008 no amounts were outstanding under this facility, but two letters of credit totaling $6 million have been issued to support certain power-related performance assurance requirements as described in Note 9 - Commitments and Contingencies.

In August 2008, we executed a term sheet with a lending institution to renew our unsecured revolving credit facility for a three year term and to increase the facility from $25 million to $40 million.  On November 3, 2008, we closed on the facility in escrow pending PSB approval.

NOTE 8 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The fair value of Pension Plan trust assets was $79.4 million at September 30, 2008 and $91.9 million at December 31, 2007. The unfunded accrued pension benefit obligation recorded on the Condensed Consolidated Balance Sheets was $0.7 million at September 30, 2008 and $1.7 million at December 31, 2007.

The fair value of Postretirement Plan trust assets was $12.7 million at September 30, 2008 and $13.2 million at December 31, 2007.  The unfunded accrued postretirement benefit obligation recorded on the Condensed Consolidated Balance Sheets was $10.9 million at September 30, 2008, and $13.1 million at December 31, 2007.

The decline in Pension and Postretirement trust assets was primarily due to decreases in equity security values, resulting from recent market performance.  Our benefit plans' funded status will be remeasured at December 31, 2008.

In June 2008, we contributed $3.1 million to the pension trust fund and $3.1 million to the postretirement medical trust funds.  We do not plan to make any additional contributions to these trust funds in 2008.  In June 2007, we contributed $4.1 million to the pension trust fund and $2.5 million to the postretirement medical trust funds.

Components of net periodic benefit costs follow (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Pension Benefits
Service cost	$823	$888	$2,469	$2,664
Interest cost	1,523	1,561	4,569	4,683
Expected return on plan assets	(1,831)	(1,680)	(5,493)	(5,040)
Amortization of net actuarial loss	0	146	0	438
Amortization of prior service cost	97	100	291	300
Net periodic benefit cost	612	1,015	1,836	3,045
Less amounts capitalized	121	164	309	516
Net benefit costs expensed	$491	$851	$1,527	$2,529

Postretirement Benefits
Service cost	$155	$145	$465	$435
Interest cost	403	377	1,209	1,131
Expected return on plan assets	(267)	(233)	(801)	(699)
Amortization of net actuarial loss	263	263	789	789
Amortization of transition obligation	64	64	192	192
Net periodic benefit cost	618	616	1,854	1,848
Less amounts capitalized	122	99	312	313
Net benefit costs expensed	$496	$517	$1,542	$1,535

Investment Strategy Our pension investment policy seeks to achieve sufficient growth to enable the Pension Plan to meet our future benefit obligations to participants, to maintain certain funded ratios and minimize near-term cost volatility.  Current guidelines specify generally that 61 percent of plan assets be invested in equity securities and 39 percent of plan assets be invested in debt securities.  The debt securities are fixed income assets.  Pension fixed income assets are invested in longer-duration bonds to match changes in plan liabilities.

Our postretirement medical benefit plan investment policy seeks to achieve sufficient funding levels to meet future benefit obligations to participants and minimize near-term cost volatility.  In early 2007, the plan assets were invested in cash equivalents.  Beginning in May 2007, we adopted an asset allocation mix similar to that of the Pension Plan assets.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Nuclear Decommissioning Obligations We have a 1.7303 joint-ownership percentage in Millstone Unit # 3, in which Dominion Nuclear Connecticut ("DNC") is the lead owner with 93.4707 percent of the plant joint-ownership.  The plant's operating license expires in November 2045.  In August 2008, the Nuclear Regulatory Commission ("NRC") approved DNC's request to increase the plant's generating capacity by approximately 7 percent.  DNC plans to increase the plant's generating capacity during its scheduled refueling outage, which began in October 2008.  This will increase our share of plant generation by 1.4 MW, and we are obligated to pay our ownership share of the related costs.

In January 2004 DNC filed, on behalf of itself and the two minority owners, including us, a lawsuit against the DOE seeking recovery of costs related to the storage of spent nuclear fuel arising from the failure of the DOE to comply with its obligations to commence accepting such fuel in 1998.  A trial commenced in May 2008.  On October 15, 2008, the United States Court of Federal Claims issued a favorable decision in the case, including damages specific to Millstone Unit #3.  The DOE is expected to appeal the court's decision.  We continue to pay our share of the DOE Spent Fuel assessment expenses levied on actual generation and will share in recovery from the lawsuit, if any, in proportion to our ownership interest.

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

Our obligations related to Maine Yankee, Connecticut Yankee and Yankee Atomic are described in Note 3 - Investments in Affiliates.  We also had a 35 percent ownership interest in the Vermont Yankee nuclear power plant through our equity investment in VYNPC, but the plant was sold in 2002.  Our obligation for plant decommissioning costs ended when the plant was sold, except that VYNPC retained responsibility for the pre-1983 spent fuel disposal cost liability.  VYNPC has a dedicated trust fund for this liability.  At this time, the fund balance is expected to equal or exceed the obligation.  Excess funds, if any, will be returned to us and must be applied to the benefit of retail consumers.

Long-Term Power Purchase Obligations Vermont Yankee: We are purchasing our entitlement share of Vermont Yankee plant output through the Purchase Power Agreement ("PPA") between Entergy Nuclear Vermont Yankee, LLC ("ENVY") and VYNPC.  An uprate in 2006 increased the plant's operating capacity by approximately 20 percent. After completion of the uprate, VYNPC's entitlement to plant output declined from 100 percent to 83 percent, and our entitlement share declined from 35 percent to 29 percent. Therefore our nominal entitlement continues to be approximately 180 MW.  ENVY has no obligation to supply energy to VYNPC over its entitlement share of plant output, so we receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating.  The plant normally shuts down for approximately one month every 18 months for maintenance and to insert new fuel into the reactor.  A scheduled refueling outage started on October 19, 2008 and is expected to be completed in mid November.  We normally purchase replacement energy in the wholesale markets in New England when the Vermont Yankee plant is not operating or is operating at reduced levels.

In July 2008 the Vermont Yankee plant reduced production levels (also referred to as a derate) for almost 12 days, reaching a low of approximately 17 to 20 percent capacity during some of that time.  The derate resulted from issues related to the plant's cooling towers.  The incremental costs of the replacement power that we purchased during that time amounted to approximately $1.1 million.  We also lost approximately $1.1 million in resale sales revenue during that time.  We were able to apply approximately $0.1 million as a reduction in purchased power expense from a regulatory liability established for the difference in the premium we paid for Vermont Yankee forced outage insurance and amounts currently collected in retail rates.

In the third quarter of 2007, the Vermont Yankee plant experienced a derate, after the collapse of a cooling tower at the plant, and a two-day unplanned outage associated with a valve failure.  We purchased replacement energy adequate to meet most of our hourly load obligations during that period.  The derate and unplanned outage increased our net power costs by about $1.3 million in the third quarter of 2007 through increased purchased power expense and decreased operating revenues due to reduced resale sales.  We were also able to apply $0.3 million as reduction in purchased power expense from the regulatory liability.

We are considering whether to seek recovery of the incremental costs from ENVY under the terms of the PPA based upon the results of a recent NRC inspection, in which the inspection team found that ENVY, among other things, did not have sufficient design documentation available to help it prevent problems with the cooling towers.  The NRC released its findings on October 14, 2008.  We cannot predict the outcome of this matter at this time.

We have forced outage insurance to cover additional costs, if any, of obtaining replacement power from other sources if the Vermont Yankee plant experiences unplanned outages.  The outage insurance does not apply to derates.  In the first quarter of 2008, we renegotiated the policy to extend coverage through March 31, 2009 instead of December 31, 2008.  The coverage applies to unplanned outages of up to 30 consecutive calendar days per outage event, and provides for payment of the difference between the spot market price and approximately $40/mWh. The aggregate maximum coverage is $12 million.

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

If the Vermont Yankee plant is permanently shut down for any reason prior to the end of its operating license, we would lose the economic benefit of an energy volume equal to close to 50 percent of our total committed supply and we would have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  Based on projected market prices as of September 30, 2008, the incremental replacement cost of lost power, including capacity, is estimated to average $58 million annually.  This estimate is based on projected market prices at a point in time and therefore can change significantly depending on market price volatility.  We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB would allow timely and full recovery of increased costs related to any such shutdown.  However, an early shutdown could materially impact our financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

Hydro-Quebec: We are purchasing power from Hydro-Quebec under the Vermont Joint Owners ("VJO") Power Contract and related contracts negotiated between us and Hydro-Quebec.  There are specific contractual provisions that provide that in the event any VJO participant fails to meet its obligation under the contract, the remaining VJO participants must "step-up" to the defaulting party's share on a pro rata basis.  The VJO contract runs through 2020, but our purchases end in 2016.  As of November 1, 2007, the annual load factor was reduced from 80 percent to 75 percent, and it will remain at 75 percent until the contract ends, unless the contract is changed or there is a reduction due to the adverse hydraulic conditions described below.  Total purchases under the VJO Contract were $15.9 million in the third quarter and $47.6 million in the first nine months of 2008 and $16.2 million in the third quarter and $48.8 million in the first nine months of 2007.

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

In accordance with FIN 45, we are required to disclose the "maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee."  Such disclosure is required even if the likelihood is remote.  With regard to the "step-up" provision in the VJO Power Contract, we must assume that all members of the VJO simultaneously default in order to estimate the "maximum potential" amount of future payments.  We believe this is a highly unlikely scenario given that the majority of VJO members are regulated utilities with regulated cost recovery.  Each VJO participant has received regulatory approval to recover the cost of this purchased power in their most recent rate applications.  Despite the remote chance that such an event could occur, we estimate that our undiscounted purchase obligation would be an additional $512 million for the remainder of the contract, assuming that all members of the VJO defaulted by October 1, 2008 and remained in default for the duration of the contract.  In such a scenario, we would then own the power and could seek to recover our costs from the defaulting members or our retail customers, or resell the power in the wholesale power markets in New England.  The range of outcomes (full cost recovery, potential loss or potential profit) would be highly dependent on Vermont regulation and wholesale market prices at the time.

Independent Power Producers:  We purchase power from a number of Independent Power Producers that own qualifying facilities under the Public Utility Regulatory Policies Act of 1978.  These qualifying facilities produce energy primarily using hydroelectric and biomass generation.  Most of the power comes through a state-appointed purchasing agent that allocates power to all Vermont utilities under PSB rules.  Total purchases were $5.3 million in the third quarter and $20.4 million in the first nine months of 2008 and $3.7 million in the third quarter and $16.1 million in the first nine months of 2007.

Performance Assurance We are subject to performance assurance requirements through ISO-New England under the Financial Assurance Policy for NEPOOL members.  We are required to post collateral for all net purchased power transactions since our credit limit with ISO-New England is zero.  Additionally, we are selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.  At September 30, 2008, our total collateral requirements amounted to $4.4 million.  We posted $6 million of letters of credit under our $25 million revolving credit facility and $1.2 million in cash to support these requirements.  In October 2008, we canceled a $1 million letter of credit because it was no longer required.  The cash is included in Cash and Cash Equivalents on the Condensed Consolidated Balance Sheet.

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

Operating leases We lease our vehicles and related equipment under one operating lease agreement.  We have guaranteed a residual value to the lessor in the event leased items are sold. The guarantee provides for reimbursement of up to 87 percent of the unamortized value of the lease portfolio.  Under the guarantee, if the entire lease portfolio had a fair value of zero at September 30, 2008, we would have been responsible for a maximum reimbursement of $7.7 million.  At December 31, 2008, we would have been responsible for a maximum reimbursement of $8.6 million.  At September 30, 2008 and at December 31, 2007, we had a liability of $0.2 million, which is offset in prepayments on the Condensed Consolidated Balance Sheet.

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

The reserve for environmental matters described below amounted to $1.8 million at September 30, 2008 and $1.9 million at December 31, 2007.  The current and long-term portions are included as liabilities on the Condensed Consolidated Balance Sheets.  The reserve represents our best estimate of the cost to remedy issues at these sites based on available information as of the end of the reporting period.  To our knowledge, there is no pending or threatened litigation regarding other sites with the potential to cause material expense.  No government agency has sought funds from us for any other study or remediation.

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal.  Later, we sited various operations there.  Due to the existence of coal tar deposits, polychlorinated biphenyl contamination and the potential for off-site migration, we conducted studies in the late 1980s and early 1990s to quantify the potential costs to remediate the site.  Investigation at the site has continued, including work with the State of Vermont to develop a mutually acceptable solution.  Based on the most current cost estimate of remediation for this site, our liability for site remediation is expected to range from $0.9 million to $2.3 million.  As of September 30, 2008, we accrued $1.3 million representing the most likely cost of the remediation effort.

Brattleboro Manufactured Gas Facility: In the 1940s, we owned and operated a manufactured gas facility in Brattleboro, Vermont.  We ordered a site assessment in 1999 at the request of the State of New Hampshire.  In 2001, New Hampshire indicated that no further action was required, though it reserved the right to require further investigation or remedial measures.  In 2002, the Vermont Agency of Natural Resources notified us that our corrective action plan for the site was approved.  That plan is now in place.  Based on the most current cost estimate of remediation for this site, our liability for site remediation is expected to range from $0.1 million to $1.3 million.  As of September 30, 2008, we accrued $0.5 million representing the most likely cost of the remediation effort.

Reserve for Loss on Power Contract On January 1, 2004, we terminated a long-term power contract with Connecticut Valley Electric Company, a regulated electric utility that used to be our wholly owned subsidiary.  In accordance with the requirements of SFAS 5, Accounting for Contingencies, we recorded a $14.4 million pre-tax loss accrual in the first quarter of 2004 related to the contract termination.  The loss accrual represented our best estimate of the difference between expected future sales revenue in the wholesale market for the purchased power that was formerly sold to Connecticut Valley Electric Company and the net cost of purchased power obligations.  We review this estimate at the end of each reporting period and will increase the reserve if the revised estimate exceeds the recorded loss accrual.  The loss accrual is being amortized on a straight-line basis through 2015, the estimated life of the power contracts that were in place to supply power under the contract.  The reserve amounted to $8.7 million at September 30, 2008 and $9.6 million at December 31, 2007.  The current and long-term portions are included as liabilities on the Condensed Consolidated Balance Sheets.

Catamount Indemnifications In 2005 we sold our remaining interests in Catamount Energy Corporation ("Catamount"), our wholly owned subsidiary.  As part of the sale, we agreed to indemnify Catamount, the purchaser, its successors and assigns, and certain of the purchaser's affiliates, in respect of a breach of certain representations, warranties and covenants.  Indemnification is subject to a $1.5 million deductible and a $15 million cap, excluding certain customary items.  Environmental representations are subject to the deductible and the cap, and such environmental representations for only two of Catamount's underlying energy projects survived beyond June 30, 2007.  Our estimated "maximum potential" amount of future payments related to these indemnifications is limited to $15 million.  We have not recorded any liability related to these indemnifications.

NOTE 10 - SEGMENT REPORTING
The following table provides segment financial data (dollars in thousands).  Inter-segment revenues were a nominal amount in all periods presented.

			Reclassification &
		Other	Consolidating
	CV-VT	Companies	Entries	Consolidated
Three Months Ended
September 30, 2008
Revenues from external customers	$83,767	$448	$(448)	$83,767
Net income	$6,417	$64	$0	$6,481
Total assets at September 30, 2008	$557,215	$2,068	$(276)	$559,007

September 30, 2007
Revenues from external customers	$79,174	$446	$(446)	$79,174
Net income	$4,212	$109	$0	$4,321
Total assets at December 31, 2007	$538,481	$2,134	$(301)	$540,314

Nine Months Ended
September 30, 2008
Revenues from external customers	$259,478	$1,314	$(1,314)	$259,478
Net income	$16,186	$204	$0	$16,390
Total assets at September 30, 2008	$557,215	$2,068	$(276)	$559,007

September 30, 2007
Revenues from external customers	$243,250	$1,320	$(1,320)	$243,250
Net income	$10,123	$425	$0	$10,548
Total assets at December 31, 2007	$538,481	$2,134	$(301)	$540,314

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

Forward-looking statements Statements contained in this report that are not historical fact are forward-looking statements within the meaning of the 'safe-harbor' provisions of the Private Securities Litigation Reform Act of 1995.  Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.  Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Actual results will depend upon, among other things:

▪	the actions of regulatory bodies with respect to allowed rates of return, continued recovery of regulatory assets and the application of alternative regulation;
▪	performance and continued operation of the Vermont Yankee nuclear power plant;
▪	effects of and changes in weather and economic conditions;
▪	volatility in wholesale power markets;
▪	our ability to maintain or improve our current credit ratings;
▪	the operations of ISO-New England;
▪	changes in the cost or availability of capital;
▪	changes in financial or regulatory accounting principles or policies imposed by governing bodies;
▪	capital market conditions, including price risk due to marketable securities held as investments in trust for nuclear decommissioning, pension and postretirement medical plans;
▪	changes in the levels and timing of capital expenditures, including our discretionary future investments in Transco;
▪	our ability to replace or renegotiate our long-term power supply contracts;
▪	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and
▪	other presently unknown or unforeseen factors.

We cannot predict the outcome or impact of any of these matters; accordingly, there can be no assurance as to actual results.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY
Our core business is the Vermont electric utility business.  The rates we charge for retail electricity sales are regulated by the Vermont Public Service Board ("PSB").  Fair regulatory treatment is fundamental to maintaining our financial stability.  Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders, in order to attract capital.  As discussed under the heading Retail Rates and Alternative Regulation below, the PSB approved, with modifications, the plan that we proposed in August 2007.  The implementation of this plan will provide more timely adjustments to power, operating and maintenance costs, which will better serve the interests of customers and shareholders.

Our consolidated earnings for the third quarter were $6.5 million, or 61 cents per diluted share of common stock, and $16.4 million, or $1.55 per diluted share of common stock, for the first nine months of 2008.  This compares to consolidated earnings of $4.3 million, or 41 cents per diluted share of common stock, for the third quarter and $10.5 million, or 99 cents per diluted share of common stock, for the first nine months of 2007.  Higher resale sales revenue and higher equity in earnings from affiliates were the primary drivers of favorable results for both periods.  The year-over-year earnings variances are described in more detail in Results of Operations below.

In December 2007, we invested $53 million in Vermont Transco LLC ("Transco") using the proceeds from the issuance of a $53 million six-month unsecured note.  In May 2008, we issued $60 million of first mortgage bonds.  The proceeds were used to pay off the $53 million unsecured note and for general corporate purposes.

We continue to focus on key strategic financial initiatives including: restoring our corporate credit rating to investment-grade; ensuring that our retail rates are set at levels to recover our costs of service; evaluating financing options to support current and future working capital needs; and planning for replacement power when long-term power contracts begin to expire in 2012.  These are discussed in more detail below.

RETAIL RATES AND ALTERNATIVE REGULATION
In January 2008, the PSB approved a settlement agreement that we previously reached with the Vermont Department of Public Service ("DPS").  The settlement included, among other things, a 2.30 percent rate increase (additional revenue of $6.4 million on an annual basis) effective February 1, 2008 and a 10.71 percent rate of return on equity, capped until our next rate proceeding or approval of the alternative regulation plan proposal that we submitted in August 2007.  We also agreed to conduct an independent business process review to assure our cost controls are sufficiently challenging and that we are operating efficiently.

The business process review commenced in April 2008 and concluded in October 2008.  The final report, which was generally positive about company operations, included 51 recommendations for improvement covering a wide range of areas in the company.  We intend to collaborate on the implementation of these recommendations with the DPS and file an implementation plan with the PSB.  The cost of the review, approximately $0.4 million, did not affect our income statement because the costs have been deferred for future recovery in rates.  Additionally, implementation of the recommendations is expected to have little impact on our financial results.

On September 30, 2008, the PSB issued an Order approving, with modifications, the alternative regulation plan proposal that we submitted in August 2007.  The plan became effective on November 1, 2008.  It expires on December 31, 2011, but we have an option to petition for an extension beyond 2011.  The plan replaces the traditional ratemaking process and allows for quarterly rate adjustments to reflect power supply and transmission-by-others cost changes and annual rate adjustments to reflect changes, within predetermined limits, from the allowed earnings level.  The allowed return on equity is reduced from 10.71 percent to 10.21 percent as of the effective date of the plan, per a settlement agreement that we reached with the DPS.  Under the plan, the allowed return on equity will be adjusted annually to reflect one half of the change in the yield on the 10-year Treasury note as measured over the last 20 trading days prior to October 15 of each year.

The plan encourages efficiency in operations.  It also includes provisions for us to contribute to a to-be-established low-income bill-assistance program; to develop an annual fixed-power-price option for retail consumers; and to track and report annually on the number of retail customers affected by supplier-caused outages. In its Order, the PSB also approved a previous settlement that we reached with the Conservation Law Foundation, a regional environmental advocacy organization.  That settlement included: 1) implementing automated metering infrastructure, which we refer to as CVPS SmartPowerTM, as quickly as we reasonably can under a timetable to be approved by the PSB; 2) introducing demand response programs for all customer classes; 3) advancing Vermont-based renewable power generation; and 4) working with the DPS and Vermont Energy Efficiency Utility ("EEU"), which is charged with implementing energy efficiency programs throughout Vermont, to develop and implement an EEU program to promote installation of efficient heating systems such as solar thermal hot-water systems, small combined-heat and-power systems and cost-effective heat pumps.

On October 10, 2008, we filed a Motion for Reconsideration and Clarification with the PSB requesting clarification and amendments to certain portions of its Order that created uncertainty and had the potential to create significant disputes in the administration of our plan.  On October 15, 2008, the DPS filed its response to our motion.  On October 23, 2008, the PSB issued a favorable order on our motion.  The PSB clarified, among other things that the quarterly power adjustments and annual earnings sharing adjustments will commence on January 1, 2009 with the first power adjustment filing due on May 1, 2009, for effect on July 1, 2009.

On October 31, 2008, pursuant to the PSB Order, we filed a revised and restated alternative regulation plan incorporating the provisions in the September 30 and October 23, 2008 Orders.  We also submitted a base rate filing for the rate year commencing January 1, 2009 that reflects a 0.33 percent increase in retail rates.  The result of the return on equity adjustment for 2009, as measured over the last 20 trading days prior to October 15, 2008 as compared to the same period in 2007, was a reduction of 0.44 percent, resulting in an allowed return on equity for 2009 of 9.77 percent.  If the PSB chooses not to suspend the rate filing, new rates would be in effect as early as January 1, 2009.  If the PSB suspends the base rate filing, the new rates will be in effect following an order by the PSB approving the rates, which we expect will be issued no later than July 1, 2009.  The base rate filing is also intended to be the basis for future years' non-power cost caps under our alternative regulation plan.  We cannot predict the outcome of the base rate filing at this time.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows At September 30, 2008, we had cash and cash equivalents of $10.7 million compared to $3.6 million at September 30, 2007.  The primary components of cash flows from operating, investing and financing activities for both periods are discussed in more detail below.

Operating Activities: Operating activities provided $32.8 million in the first nine months of 2008.  Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $38.3 million. This included $8.2 million of distributions received from affiliates, most materially from our investments in Transco.  In addition, changes in working capital and other items used $5.5 million.  This was primarily due to $7.7 million of employee benefit funding, including $6.2 million of pension and postretirement medical trust fund contributions.

In the first nine months of 2007, operating activities provided $21.2 million.  Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $25.0 million.  The remaining change in operating activities was related to working capital and other items that used $3.8 million.  This primarily included employee benefit funding of $8.6 million, of which $6.6 million was used for pension and postretirement medical trust fund contributions.  This was offset by the favorable impact of $3.5 million from decreased special deposits and restricted cash used to meet performance assurance requirements for certain power contracts because we replaced cash deposited to meet collateral requirements with $4 million of letters of credit.

Investing Activities: Investing activities used $26 million in the first nine months of 2008, including $25.7 million for construction and plant expenditures and $0.3 million for other investments.  In the first nine months of 2007, investing activities used $16.5 million, including $16.7 million for construction and plant expenditures, partially offset by $0.2 million from other investments.

Financing Activities: In the first nine months of 2008, financing activities provided $0.1 million, including $60 million from proceeds of the issuance of first mortgage bonds, $2.4 million from borrowings under a letter of credit, $1.8 million from common stock issuances, a $1 million reduction in special deposits for preferred stock sinking fund payments and $0.3 million from other financing activities.  These items were partially offset by $53 million to repay notes payable, $7.4 million for dividends paid on common and preferred stock, $2.4 million for unremarketed bonds, $1 million for preferred stock sinking fund payments, $0.9 million for debt issuance and deferred common stock offering costs and $0.7 million for capital lease payments.

During the first nine months of 2007, financing activities used $3.9 million, including $7.3 million for dividends paid on common and preferred stock, $1 million for preferred stock sinking fund payments and $0.7 million for capital lease payments.  These items were partially offset by $2.4 million provided from net borrowings under our revolving credit facility, $1.3 million from common stock issuances, a $1 million reduction in restricted cash for preferred stock sinking fund payments and $0.4 million from other financing activities.

Financing 2008 Financing Activity: On May 15, 2008, we issued $60 million of our First Mortgage 6.83% Bonds, Series UU due May 15, 2028.  We used the proceeds of this offering to repay a $53 million note that was due on June 30, 2008.  We are evaluating other financing options to support current and future working capital needs resulting from investments in our distribution and transmission system and optional future investments in Transco.  We are considering a possible equity offering in the fourth quarter of 2008 depending on market conditions.

Credit Facility: We have a 364-day, $25 million unsecured revolving credit facility with a major lending institution pursuant to a Credit Agreement dated December 28, 2007.  We executed a term sheet in August 2008 to renew the credit facility for a three-year term with the same pricing structure and to increase the credit facility to $40 million.  On November 3, 2008, we closed on the facility in escrow pending PSB approval.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital needs and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  Increasing the revolving credit facility will provide some insurance against a possible delay, given the state of the credit markets, in issuing equity.  At September 30, 2008, there were no borrowings outstanding under this facility, but $6 million of letters of credit were outstanding in support of performance assurance requirements associated with our power transactions.

Letters of Credit for Revenue Bonds:  We have three outstanding secured letters of credit, issued by one bank, totaling $16.9 million in support of three separate issues of industrial development revenue bonds totaling $16.3 million.  We pay an annual fee of 0.9 percent on the letters of credit, based on our secured long-term debt rating.  On September 26, 2008, we extended the maturities of these letters of credit to November 30, 2009.  The letters of credit contain cross-default provisions to East Barnet, a wholly owned subsidiary.  These cross-default provisions generally relate to an inability to pay debt or debt acceleration, the levy of significant judgments, insolvency or violations under ERISA benefit plans.  In September 2008, remarketing of $2.4 million of the Vermont Industrial Development Authority Bonds was unsuccessful.  As a result, the letter of credit supporting these bonds was drawn on for $2.4 million to pay the bondholder at an interest rate of 5 percent.  In October 2008, the bonds were successfully remarketed and the $2.4 million loan under the letter of credit was repaid.

Revenue Bonds:  At September 30, 2008, we had three revenue bond issues outstanding, including: 1) New Hampshire Industrial Development Authority Bonds of $5.5 million; 2) Connecticut Development Authority Bonds of $5 million; and 3) Vermont Industrial Development Authority Bonds of $3.4 million.  The interest rates on these bonds at September 30, 2008 were 3.75 percent, 1.6 percent and 5 percent, respectively.

The New Hampshire Industrial Development Bonds are callable at our option in special circumstances involving unenforceability of the indenture or a change in the usability of the project.  The other two revenue bonds have a floating rate that resets monthly.  There are no interim sinking fund payments due prior to their maturity.  Both series are callable at par as follows: 1) at our option or the bondholders' option on each monthly interest payment date; or 2) at the option of the bondholders on any business day.  There is a remarketing feature if the bonds are put for redemption.

In October 2008, remarketing of $1 million of the Connecticut Development Authority Bonds was unsuccessful.  The letter of credit supporting these bonds was drawn on to pay the bondholder.  The bonds were successfully remarketed one week later and the $1 million loan under the letter of credit was repaid.

Covenants:  At September 30, 2008, we were in compliance with all financial and non-financial covenants related to our various debt agreements, articles of association, letters of credit and credit facility.

Investment opportunities in Transco Based on current projections, Transco expects to need additional capital in 2008 through 2010, but its projections are subject to change based on a number of factors, including revised construction estimates, timing of project approvals from regulators, and desired changes in its equity-to-debt ratio.  While we have no obligation to make additional investments in Transco, we continue to evaluate investment opportunities on a case-by-case basis.  Depending on timing, the factors discussed above, and the amounts invested by other owners, we could have an opportunity to make additional investments up to $6 million in 2008 and up to $21 million in 2009.  Any investments that we make in Transco are voluntary and subject to available capital and appropriate regulatory approvals.

Capital spending We expect to invest approximately $41.5 million in 2008 primarily in our transmission and distribution infrastructure to ensure continued system reliability, including installation of new voltage support equipment in southern Vermont currently estimated at $11 million.  This compares to capital expenditures of approximately $23 million in 2007.  These estimates are subject to continuing review and adjustment, and actual capital expenditures and timing may vary.  As of September 30, 2008 capital expenditures were $25.7 million.

Contractual obligations Our contractual obligations are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.  At September 30, 2008, contractual obligations did not change materially from December 31, 2007, except as summarized in the table below.

	Payments Due by Period (dollars in millions)
	Total	Less than 1 year (a)	1 - 3 years	3 - 5 years	After 5 years
Long-term debt	$178.4	$3.0	$7.9	$20.0	$147.5
Interest on long-term debt	$166.5	$2.8	$21.8	$20.0	$121.9
Notes payable (b)	$8.4	$0.0	$0.0	$0.0	$8.4
Interest on notes payable (b)	$2.0	$0.1	$0.7	$0.7	$0.5

(a)	Includes remaining obligations for the three-month period October 1, 2008 through December 31, 2008.
(b)
Includes the Connecticut Development Authority Bonds due in 2015 and Vermont Industrial Development Authority Bonds due in 2013.  The bonds are classified as current (payable within one year) under U.S. GAAP, but in the table the bonds and related interest are shown as payments due on the due dates.

Capitalization Our capitalization at September 30, 2008 was as follows:

	(dollars in thousands)	percent
Common stock equity	$197,799	51%
Preferred stock	9,054	2%
Long-term debt	175,350	46%
Capital lease obligations	5,206	1%
	$387,409	100%

Performance assurance We are subject to performance assurance requirements through ISO-New England under the Financial Assurance Policy for NEPOOL members.  We are required to post collateral for all net purchased power transactions since our credit limit with ISO-New England is zero.  Additionally, we are selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.  At September 30, 2008, our collateral requirements totaled $4.4 million.  We posted $6 million of letters of credit and $1.2 million in cash to support these requirements.  In October 2008, we canceled a $1 million letter of credit because it was no longer required.

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

Off-balance-sheet arrangements We do not use off-balance-sheet financing arrangements, such as securitization of receivables, nor obtain access to assets through special purpose entities.  We have letters of credit that are described above.  Additionally, until October 24, 2008, we have leased our vehicles and related equipment under one operating lease agreement.  The individual leases are mutually cancelable one year from lease inception. Under the terms of the vehicle operating lease, we have guaranteed a residual value to the lessor in the event the leased items are sold.  The guarantee provides for reimbursement of up to 87 percent of the unamortized value of the lease portfolio.  Under the guarantee, if the entire lease portfolio had a fair value of zero at September 30, 2008, we would have been responsible for a maximum reimbursement of $7.7 million.  At December 31, 2007, we would have been responsible for a maximum reimbursement of $8.6 million.  The lessor under this agreement has been acquired by another company and has determined not to offer additional vehicle leasing to us in the future.

On October 24, 2008, we entered with a different lessor a second vehicle operating lease for vehicles and other related equipment.  The terms and payments for each individual lease are determined at the time each vehicle is leased; however, no lease will have a duration of more than 84 months.  This lease provides for payment of rental each month.  At the end of the lease term the lessor is entitled to recover a termination rental adjustment equal to 20 percent of the acquisition cost of the equipment.  This payment can be recovered from us or through disposition of the equipment.  In the case of disposition for less than 20 percent of the acquisition cost, our make-whole obligation is limited to 5 percent of the acquisition cost. The maximum amount available for leases under this agreement is currently $4 million; to date, we have leased two vehicles at an original property cost of approximately $0.3 million.

Cash flow risks Based on our current cash forecasts, we will require outside capital in addition to cash flow from operations and our $25 million unsecured revolving credit facility in order to fund our business over the next year.  Although we issued first mortgage bonds in the second quarter of 2008, continued turbulence in the U.S. capital markets as described below could negatively impact our ability to obtain additional outside capital on reasonable terms.  In addition, an extended unplanned Vermont Yankee plant outage or similar event could have a significant effect on our liquidity due to the potentially high cost of replacement power and performance assurance requirements arising from purchases through ISO-New England or third parties.  In the event of an extended Vermont Yankee plant outage, we could seek emergency rate relief from our regulators.  Other material risks to cash flow from operations include: loss of retail sales revenue from unusual weather; slower-than-anticipated load growth and unfavorable economic conditions; increases in net power costs due to lower-than-anticipated margins on sales revenue from excess power or an unexpected power source interruption; required prepayments for power purchases; and increases in performance assurance requirements.

Impact of credit markets Due to market developments, including a series of rating agency downgrades of subprime U.S. mortgage-backed securities, the fair values of subprime-related investments have declined.  This decline in fair value has become especially problematic for certain large financial institutions, some of which have recently been acquired by other institutions, sought bankruptcy protection, or have been downgraded by rating agencies.  We have an unsecured revolving credit facility, and we believe the counterparty lending institution is well capitalized. We have multiple interest rate and term options under this facility.  Interest rate options are based on LIBOR, Prime or Federal Funds rates, plus varying spreads.  The interest rate at which we borrow under this revolving credit facility is subject to change based upon the term we choose and volatility in the base interest rate.  Sustained turbulence in the U.S. credit markets could limit or delay our future access to capital at reasonable terms.

We have reviewed the subprime exposure in our money market, benefit and nuclear decommissioning trust funds and have determined that a decline, if any, in fund fair value of subprime-related investments is not expected to be material.

Pension and Postretirement Medical Plan Trusts The value of the trust fund investments declined by approximately 15 percent during the nine months ended September 30, 2008. This was primarily due to the global decline in the equity markets and investment activity. During October 2008, the equity markets continued to be volatile.  The value of the benefit plan assets and extent of the plans' unfunded status may be impacted when remeasured at December 31, 2008.  The decline in funded status from lower asset values may be partially offset by a higher discount rate used to calculate the eventual pension and postretirement medical liabilities.  Changes in the value of plan assets will not have an impact on the income statement for 2008; however, reduced benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

ACCOUNTING MATTERS
Critical accounting policies and estimates  Our financial statements are prepared in accordance with U.S. GAAP, requiring us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Our critical accounting policies and estimates are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.  Changes to our critical accounting policies and estimates during 2008 are described below.

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

Our assets and liabilities that are recorded at fair value on a recurring basis include cash equivalents consisting of money market funds, power-related derivatives and our Millstone decommissioning trust.  Money market funds are classified as Level 1.  Power-related derivatives are classified as Level 3.  The Millstone decommissioning trust funds include treasury securities, other agency and corporate fixed income securities and equity securities that are classified as Level 2.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the SFAS 157 fair value hierarchy levels.

At September 30, 2008, the fair value of money market funds was $8.8 million and the fair value of decommissioning trust assets was $5.2 million.  The fair value of power-related derivatives was a net unrealized loss of $1 million at September 30, 2008.  This included unrealized losses of $6.4 million and unrealized gains of $5.4 million.  See Item 3 - Quantitative and Qualitative Disclosures About Market Risk for additional information about power-related derivatives.

Other See Note 1 - Business Organization and Summary of Significant Accounting Policies for a discussion of newly adopted accounting policies and recently issued accounting pronouncements.

RESULTS OF OPERATIONS
The following is a detailed discussion of the results of operations for the third quarter and first nine months of 2008 compared to the same periods in 2007.  It should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this report.

Overview Our third quarter 2008 earnings increased $2.2 million, or 20 cents per diluted share of common stock, over the same period in 2007.  Earnings for the first nine months of 2008 increased $5.8 million, or 56 cents per diluted share of common stock, over the same period in 2007.  The table below provides a reconciliation of the primary year-over-year variances in diluted earnings per share.

	Three Months Ended	Nine Months Ended
	September 30	September 30

2007 Earnings per diluted share	$0.41	$0.99
Higher operating revenues	0.26	0.92
Higher equity in earnings of affiliates	0.14	0.41
Lower other operating expenses	0.03	0.01
Higher interest expense	(0.05)	(0.13)
Higher purchased power expense	(0.12)	(0.24)
Lower (higher) transmission expense	0.03	(0.24)
Other	(0.09)	(0.17)
2008 Earnings per diluted share	$0.61	$1.55

Operating Revenues Operating revenues and related mWh sales are summarized below.

	Three months ended September 30				Nine months ended September 30
	(in thousands)		mWh Sales		(in thousands)		mWh Sales
	2008	2007	2008	2007	2008	2007	2008	2007
Retail	$33,440	$32,539	233,156	235,029	$103,142	$100,988	732,285	744,723
Commercial	28,301	27,765	227,650	230,809	81,151	80,528	654,148	664,618
Industrial	8,145	8,275	96,802	100,557	25,640	26,834	293,589	320,396
Other	476	474	1,602	1,603	1,408	1,386	4,751	4,710
Total Retail	70,362	69,053	559,210	567,998	211,341	209,736	1,684,773	1,734,447
Resale Sales	10,751	8,030	167,990	148,246	40,430	27,681	603,782	508,525
Provision for Rate Refund	0	(187)	0	0	(62)	(560)	0	0
Other Operating Revenues	2,654	2,278	0	0	7,769	6,393	0	0
Operating Revenues	$83,767	$79,174	727,200	716,244	$259,478	$243,250	2,288,555	2,242,972

Operating revenues increased $4.6 million in the third quarter and $16.2 million in the first nine months of 2008 compared to the same periods in 2007.  The year-over-year variances are explained in more detail below.

▪
Retail revenues increased $1.3 million in the third quarter and $1.6 million in the first nine months due to higher average retail rates, largely offset by lower sales volume.  This included: 1) an increase of $1.6 million in the third quarter and $4.2 million in the first nine months due to a 2.30 percent rate increase effective February 1, 2008; 2) an increase of $0.7 million in the third quarter and $2.6 million in the first nine months as a result of a higher average unit price due to customer usage mix; and 3) a decrease of $1 million in the third quarter and $5.2 million in the first nine months due to a 1.6 percent and 2.9 percent decrease in sales volume for the respective periods.  The volume decrease reflects lower average usage resulting from milder weather primarily in the third quarter and a slowing economy and energy conservation, including the effect of the loss of several large customers due to plant closures.  Our business follows the economic cycles of the customers we serve.  Economic downturns typically lead to reductions in energy consumption and increased conservation measures.  Another result can be an increase in uncollectible accounts receivable as described below.

▪
Resale sales revenues increased $2.7 million in the third quarter, including $1.8 million due to higher average prices with the remainder primarily due to increased volume.  Resale sales increased $12.7 million in the first nine months, including approximately $7.9 million due to higher average prices with the remainder primarily due to increased volume.  Resale sales were made at higher average prices in 2008 compared to 2007 due to more favorable prices on contract sales and overall higher market prices in ISO-New England.  The contract sales relate to forward sales that we entered into in 2007 to reduce price volatility of forecasted excess power.  Other resale sales are primarily related to sales to ISO-New England to balance load requirements.  The revenue generated from resale sales is highly dependent on wholesale market prices, which have been volatile.  Additionally, we had more power available for resale in 2008 compared to 2007 due to decreased retail sales volume and increased output from a number of our power supply sources including Vermont Yankee, Independent Power Producers and our owned and joint-owned generating units.  Also see Power Supply Matters below for a discussion of power supply management.

▪
The provision for rate refund, which is a reduction in operating revenues, is related to amounts that were included in retail rates in 2007 and January 2008 that were to be refunded to customers.  The provision for refund ended with new retail rates effective February 1, 2008 that include the customer refund.

▪
Other operating revenues increased $0.4 million in the third quarter and $1.4 million in the first nine months resulting from sales of additional transmission capacity from our share of Phase I/II transmission facility rights, higher rates under our transmission tariffs and a $0.2 million favorable true-up under the tariffs in the second quarter of 2008.  We began selling transmission capacity in April 2007, and we have the ability to restrict the amount of capacity assigned to the purchasers based on certain conditions.  Revenue from these sales amounted to approximately $1.4 million in calendar year 2007, and is estimated to be approximately $1.8 million annually from 2008 through 2010.

Operating Expenses Operating expenses increased $2.4 million in the third quarter and $10.3 million in the first nine months of 2008 compared to the same periods in 2007.  Significant variances in operating expenses on the Condensed Consolidated Statements of Income are described below.

Purchased Power: Purchased power expense and volume are summarized below.

	Three months ended September 30				Nine months ended September 30
	(in thousands)		mWh		(in thousands)		mWh
	2008	2007	2008	2007	2008	2007	2008	2007
VYNPC (a)	$14,452	$13,158	353,266	317,974	$46,073	$39,728	1,124,187	971,685
Hydro-Quebec	15,946	16,185	235,896	249,568	47,583	48,841	699,590	758,051
Independent Power Producers	5,320	3,696	44,211	30,948	20,361	16,050	155,443	124,748
Subtotal long-term contracts	35,718	33,039	633,373	598,490	114,017	104,619	1,979,220	1,854,484
Other purchases	4,131	4,854	30,003	77,007	8,867	14,698	69,101	207,252
SFAS 5 Loss amortizations	(299)	(299)	0	0	(897)	(897)	0	0
Nuclear decommissioning	557	611	0	0	1,674	1,996	0	0
Other	24	(152)	0	0	658	(284)	0	0
Total purchased power	$40,131	$38,053	663,376	675,497	$124,319	$120,132	2,048,321	2,061,736

Purchased power increased $2.1 million in the third quarter and $4.2 million in the first nine months of 2008 compared to the same periods in 2007 as a result of the following:

▪
Purchases under long-term contracts increased $2.7 million in the third quarter and $9.4 million in the first nine months compared to the same periods in 2007.  The increases for both periods resulted from purchases of our share of Vermont Yankee plant output.  In 2008, the plant operated at nearly full capacity with the exception of reduced production levels, or derates, for a few incidents during the period.  In 2007, the plant had a scheduled refueling outage in the second quarter and a derate and unplanned outage in the third quarter.  Higher output from Independent Power Producers, most of which are hydro facilities, was another source of increased purchased power during both the third quarter and the first nine months of 2008.  These increases were partially offset by fewer scheduled deliveries from Hydro-Quebec because the annual load factor under the contract decreased from 80 percent to 75 percent beginning November 1, 2007.  Also see Power Supply Matters for a discussion of power supply management.

▪
Other purchases decreased $0.7 million in the third quarter and $5.8 million in the first nine months largely from replacement power purchases during Vermont Yankee outages and derates as described above.  We also had fewer short-term purchases in 2008 compared to 2007 because of decreased retail load and increased power available from power supply sources including our owned generation.

▪
Nuclear decommissioning costs are associated with our ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic.  These costs are based on FERC-approved tariffs.  The costs decreased in both periods largely due to lower revenue requirements for Connecticut Yankee.

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

Transmission - affiliates: These expenses represent our share of the net cost of service of Transco and some direct charges for facilities that we rent.  Transco allocates its monthly cost of service through the Vermont Transmission Agreement ("VTA"), net of NEPOOL Open Access Transmission Tariff ("NOATT") reimbursements and certain direct charges.  The NOATT is the mechanism through which the costs of New England's high-voltage transmission facilities are collected from load-serving entities using the system and redistributed to the owners of the facilities, including Transco.  NOATT rates are adjusted on July 1 each year, and are based in part on transmission projects projected to be placed in service in the coming year.  Transmission - affiliates decreased $1.5 million in the third quarter resulting from higher NOATT reimbursements due to higher rates collected under the tariff compared to the same period in 2007.  Transmission - affiliates increased $3 million in the first nine months of 2008, primarily due to higher charges under the VTA resulting from Transco's capital projects, and higher administrative and general costs.

Transmission - other:  The majority of these expenses are for purchases of regional transmission service under the NOATT and charges for the Phase I and II transmission facilities. The increase of $0.9 million in the third quarter and $1.2 million in the first nine months of 2008 was largely due to increased rates under the NOATT for the annual period beginning July 1.

Other operation:  These expenses are related to operating activities such as customer accounting, customer service, administrative and general activities, regulatory deferrals and amortizations, and other operating costs incurred to support our core business.  Other operation increased $0.1 million in the third quarter and $1.1 million, or 2.9 percent, in the first nine months.  The $1.1 million increase primarily resulted from a $0.6 million increase in net regulatory amortizations per the rate order effective February 1, 2008, and increases in other costs.  The reserve for uncollectible accounts decreased $0.1 million resulting from a $0.5 million increase largely driven by economic conditions, offset by a $0.6 million write off in 2007 for one large customer.  Pension costs decreased $1.2 million resulting from lower service and interest costs and higher expected return on assets as of the September 30, 2007 measurement period, but this was largely offset by a $0.8 million increase in active medical costs based on expected claims and increases in other employee-related costs.

Maintenance:  These expenses are associated with maintaining our electric distribution system and include costs of our jointly owned generating and transmission facilities.  Maintenance expenses decreased $1 million in the third quarter and $2.2 million in the first nine months of 2008, principally due to service restoration costs that decreased $1.2 million in the third quarter and $3.8 million in the first nine months of 2008.  There were several large storms in both years, but the 2007 storms were more costly, including storms in August and one in April that was the largest in the company's history and resulted in incremental storm restoration costs of approximately $3.3 million.  These decreases were partially offset by increased pole treating costs combined with increased tree trimming expenses due to planned increases in these activities because more resources were available in 2008.

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

Equity in earnings of affiliates:  These earnings increased $2.5 million in the third quarter and $7.4 million in the first nine months of 2008 largely due to increased earnings from our investments in Transco.  This is primarily because Transco's investment base has increased from capital projects funded by additional investments made by Vermont utilities in December 2007, including our equity contribution of $53 million.

Other deductions:  Other deductions increased $0.7 million in the third quarter and $1.9 million in the first nine months of 2008, primarily resulting from a decline in the cash surrender value of variable life insurance policies held in trust to fund a supplemental retirement plans.  These variable life insurance policies are affected by changes in the equity market.  We have estimated that a 10 percent decrease in the equity markets supporting these policies could further decrease the cash surrender value by $0.4 million, and a 10 percent increase could increase it by the same amount.

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

Interest on long-term debt:  These expenses increased $1 million in the third quarter and $1.5 million in the first nine months of 2008 largely due to interest on the $60 million first mortgage bonds that were issued in May 2008.

Other interest:  These expenses decreased $0.2 million in the third quarter and increased $0.7 million in the first nine months of 2008.  The third quarter decrease resulted from lower interest rates on revenue bonds, lower regulatory carrying costs and other miscellaneous interest.  The increase in the first nine months of 2008 was principally due to interest and amortization of issuance costs associated with a $53 million short-term note, partially offset by the same items that affected the third quarter.  We repaid the $53 million note in May 2008.

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

Our current power forecast shows energy purchase and production amounts in excess of load obligations through 2011.  Due to the forecasted excess, we enter into fixed-price forward sale transactions to reduce price (revenue) volatility in order to help stabilize our net power costs.  Our main supply risk is with Vermont Yankee, and we have outage insurance through March 2009 to mitigate the market price risk during an unplanned outage through that time.  We also have a purchase contract in place for replacement power during the scheduled Vermont Yankee plant outage that began in October 2008.

During the first nine months of 2008, we entered into several forward sale contracts to sell a majority of our forecasted excess power in 2009.  These transactions are for physical delivery except for one price swap transaction that settles financially.  The swap effectively produces the same fixed-price result as a physical sale while reducing potential collateral requirements to ISO-New England.  As discussed above, these transactions help to stabilize future resale revenue by reducing price volatility.  We continue to work with counterparties in New England to sell forward our forecasted excess beyond 2009.  Our current credit rating limits the number of counterparties we currently deal with, requires that we limit the net sale position with counterparties, and that we structure transactions to limit collateral exposures.

The operations of the Vermont Yankee plant can significantly impact our net power costs, which are comprised of costs for purchased power and our owned and jointly owned generating facilities, less resale revenue.  Currently, the price that we pay for Vermont Yankee output under the long-term contract with VYNPC is lower than the market price.  Therefore, increased plant output has a favorable effect on net power costs by displacing higher-priced short-term purchases and increasing opportunities for resale sales. Decreased plant output has an unfavorable effect on net power costs by increasing higher-priced short-term purchases and decreasing opportunities for resale sales.

In July 2008 the Vermont Yankee plant reduced production levels (also referred to as a derate) for almost 12 days, reaching a low of approximately 17 to 20 percent capacity during some of that time.  The derate resulted from issues related to the plant's cooling towers.  The incremental costs of the replacement power that we purchased during that time amounted to approximately $1.1 million.  We also lost approximately $1.1 million in resale sales revenue during that time.  We were able to apply approximately $0.1 million as a reduction in purchased power expense from a regulatory liability established for the difference in the premium we paid for Vermont Yankee forced outage insurance and amounts currently collected in retail rates.

In the third quarter of 2007, the Vermont Yankee plant experienced a derate, after the collapse of a cooling tower at the plant, and a two-day unplanned outage associated with a valve failure.  We purchased replacement energy adequate to meet most of our hourly load obligations during that period.  The derate and unplanned outage increased our net power costs by about $1.3 million in the third quarter of 2007 through increased purchased power expense and decreased operating revenues due to reduced resale sales.  We were also able to apply $0.3 million as reduction in purchased power expense from the regulatory liability.

We are considering whether to seek recovery of the incremental costs from ENVY under the terms of the PPA based upon the results of a recent NRC inspection, in which the inspection team found that ENVY, among other things, did not have sufficient design documentation available to help it prevent problems with the cooling towers.  The NRC released its findings on October 14, 2008.  We cannot predict the outcome of this matter at this time.

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

An early shutdown of the Vermont Yankee plant would cause us to lose the economic benefit of an energy volume equal to close to 50 percent of our total committed supply and we would have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  Based on projected market prices as of September 30, 2008, the incremental replacement cost of lost power, including capacity, is estimated to average $58 million annually.  This estimate is based on projected market prices at a point in time and therefore can change significantly depending on market price volatility.  We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB would allow timely and full recovery of increased costs related to any such shutdown.  However, an early shutdown could materially impact our financial position and future results of operations if the costs are not recovered in retail rates in a timely fashion.

We, other Vermont electric utilities and HQ-Production are using a steering committee structure to develop background materials, terms and supporting actions needed in negotiations for future power purchases from Hydro-Quebec.  We believe it is likely that we will have a new contract with Hydro-Quebec, and we have agreed to target completion with a proposed contract for review by the PSB in 2009.  We cannot predict whether a contract will ultimately be approved or, if approved, the quantities of power to be purchased or the price terms of any purchases.

In addition to negotiations with ENVY and HQ-Production, we are planning to issue request for proposals, referred to as a power supply RFP, to identify viable resource alternatives, purchase from sources with attractive attributes at beneficial terms, and to assure that long-term supply arrangements reflect reasonable market prices.  Additionally, we are currently seeking PSB input on the evaluation methodology that we expect to use as part of the process.  Key factors include price terms, price risk, timing, potential costs of CO2 emissions and the interaction of these elements with other resources in the portfolio.  Other important attributes include environmental quality, renewable features, credit requirements, counterparty characteristics, transmission requirements, fuel types and more.  We plan to begin the solicitation process in November and we anticipate PSB review and input on our evaluation methods before proposals are returned by participants.

RECENT ENERGY POLICY INITIATIVES
Several laws have been passed since 2005 that impact electric utilities in Vermont.  The major provisions of the new laws that could affect our business are described in our 2007 Annual Report on Form 10-K.  Since that report, the Vermont Legislature passed two bills related to operations at Vermont Yankee.  S. 269, the "Comprehensive Vertical Audit and Reliability Assessment of Vermont Yankee Nuclear Power Plant," signed by the governor, establishes protocols for state review of the plant.  That review has begun.  A separate bill, S. 373, which addressed the funding mechanism for the plant’s future decommissioning costs, passed the legislature but was vetoed by the governor.  The Legislature adjourned in May 2008 so the governor’s veto constitutes final action on S.373.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For the nine months ended September 30, 2008, there were no material changes from the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007 except as shown below.

Power-related derivatives:  Our derivative financial instruments include certain power contracts and financial transmission rights.  Summary information related to the fair value of these derivatives is shown in the table below (dollars in thousands).

	Forward	Forward
	Sales	Purchase	Hydro-Quebec
	Contracts	Contracts	Sellback #3	Total
Total fair value at December 31, 2007 - unrealized loss	$(2,037)	$(481)	$(4,592)	$(7,110)
Plus new contracts entered into during the period	(574)	35	0	(539)
Less amounts settled during the period	8,174	(35)	0	8,139
Change in fair value during the period	(1,173)	(227)	(83)	(1,483)
Total fair value at September 30, 2008 - unrealized (loss) gain, net	$4,390	$(708)	$(4,675)	$(993)

Estimated fair value at September 30, 2008 for changes in projected market price:
10 percent increase	$212	$(188)	$(9,361)	$(9,337)
10 percent decrease	$8,592	$(1,228)	$(1,778)	$5,586

Based on a PSB-approved Accounting Order, we record the changes in fair value of power-related derivative financial instruments as deferred charges or deferred credits on the balance sheet, depending on whether the fair value is an unrealized loss or gain.  Realized gains and losses for forward power sales are recorded as increases to or reductions of operating revenues, respectively.  For forward purchase contracts and financial transmission rights, realized gains and losses are recorded as reductions of or additions to purchased power expense, respectively.  Realized amounts are recorded in the period when the contracts are settled.

Equity Market Risk:   As of September 30, 2008, our pension trust held marketable equity securities in the amount of $43.5 million, our postretirement medical trust funds held marketable equity securities in the amount of $8 million, and our Millstone Unit #3 decommissioning trust held marketable equity securities of $3.7 million.  We also maintain a variety of insurance policies in a Rabbi Trust with a value at September 30, 2008 of $6.2 million to support various supplemental retirement and deferred compensation plans.  These equity investments and certain insurance policies included in the Rabbi Trust have been affected by the global decline in the equity market.  Also see Part I, Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Pension and Postretirement Medical Plan above for additional information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures As of the quarter ended September 30, 2008, our management, with participation from the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings.

The company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

Item 1A.
Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I "Item 1A. Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. At September 30, 2008, we have updated the risk factors in our 2007 Annual Report on Form 10-K as described below.

Our business is affected by local, national and worldwide economic conditions.  If the current financial crisis intensifies or is sustained for a protracted period of time, potential disruptions in the capital and credit markets may adversely affect our business.  Possible effects include the availability and cost of short-term funds for liquidity requirements; the availability and cost of long-term capital to fund our asset management plan and future investments in Transco; additional funding requirements for our pension trust due to declines in asset values to fund the pension liabilities; and the performance of the assets in our Rabbi Trust and decommissioning trust funds.

Our access to funds under a revolving credit facility is dependent on the ability of the counterparty bank to meet the funding commitments.  The counterparty bank may not be able to meet the funding commitments if it experiences shortages of capital and liquidity or excessive volumes of borrowing requests from other borrowers within a short period of time.

Longer-term disruptions in the capital markets as a result of economic uncertainty, changes in regulation, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the funds needed to operate our business.  Such prolonged disruptions could require us to take measures to conserve cash until the markets stabilize.  In addition, if our ability to access capital becomes significantly constrained, our interest costs will likely increase and our financial condition could be harmed, and future results of operations could be adversely affected.

The credit markets can impact our business Due to market developments, including a series of rating agency downgrades of subprime U.S. mortgage-backed securities, the fair values of subprime-related investments have declined.  This decline in fair value has become especially problematic for certain large financial institutions, some of which have recently been acquired by other institutions, sought bankruptcy protection, or have been downgraded by rating agencies.  We have an unsecured revolving credit facility. We have multiple interest rate and term options under this facility.  Interest rate options are based on LIBOR, Prime or Federal Funds rates, plus varying spreads.  The interest rate at which we borrow under this revolving credit facility is subject to change based upon the term we choose and volatility in the base interest rate.  Sustained turbulence in the U.S. credit markets could limit or delay our future access to capital at reasonable terms.

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

Dated  November 5, 2008