Form 10-Q
period 2009-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2009-11-06
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8222 Central Vermont Public Service Corporation (Exact name of registrant as specified in its charter)

Vermont (State or other jurisdiction of incorporation or organization)	03-0111290 (IRS Employer Identification No.)
77 Grove Street, Rutland, Vermont (Address of principal executive offices)	05701 (Zip Code)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2009 there were outstanding 11,690,300 shares of Common Stock, $6 Par Value.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Operating Revenues	$81,791	$83,767	$255,145	$259,478

Operating Expenses
Purchased Power - affiliates	16,435	15,008	48,531	47,746
Purchased Power - other	21,241	25,123	69,360	76,573
Production	2,613	2,881	8,599	9,059
Transmission - affiliates	116	(1,396)	5,586	6,047
Transmission - other	6,575	5,304	17,335	13,625
Other operation	13,741	12,125	43,363	40,164
Maintenance	6,718	6,518	16,759	19,160
Depreciation	4,326	3,936	12,518	11,704
Taxes other than income	3,905	3,833	11,951	11,585
Income tax expense	905	3,120	4,541	5,825
Total Operating Expenses	76,575	76,452	238,543	241,488

Utility Operating Income	5,216	7,315	16,602	17,990

Other Income
Equity in earnings of affiliates	4,320	4,043	13,196	12,242
Allowance for equity funds during construction	15	67	146	131
Other income	765	807	2,246	2,443
Other deductions	(6)	(1,301)	(884)	(3,466)
Income tax expense	(1,186)	(1,467)	(4,008)	(4,350)
Total Other Income	3,908	2,149	10,696	7,000

Interest Expense
Interest on long-term debt	2,781	2,833	8,374	6,946
Other interest	154	183	451	1,718
Allowance for borrowed funds during construction	(11)	(33)	(96)	(64)
Total Interest Expense	2,924	2,983	8,729	8,600

Net Income	6,200	6,481	18,569	16,390
Dividends declared on preferred stock	92	92	276	276
Earnings available for common stock	$6,108	$6,389	18,293	$16,114
Per Common Share Data:
Basic earnings per share	$0.52	$0.62	$1.57	$1.56
Diluted earnings per share	$0.52	$0.61	$1.57	$1.55

Average shares of common stock outstanding - basic	11,679,133	10,352,262	11,647,626	10,321,998
Average shares of common stock outstanding - diluted	11,717,218	10,422,143	11,685,795	10,399,062

Dividends declared per share of common stock	$0.23	$0.23	$0.92	$0.92
The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Net Income	$6,200	$6,481	$18,569	$16,390

Other comprehensive income, net of tax:

Defined benefit pension and postretirement medical plans:
Portion reclassified through amortizations, included in benefit costs and recognized in net income:
Actuarial losses, net of income taxes of $1, $0, $2 and $1	1	0	2	1
Prior service cost, net of income taxes of $2, $2, $7 and $7	3	4	10	10
	4	4	12	11
Portion reclassified to retained earnings due to change in the benefit measurement date:
Prior service cost, net of income taxes of $0, $0, $0 and $2	0	0	0	4
	0	0	0	4

Comprehensive income adjustments	4	4	12	15

Total comprehensive income	$6,204	$6,485	$18,581	$16,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Utility plant
Utility plant, at original cost	$583,290	$554,506
Less accumulated depreciation	254,352	244,219
Utility plant, at original cost, net of accumulated depreciation	328,938	310,287
Property under capital leases, net	5,426	6,133
Construction work-in-progress	14,015	24,632
Nuclear fuel, net	1,561	1,475
Total utility plant, net	349,940	342,527

Investments and other assets
Investments in affiliates	107,459	102,232
Non-utility property, less accumulated depreciation ($3,660 in 2009 and $3,657 in 2008)	1,881	1,786
Millstone decommissioning trust fund	4,890	4,203
Other	6,421	5,469
Total investments and other assets	120,651	113,690

Current assets
Cash and cash equivalents	10,276	6,722
Restricted cash	5,309	3,636
Special deposits	17	1,006
Accounts receivable, less allowance for uncollectible accounts ($2,865 in 2009 and $2,184 in 2008)	25,542	23,176
Accounts receivable - affiliates, less allowance for uncollectible accounts ($0 in 2009 and 2008)	1,025	76
Unbilled revenues	15,186	18,546
Materials and supplies, at average cost	6,217	6,299
Prepayments	12,163	17,367
Deferred income taxes	1,050	0
Power-related derivatives	5,047	12,758
Other current assets	4,103	1,269
Total current assets	85,935	90,855

Deferred charges and other assets
Regulatory assets	58,109	63,474
Other deferred charges - regulatory	2,753	9,980
Other deferred charges and other assets	4,720	5,467
Power-related derivatives	0	133
Total deferred charges and other assets	65,582	79,054

TOTAL ASSETS	$622,108	$626,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30, 2009	December 31, 2008
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized, 13,814,370 issued and 11,687,099 outstanding at September 30, 2009 and 13,750,717 issued and 11,574,825 outstanding at December 31, 2008	$82,886	$82,504
Other paid-in capital	71,588	71,489
Accumulated other comprehensive loss	(216)	(228)
Treasury stock, at cost, 2,127,271 shares at September 30, 2009 and 2,175,892 shares at December 31, 2008	(48,425)	(49,501)
Retained earnings	122,786	115,215
Total common stock equity	228,619	219,479
Preferred and preference stock not subject to mandatory redemption	8,054	8,054
Preferred stock subject to mandatory redemption	0	1,000
Long-term debt	178,300	167,500
Capital lease obligations	4,464	5,173
Total capitalization	419,437	401,206

Current liabilities
Current portion of preferred stock subject to mandatory redemption	1,000	1,000
Current portion of long-term debt	5,450	5,450
Accounts payable	5,768	3,549
Accounts payable - affiliates	10,386	11,338
Notes payable	0	10,800
Nuclear decommissioning costs	1,476	1,431
Power-related derivatives	0	2
Other current liabilities	29,608	33,645
Total current liabilities	53,688	67,215

Deferred credits and other liabilities
Deferred income taxes	53,808	45,314
Deferred investment tax credits	2,710	2,962
Nuclear decommissioning costs	7,463	8,618
Asset retirement obligations	3,177	3,302
Accrued pension and benefit obligations	47,741	51,211
Power-related derivatives	1,637	4,069
Other deferred credits - regulatory	8,952	17,696
Other deferred credits and other liabilities	23,495	24,533
Total deferred credits and other liabilities	148,983	157,705

Commitments and contingencies

TOTAL CAPITALIZATION AND LIABILITIES	$622,108	$626,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Nine months ended September 30
	2009	2008
OPERATING ACTIVITIES
Net income	$18,569	$16,390
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(13,196)	(12,242)
Distributions received from affiliates	7,969	8,174
Depreciation	12,518	11,704
Deferred income taxes and investment tax credits	6,393	7,680
Regulatory and other amortization, net	(118)	(1,428)
Non-cash employee benefit plan costs	4,791	4,065
Other non-cash expense, net	3,677	3,914
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenues	(1,758)	758
Increase (decrease) in accounts payable	1,138	(4,488)
Change in prepaid and accrued income taxes	3,974	(1,808)
Decrease in other current assets	1,234	3,531
(Increase) decrease in special deposits and restricted cash for power collateral	(1,683)	61
Employee benefit plan funding	(6,863)	(7,701)
(Decrease) increase in other current liabilities	(3,501)	4,579
Decrease (increase) in other long-term assets and liabilities and other	182	(396)
Net cash provided by operating activities	33,326	32,793
INVESTING ACTIVITIES
Construction and plant expenditures	(21,263)	(25,687)
Investments in available-for-sale securities	(3,279)	(969)
Proceeds from sale of available-for-sale securities	3,022	763
Return of capital from investments in affiliates	0	96
Other investing activities	(450)	(230)
Net cash used by investing activities	(21,970)	(26,027)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,318	1,817
Retirement of preferred stock subject to mandatory redemption	(1,000)	(1,000)
Decrease in special deposits held for preferred stock redemptions	1,000	1,000
Common and preferred dividends paid	(8,308)	(7,393)
Proceeds from issuance of first mortgage bonds	0	60,000
Repayment of notes payable	0	(53,000)
Proceeds from borrowings under revolving credit facility	13,395	9,300
Repayments under revolving credit facility	(13,395)	(9,300)
Debt issuance and common stock offering costs	(67)	(883)
Proceeds from letter of credit	0	2,400
Payments for unremarketed revenue bonds	0	(2,400)
Other financing activities	(745)	(382)
Net cash (used) provided by financing activities	(7,802)	159
Net increase in cash and cash equivalents	3,554	6,925
Cash and cash equivalents at beginning of the period	6,722	3,803
Cash and cash equivalents at end of the period	$10,276	$10,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock
						Accumulated
					Other	Other
	Shares				Paid-in	Comprehensive	Retained
	Issued	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2008	13,750,717	$82,504	(2,175,892)	$(49,501)	$71,489	$(228)	$115,215	$219,479
Net income							18,569	$18,569
Other comprehensive income						12		$12
Common Stock Issuance costs					(54)			$(54)
Dividend reinvestment plan			48,621	1,076				$1,076
Stock options exercised	36,160	217			284			$501
Share-based compensation:
Common & nonvested shares	2,400	14			29			$43
Performance share plans	25,093	151			(34)			$117
Dividends declared:
Common - $0.46 per share							(10,719)	$(10,719)
Cumulative non-redeemable preferred stock							(276)	$(276)
Amortization of preferred stock issuance expense					12			$12
Gain (Loss) on capital stock					(138)		(3)	$(141)
Balance, September 30, 2009	13,814,370	$82,886	(2,127,271)	$(48,425)	$71,588	$(216)	$122,786	$228,619

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

Basis of Presentation These unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted.  In our opinion, the accompanying unaudited condensed consolidated interim financial statements contain all normal, recurring adjustments considered necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008.  The results of operations for the interim periods presented herein may not be indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2008.  We consider events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  These financial statements were issued on November 6, 2009 and subsequent events have been evaluated through that date.  See Note 13 - Subsequent Events.

Regulatory Accounting Our utility operations are regulated by the Vermont Public Service Board (“PSB”), the Connecticut Department of Public Utility and Control and the Federal Energy Regulatory Commission (“FERC”), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations.  As such, we prepare our financial statements in accordance with Accounting Standards Codification (“ASC”) 980 (SFAS 71), Regulated Operations.  The application of ASC 980 results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  In order for us to report our results under ASC 980, our rates must be designed to recover our costs of providing service, and we must be able to collect those rates from customers.  If rate recovery of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, this accounting standard would no longer apply to our regulated operations.  In the event we determine that our utility operations no longer meet the criteria for applying ASC 980, the accounting impact would be an extraordinary non-cash charge to operations of an amount that would be material unless stranded cost recovery is allowed through a rate mechanism. Criteria that could give rise to the discontinuance of ASC 980 includes increasing competition that restricts a company’s ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.   Based on a current evaluation of the factors and conditions expected to impact future cost recovery, we believe future recovery of our regulatory assets is probable.   See Note 4 - Retail Rates and Regulatory Accounting.

Derivative Financial Instruments We account for certain power contracts as derivatives under the provisions of ASC 815 (SFAS 133), Derivatives and Hedging.  These statements require that derivatives be recorded on the balance sheet at fair value.  Our derivative financial instruments are related to managing our power supply resources to serve our customers, and are not for trading purposes.  We have determined that most of our forward power transactions do not qualify for the “normal” purchase and sale exception in ASC 815.  Additionally, we have not elected hedge accounting for our power-related derivatives.

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

Our power-related derivatives include forward energy contracts, one long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice (“Hydro-Quebec Sellback #3”) and financial transmission rights.  All of our power-related derivatives are commodity contracts. For additional information about power-related derivatives, see Note 6 - Fair Value and Note 9 - Power-Related Derivatives.

Income Taxes The effective combined federal and state income tax rates were 25.2 percent for the third quarter of 2009 and 31.5 percent for the first nine months of 2009, compared to 41.4 percent for the third quarter of 2008 and 38.3 percent for the first nine months of 2008.  The effective tax rates decreased during both respective periods in 2009 as a result of increased non-taxable gains on variable life insurance and increased levels of Medicare Part D reimbursements.

Recently Adopted Accounting Pronouncements
Derivative Instruments:  On January 1, 2009, we adopted the update to ASC 815 (SFAS No. 161), Derivatives and Hedging. ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities and applies to all entities.  The provisions of ASC 815 did not have an impact on our financial position, results of operations or cash flows.  See Note 9 - Power-Related Derivatives for additional information.

Fair Value:   On January 1, 2009, we adopted additional guidance included in the update to ASC 820-10, Fair Value Measurements and Disclosure, related to the effective date of certain non-recurring fair value measures (FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157).  This guidance identifies certain non-recurring fair value measures that are subject to the reporting requirements of ASC 820 (SFAS No. 157), Fair Value Measurements and Disclosures, including asset retirement obligations (“AROs”).  These new provisions did not have an impact on our financial position, results of operations or cash flows.  We are subject to expanded disclosure requirements when an ARO is initially recognized at fair value.  See Note 6 - Fair Value for additional information.

In April 2009, FASB issued additional guidance included in the update to ASC 825 (FSP No. FAS 107-1 and APB 28-1), Financial Instruments.  This new guidance requires disclosures about the fair value of financial instruments in interim reporting periods as well as in annual financial statements.  The effective date was June 15, 2009, and we adopted the provisions of this guidance as of June 30, 2009.  These new provisions did not materially impact our financial position, results of operations or cash flow; however, we are now required to provide additional disclosures.  See Note 5 - Financial Instruments and Note 6 - Fair Value.

In April 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-2, (FSP No. FAS 115-2 and 124-2), Recognition and Presentation of Other-Than-Temporary Impairments.  This new guidance modifies the other-than-temporary impairment (“OTTI”) model for investments in debt securities and enhances the disclosures for debt and equity securities.  The primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery.  Instead, an OTTI is triggered if: 1) an entity has the intent to sell the security; 2) it is more likely than not that it will be required to sell the security before recovery; or 3) it does not expect to recover the entire unamortized cost of the security.  The impairment loss is separated into two categories, the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income.  This new guidance changes the recognition of the OTTI in the income statement if the entity does not expect to recover its entire unamortized cost.  Although we adopted the provisions of the new guidance as of June 30, 2009, the provisions of this guidance did not materially impact our financial position, results of operations or cash flows.

This is because our total impairment losses related to our Millstone Decommissioning trust funds are recorded to a regulatory liability on our Condensed Consolidated Balance Sheets and our prior period impairment amounts related to debt securities are not material.  See Note 7 - Investment Securities for further discussion of our investments in marketable securities.

In April 2009, FASB issued the update to ASC 820-10-65-4 (FSP No. FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  ASC 820-10-65-4 provides guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, and for identifying transactions that are not orderly.  It does not change the objective of fair value measurements when market activity declines.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  Although we adopted the provisions of ASC 820-10-65-4 as of June 30, 2009, the provisions of this guidance did not materially affect our financial position, results of operations or cash flows.

Subsequent Events: In May 2009, the FASB issued the update to ASC 855 (SFAS No. 165), Subsequent Events.  ASC 855 defines the subsequent events or transactions period, circumstances under which the events or transactions should be recognized, and disclosures regarding subsequent events or transactions.  ASC 855 was effective for interim or annual periods ending after June 15, 2009.  On June 30, 2009, we adopted the provisions of ASC 855.  Although the adoption of ASC 855 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Basis of Presentation above.

FASB Codification: In June 2009, the FASB issued the update to ASC 105 (SFAS No. 168), Generally Accepted Accounting Principles (“Codification”).  The Codification does not change U.S. GAAP, but combines all authoritative standards issued by organizations that are in levels A through D of the GAAP hierarchy, such as the FASB, AICPA and EITF, into a comprehensive, topically organized online database.  No accounting impacts are expected since this is an accumulation of existing guidance.  The Codification was effective for reporting periods ending on or after September 15, 2009.  We adopted the Codification for the period ending  September 30, 2009.

Recent Accounting Pronouncements Not Yet Adopted
Employee Benefits:  In December 2008, the FASB issued the update to ASC 715-20-65-2 (FSP No. FAS 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets.  Pension and postretirement medical benefit plan assets were not included within the scope of ASC 820 (SFAS No. 157).  ASC 715-20-65-2 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under ASC 820.  Those disclosures will include the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets.  We do not believe the adoption of ASC 715-20-65-2 will have a material impact on our financial position, results of operations or cash flows since its requirements are limited to additional disclosures.  It will be effective for us December 31, 2009.

Variable Interest Entities:  In June 2009, the FASB issued the update to ASC 810 (SFAS No. 167), Consolidation.  ASC 810 retains the scope of Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, with the addition of entities previously considered qualifying special-purpose entities.  We have not yet evaluated ASC 810 or the impacts it may have on our financial position, results of operations and cash flows.  ASC 810 will become effective for us January 1, 2010.

Fair Value:  In August 2009, the FASB issued  ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value (“Update 2009-05”).  Update 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available.  A reporting entity is required to measure fair value of the liability using one or more of the techniques described in the update.  We are currently evaluating the impact of Update 2009-05 on our financial position, results of operations and cash flows.  Update 2009-05 will become effective for us in the fourth quarter of 2009.

NOTE 2 - EARNINGS PER SHARE (“EPS”)
The Condensed Consolidated Statements of Income include basic and diluted per-share information.  Basic EPS is calculated by dividing net income, after preferred dividends, by the weighted-average number of common shares outstanding for the period.  Diluted EPS follows a similar calculation except that the weighted-average number of common shares is increased by the number of potentially dilutive common shares.  The table below provides a reconciliation of the numerator and denominator used in calculating basic and diluted EPS (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Numerator for basic and diluted EPS:
Net income	$6,200	$6,481	$18,569	$16,390
Dividends declared on preferred stock	(92)	(92)	(276)	(276)
Net income available for common stock	$6,108	$6,389	$18,293	$16,114

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding	11,679,133	10,352,262	11,647,626	10,321,998
Dilutive effect of stock options	14,960	51,445	21,004	62,872
Dilutive effect of performance shares	23,125	18,436	17,165	14,192
Weighted-average diluted shares of common stock outstanding	11,717,218	10,422,143	11,685,795	10,399,062

Outstanding stock options totaling 203,317 for the third quarter and 160,517 for the first nine months of 2009 were excluded from the computation because the exercise prices were above the current average market price of the common shares.  All outstanding stock options were included in the computation of diluted shares in the third quarter and first nine months of 2008 because the exercise prices were below the current average market price of common shares.  Outstanding performance shares totaling 57,075 and 12,159 were excluded from the diluted EPS  calculation as either the performance share measures were not met or there was an antidilutive impact as of September 30, 2009 and 2008, respectively.

NOTE 3 - INVESTMENTS IN AFFILIATES
VELCO and Transco VELCO, through its wholly owned subsidiary, Vermont Electric Transmission Company, Inc., and Transco own and operate an integrated transmission system in Vermont over which bulk power is delivered to all electric utilities in the state.  Transco, a Vermont limited liability company, was formed by VELCO and its owners.  Our total equity in earnings from both companies was $4.2 million for the three months ended September 30, 2009 and $13 million for the first nine months of 2009, compared to $4 million for the three months ended September 30, 2008 and $12.1 million for the first nine months of 2008.  Additional information for each company is shown below.

VELCO Summarized financial information for VELCO consolidated follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Operating revenues	$22,335	$18,632	$68,992	$55,105
Operating income	$11,924	$9,087	$36,713	$26,769

Net income	$9,880	$8,237	$30,092	$24,905
Less net income attributable to non-controlling interests	9,063	7,629	27,349	22,885
Net income attributable to VELCO	$817	$608	$2,743	$2,020

Company's common stock ownership interest	47.05%	47.05%	47.05%	47.05%
Company's equity in net income	$384	$300	$1,285	$946

Accounts payable to VELCO were $5.1 million at September 30, 2009 and $5.6 million at December 31, 2008.

Transco Summarized financial information for Transco, also included in VELCO consolidated financial information above, follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Operating revenues	$22,206	$18,517	$68,613	$54,737
Operating income	$12,520	$9,556	$38,520	$28,136
Net income	$10,677	$8,787	$32,300	$26,321

Company's ownership interest	32.72%	39.79%	32.72%	39.79%
Company's equity in net income	$3,825	$3,702	$11,698	$11,109

Transmission services provided by Transco are billed to us under the 1991 Transmission Agreement (“VTA”).  All Vermont electric utilities are parties to the VTA.  This agreement requires the Vermont utilities to pay their pro-rata share of Transco’s total costs, including interest and a fixed rate of return on equity, less the revenue collected under the ISO-New England Open Access Transmission Tariff and other agreements.

Transco’s billings to us primarily include the VTA charges and reimbursements under the NEPOOL Open Access Transmission Tariff (“NOATT”).  Included in Transco’s operating revenues above are transmission services to us amounting to $0.1 million in the third quarter and $5.6 million in the first nine months of 2009 and a $1.4 million credit in the third quarter and a $6 million charge in the first nine months of 2008.  These amounts are reflected as Transmission - affiliates on our Condensed Consolidated Statements of Income.  Accounts receivable from Transco were $1 million at September 30, 2009.  Accounts payable due to Transco at December 31, 2008 totaled $0.4 million.

VYNPC Summarized financial information for VYNPC follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008

Operating revenues	$46,242	$41,497	$136,118	$132,291
Operating (loss) income	$(595)	$(41)	$(2,414)	$(39)
Net income	$180	$60	$332	$294

Company's common stock ownership interest	58.85%	58.85%	58.85%	58.85%
Company's equity in net income	$106	$35	$195	$173

Included in VYNPC’s operating revenues above are sales to us of approximately $16.1 million in the third quarter and $47.5 million in the first nine months of 2009 and $14.5 million in the third quarter and $46.1 million in the first nine months of 2008.  These are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.  Accounts payable to VYNPC were $5.2 million at September 30, 2009 and $5.3 million at December 31, 2008.  Also see Note 11 - Commitments and Contingencies.

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic.  All three companies have completed plant decommissioning and the operating licenses have been amended by the Nuclear Regulatory Commission (“NRC”) for operation of Independent Spent Fuel Storage Installations.  All three remain responsible for safe storage of the spent nuclear fuel and waste at the sites until the United States Department of Energy (“DOE”) meets its obligation to remove the material from the sites.  Our share of the companies’ estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets and nuclear decommissioning liabilities (current and non-current).  These amounts are adjusted when revised estimates are provided.  At September 30, 2009, we had regulatory assets of $1.1 million for Maine Yankee, $5.7 million for Connecticut Yankee and $2.2 million for Yankee Atomic.  These estimated costs are being collected from customers through existing retail rate tariffs.  Total billings from the three companies amounted to $0.3 million in the third quarter and $1 million in the first nine months of 2009 and $0.6 million in the third quarter and $1.7 million in the first nine months of 2008.  These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of income.

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

The trial phase of the remanded case occurred in August 2009.  Post-trial briefing and the presentation of final arguments are expected to conclude by late November or early December 2009, after which the case will be decided.

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

In December 2007, Maine Yankee, Connecticut Yankee and Yankee Atomic filed additional claims against the DOE for unspecified damages incurred for periods subsequent to the original case discussed above.  On July 1, 2009, in a notification to the DOE, Maine Yankee, Connecticut Yankee and Yankee Atomic filed their claimed costs for damages.  Maine Yankee claimed $43 million since January 1, 2003 and Connecticut Yankee and Yankee Atomic claimed $135.4 million and $86.1 million, respectively since January 1, 2002.  For all three companies the damages were claimed through December 31, 2008.

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

The first quarter 2009 PCAM adjustment was calculated to be an over-collection of $0.6 million and was recorded as a current liability.  On May 1, 2009, we filed a PCAM report, including supporting documentation, with the PSB identifying the over-collection.  On June 15, 2009, the DPS recommended the PCAM report be approved as filed.  On June 30, 2009, the PSB accepted the DPS recommendation and approved the filing.  The over-collection was returned to customers over three months ending September 30, 2009.

The second quarter 2009 PCAM adjustment was calculated to be an over-collection of $0.5 million and was recorded as a current liability at June 30, 2009.  On July 30, 2009, we filed a PCAM report, including supporting documentation, with the PSB outlining the over-collection. On September 4, 2009, the DPS recommended the PCAM report be approved as filed.  On September 28, 2009, the PSB accepted the DPS recommendation and approved the filing. The over-collection will be returned to customers over three months beginning October 1, 2009.

The third quarter 2009 PCAM adjustment was calculated to be an over-collection of $0.6 million and is recorded as a current liability at September 30, 2009.  On October 30, 2009, we filed a PCAM report, including supporting documentation, with the PSB outlining the over-collection.  The over-collection will be returned to customers over three months beginning January 1, 2010.

On February 13, 2009, the PSB opened an investigation into the staffing levels of the company as requested by us and the DPS. On March 25, 2009, the PSB convened a prehearing conference where we and the DPS agreed to a procedural schedule.  We and the DPS further agreed that the scope of the technical hearings could be narrowed to devising a methodology for deriving productivity measures that would be tracked over time. The parties did not agree, however, as to what the substantive elements of that tracking methodology should be. Accordingly, the PSB ordered that the purpose of hearings in this proceeding would be to resolve this disagreement about the makeup of the productivity tracking methodology.  Technical hearings were held in June 2009 and legal briefs were filed in July 2009.

The PSB issued its Order in the case on August 20, 2009.  In its decision, the board made no determination that we are over-staffed.  We are allowed to increase our 2010 non-power cost cap by $189,000, representing the average cost of an additional 2.25 employees beyond the number currently allowed in rates.  As recommended by the 2008 business process review report, the PSB order requires us to undertake a comprehensive review of our organizational structure, staffing levels and costs to determine the appropriate structure and number of staff we should employ at ratepayer expense.  We were also invited to propose a means within the context of the alternative regulation plan to recover from ratepayers the prudently incurred costs of performing the review. We are in the process of preparing a Request for Proposal for a management consultant to perform the review.  We are in talks with the DPS regarding a possible settlement of the docket.  The outcome of these settlement talks cannot be predicted at this time.

On October 30, 2009, we submitted a base rate filing for the rate year commencing January 1, 2010 that reflects an increase in base rates of $16.6 million or a 5.91 percent increase in retail rates.  Under our alternative regulation plan, the annual change in the non-power costs, as reflected in our base rate filing, is limited to any increase in the US Consumer Price Index for the northeast, less a 1 percent productivity adjustment. The non-power costs associated with the implementation of our Asset Management Plan and our SmartPower project are excluded from the non-power cost cap.  Our 2010 non-power costs exceeded the non-power cost cap by approximately $1 million and these costs (“disallowed costs”) will not be included in our 2010 non-power base rates. These disallowed costs will be factored into the earnings sharing adjustment mechanism when it is calculated after the close of rate year 2010.  The allowed rate of return for 2010, calculated in accordance with the plan, will be 9.59 percent.

The base rate filing is subject to PSB suspension and review.  If the PSB elects to suspend the filing then any PSB decision in the proceeding resulting from the suspension shall be issued on or before April 30, 2010, with rates effective on a bills-rendered basis May 1, 2010. If there is no PSB suspension of the filing, the rate increase will take effect on a bills-rendered basis January 1, 2010.

Regulatory Accounting Under ASC 980, Regulated Operations, we account for certain transactions in accordance with permitted regulatory treatment whereby regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered through future revenues.  In the event that we no longer meet the criteria under ASC 980 and there is not a rate mechanism to recover these costs, we would be required to write off $15 million of regulatory assets (total regulatory assets of $58.1 million less pension and postretirement medical costs of $43.1 million), $2.8 million of other deferred charges - regulatory and $9 million of other deferred credits - regulatory.  This would result in a total extraordinary charge to operations of $8.8 million on a pre-tax basis as of September 30, 2009.  We would be required to record pre-tax pension and postretirement benefit costs of $42.4 million to Accumulated Other Comprehensive Loss and $0.7 million to Retained Earnings as reductions to stockholders’ equity.  We would also be required to determine any potential impairment to the carrying costs of deregulated plant.

All regulatory assets are being recovered in retail rates and are earning a return except for income taxes, nuclear plant dismantling costs and pension and postretirement medical costs.  Regulatory assets, certain other deferred charges and other deferred credits are shown in the table below (dollars in thousands).

	September 30, 2009	December 31, 2008
Regulatory assets
Pension and postretirement medical costs	$43,149	$46,911
Nuclear plant dismantling costs	8,939	10,049
Nuclear refueling outage costs - Millstone Unit #3	539	1,347
Income taxes	4,320	4,115
Asset retirement obligations and other	1,162	1,052
Total Regulatory assets	58,109	63,474

Other deferred charges - regulatory
Vermont Yankee sale costs (tax)	673	673
Deferral of December 2008 storm costs	0	4,059
Unrealized losses on power-related derivatives	1,637	4,070
Other	443	1,178
Total Other deferred charges - regulatory	2,753	9,980

Other deferred credits - regulatory
Asset retirement obligation - Millstone Unit #3	2,340	1,497
Vermont Yankee settlements	334	789
Emission allowances and renewable energy credits	77	308
Unrealized gains on power-related derivatives	5,013	12,756
Environmental remediation	250	1,000
Other	938	1,346
Total Other deferred credits - regulatory	$8,952	$17,696

NOTE 5 - FINANCIAL INSTRUMENTS
The estimated fair values of financial instruments follow (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Power contract derivative assets (includes current portion)	$5,047	$5,047	$12,891	$12,891
Power contract derivative liabilities (includes current portion)	$1,637	$1,637	$4,071	$4,071
Preferred stock subject to mandatory redemption (includes current portion)	$1,000	$1,003	$2,000	$2,003

Long-term debt:
First mortgage bonds	$167,500	$184,860	$167,500	$159,172
Revenue bonds (includes current portion)	$16,250	$16,258	$16,250	$16,183

The estimated fair values of power contract derivatives are based on over-the-counter quotes or broker quotes at the end of the reporting period, with the exception of one long-term power contract that is valued using a binomial tree model and quoted market data when available, along with appropriate valuation methodologies.  At September 30, 2009, the fair values were unrealized losses of $1.6 million that were recorded as liabilities on the Condensed Consolidated Balance Sheet and unrealized gains of $5 million that were recorded as assets on the Condensed Consolidated Balance Sheet.  At December 31, 2008, the fair values were unrealized losses of $4.1 million that were recorded as liabilities on the Condensed Consolidated Balance Sheet and unrealized gains of $12.9 million that were recorded as assets on the Condensed Consolidated Balance Sheet.

The fair values of our fixed rate securities are estimated based on quoted market prices for the same or similar issues with similar remaining time to maturity or on current rates offered to us.  Fair values are estimated to meet disclosure requirements and do not necessarily represent the amounts at which obligations would be settled.

The table above does not include cash, special deposits, receivables and payables.  The carrying values approximate fair value because of the short duration of those instruments. Also, the carrying values of our Vermont Industrial Development Authority Bonds (“VIDA”) and Connecticut Development Authority Bonds (“CDA”) approximate fair value since the rates are adjusted at least monthly.  The fair value of our cash equivalents and restricted cash are included in Note 6 - Fair Value.

NOTE 6 - FAIR VALUE
Effective January 1, 2008, we adopted ASC 820 (SFAS 157), Fair Value Measurements and Disclosures, as required.  ASC 820 establishes a single, authoritative definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements; however, ASC 820 does not expand the use of fair value accounting in any new circumstances.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

Valuation Techniques ASC 820 emphasizes that fair value is not an entity-specific measurement but a market-based measurement based on assumptions market participants would use to price the asset or liability.  ASC 820 provides guidance on three valuation techniques to be used at initial recognition and subsequent measurement of an asset or liability:

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

Fair Value Hierarchy ASC 820 establishes a fair value hierarchy (“hierarchy”) to prioritize the inputs used in valuation techniques. The hierarchy is designed to indicate the relative reliability of the fair value measure. The highest priority is given to quoted prices in active markets, and the lowest to unobservable data, such as an entity’s internal information. The lower the level of the input of a fair value measurement, the more extensive the disclosure requirements. There are three levels:

Level 1:  Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the reporting date.  Level 1 includes cash equivalents that consist of money market funds.

Level 2:  Pricing inputs that are other than quoted prices in active markets included in Level 1, which are directly or indirectly observable as of the reporting date.  This value is based on other observable inputs, including quoted prices for similar assets and liabilities.  Level 2 includes investments in our Millstone Decommissioning Trust Funds such as fixed-income securities (Treasury securities, other agency and corporate debt) and equity securities.

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
	Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund	$0	$4,890	$0	$4,890
Cash equivalents	7,680	0	0	7,680
Restricted cash	5,309	0	0	5,309
Power-related derivatives - current	0	0	5,047	5,047
Total	$12,989	$4,890	$5,047	$22,926

Liabilities:
Power-related derivatives - long-term	$0	$0	$1,637	$1,637
Total	$0	$0	$1,637	$1,637
	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund	$0	$4,203	$0	$4,203
Cash equivalents	5,028	0	0	5,028
Restricted cash	3,636	0	0	3,636
Power-related derivatives - current	0	0	12,758	12,758
Power-related derivatives - long term	0	0	133	133
Total	$8,664	$4,203	$12,891	$25,758

Liabilities:
Power-related derivatives - current	$0	$0	$2	$2
Power-related derivatives - long term	0	0	4,069	4,069
Total	$0	$0	$4,071	$4,071

Millstone Decommissioning Trust Our primary valuation technique to measure the fair value of our nuclear decommissioning trust investments is the market approach.  Actively traded quoted prices cannot be obtained for the funds in our decommissioning trusts.  However, actively traded quoted prices for the underlying securities comprising the funds have been obtained.  Due to these observable inputs, fixed-income, equity and cash equivalent securities in the funds are classified as Level 2 in the fair value hierarchy.

Cash Equivalents and Restricted Cash We use the market approach to measure the fair values of money market funds included in cash equivalents and restricted cash.  Cash equivalents are included in cash and cash equivalents on the Consolidated Balance Sheets.  We are able to obtain actively traded quoted prices for these funds.

Derivative Financial Instruments We estimate fair values of power-related derivatives based on the best market information available, including the use of internally developed models and broker quotes for forward energy contracts.  During interim periods, we use other models and our own assumptions about future congestion costs for valuing the remaining portion of annual financial transmission rights (“FTRs”).  We use auction clearing prices from the monthly auctions held by ISO-New England for valuing our month-ahead FTRs.  At the end of each year, we use ISO-New England’s auction clearing prices to value all FTRs.  We also use a binomial tree model and an internally developed long-term price forecast to value a power-related option contract.

Level 3 Reconciliation for Recurring Fair Value Measurements The following table is a reconciliation of changes in the net fair value of power-related derivatives that are classified as Level 3 in the fair value hierarchy.  There were no transfers into or out of Level 3 during the periods presented (dollars in thousands).

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Power-related Derivatives, net
Balance at beginning of period	$3,659	$(13,905)	$8,820	$(7,110)
Gains and losses (realized and unrealized)
Included in earnings	4,511	(1,341)	18,110	(7,384)
Included in Regulatory and other assets/liabilities	(214)	12,936	(5,309)	6,088
Purchases, sales, issuances and net settlements	(4,546)	1,317	(18,211)	7,413
Balance as of September 30	$3,410	$(993)	$3,410	$(993)

During the third quarter and first nine months of 2009 and 2008, there were no realized gains or losses included in earnings attributable to the change in unrealized gains or losses related to derivatives still held at the reporting date.  This is due to our regulatory accounting treatment for all power-related derivatives.

Based on a PSB-approved Accounting Order, we record the change in fair value of power contract derivatives as deferred charges or deferred credits on the Condensed Consolidated Balance Sheet, depending on whether the derivatives are assets or liabilities.  For all derivative assets except FTRs, we record offsetting deferred credits that represent unrealized gains.  For FTR derivatives that are purchased from ISO-New England in periodic auctions, we record the fair value as derivative assets or liabilities and we record a related account payable representing the amount to be paid for the FTR.  The difference between the FTR’s fair value and the account payable balance is recorded as a deferred charge or deferred credit, which represents an unrealized loss or gain, respectively, on the FTR.  For other derivative liabilities, we record an offsetting deferred charge, which represents unrealized losses.  Derivative fair values are recorded as current and long-term assets or liabilities depending on their duration.  For additional information on power contract derivatives, see Note 9 - Power-Related Derivatives.

Non-Recurring Measures Asset Retirement Obligations On January 1, 2009, we adopted additional guidance included in ASC 820-10 related to the effective date of certain non-recurring fair value measures FSP No. FAS 157-2, Effective Date of FASB Statement No. 157).  This guidance identifies certain non-recurring fair value measures that are subject to the reporting requirements.  AROs are subject to these requirements and are recognized for items that can be reasonably estimated such as asbestos removal, disposal of polychlorinated biphenyls in certain transformers and breakers, and mercury in batteries and certain meters.  During the quarter and nine months ended September 30, 2009, there were no fair value measurements relating to AROs.

NOTE 7 - INVESTMENT SECURITIES
Millstone Decommissioning Trust Fund We have decommissioning trust fund investments related to our joint-ownership interest in Millstone Unit #3.  The decommissioning trust fund was established pursuant to various federal and state guidelines.  Among other requirements, the fund is required to be managed by an independent and prudent fund manager.  Any gains or losses, realized and unrealized, are expected to be refunded to or collected from ratepayers and are recorded as regulatory assets or liabilities in accordance with ASC 980, Regulated Operations.

ASC 320, Investments in Debt and Equity Securities, states that an investment is impaired if the fair value of the investment is less than its cost and if management considers the impairment to be other-than-temporary. We do not have the ability to hold individual equity securities in the trusts because regulatory authorities limit our ability to oversee the day-to-day management of our nuclear decommissioning trust fund investments.  Therefore, we consider all equity securities held by our nuclear decommissioning trusts with fair value below their cost basis to be other-than-temporarily impaired.  ASC 320-10-65-1 (FSP No. FAS 115-2 and 124-2), Recognition and Presentation of Other-Than-Temporary Impairments only requires impairment of debt securities if: 1) there is the intent to sell a debt security; 2) it is more likely than not that the security will be required to be sold prior to recovery; or 3) the entire unamortized cost of the security is not expected to be recovered.  For the majority of the investments shown below, we own a share of the trust fund investments.

In July 2009, we changed a fund manager for our available-for-sale equity investments.  This resulted in a higher level of investments in available-for-sale securities and proceeds from sale of available-for-sale securities as reported on the Condensed Consolidated Statements of Cash Flows.  We had $0.1 million of realized gains in the third quarter of 2009 and $0.2 million in the first nine months of 2009.  Our realized losses were $0.1 million in the third quarter of 2009 and $0.3 million in the first nine months of 2009.

The fair value of these investments is summarized below (dollars in thousands):

	September 30, 2009				December 31, 2008
				Estimated				Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Security Types	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Equity Securities	$3,102	$517	$0	$3,619	$2,406	$240	$0	$2,646
Debt Securities	1,176	72	(5)	1,243	1,407	90	0	1,497
Cash and other	28	0	0	28	60	0	0	60
Total	$4,306	$589	$(5)	$4,890	$3,873	$330	$0	$4,203

Information related to the fair value of debt securities follows (dollars in thousands):

	Fair value of debt securities at contractual maturity dates
	Less than 1 year	1 to 5 years	5 to 10 years	After 10 years	Total
Debt Securities	$34	$248	$266	$695	$1,243

At September 30, 2009, the fair value of debt securities in an unrealized loss position was $0.1 million.

NOTE 8 - LONG-TERM DEBT AND NOTES PAYABLE
Long-term debt and Notes Payable at September 30, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
First Mortgage Bonds
5.00%, Series SS, due 2011	$20,000	$20,000
5.72%, Series TT, due 2019	55,000	55,000
6.90%, Series OO, due 2023	17,500	17,500
6.83%, Series UU, due 2028	60,000	60,000
8.91%, Series JJ, due 2031	15,000	15,000
Revenue Bonds
New Hampshire Industrial Development Authority Bonds (“NHIDA”)
3.75%, due 2009	5,450	5,450
Vermont Industrial Development Authority Bonds (“VIDA”)*
Variable, due 2012 (1.5 % at September 30, 2009 and 0.85% at December 31, 2008)	5,800	5,800
Connecticut Development Authority Bonds (“CDA”)*
Variable, due 2012 (1.5 % at September 30, 2009 and 1% at December 31, 2008)	5,000	5,000
Total long-term debt and notes payable	183,750	183,750
Less current amount payable, due within one year	(5,450)	(16,250)
Total long-term debt and notes payable less current portion	$178,300	$167,500
* The VIDA and CDA bonds were included in Notes Payable at December 31, 2008.

Letters of credit:  We have three outstanding secured letters of credit, issued by one bank, that support the NHIDA, CDA and VIDA revenue bonds.  These letters of credit total $16.9 million in support of three separate issues of industrial development revenue bonds totaling $16.3 million. We pay an annual fee of 0.9 percent on the letters of credit, based on our secured long-term debt rating.  These letters of credit expire on November 30, 2009. The letters of credit contain cross-default provisions to East Barnet, a wholly owned subsidiary. These cross-default provisions generally relate to an inability to pay debt or debt acceleration, the levy of significant judgments, insolvency or violations under ERISA related to our employee and retiree benefit plans.  At September 30, 2009, there were no amounts drawn under these letters of credit.

On September 28, 2009, we closed on replacement letters of credit totaling $11.1 million in support of the CDA and VIDA revenue bonds and they were reclassified from Notes Payable to Long-Term Debt.  These letters of credit are unsecured and will become effective on December 1, 2009.  We will pay an annual fee of 2.5 percent on the letters of credit, based on our unsecured credit rating.  These letters of credit expire on November 30, 2012.  The letters of credit contain cross-default provisions to East Barnet, a wholly owned subsidiary.  These cross-default provisions generally relate to an inability to pay debt or debt acceleration, the levy of significant judgments, insolvency or violations under ERISA related to our employee and retiree benefit plans.

Revenue bonds:  The NHIDA bonds are pollution-control revenue bonds that carry an interest reset provision.  These bonds are callable at our option or the bondholders’ option on the rate reset date.  The final rate reset occurred December 1, 2004.  As of September 30, 2009, the bonds are only callable at our option in special circumstances involving unenforceability of the indenture or a change in the usability of the project.  These bonds will mature on December 1, 2009 and are included in the current portion of long-term debt.

The CDA and VIDA revenue bonds are floating rate, monthly demand pollution-control bonds.  There are no interim sinking fund payments due prior to their maturity.  The interest rates reset monthly.  Both series are callable at par as follows: 1) at our option or the bondholders’ option on each monthly interest payment date; or 2) at the option of the bondholders on any business day.  There is a remarketing feature if the bonds are put for redemption.  Historically, these bonds have been remarketed in the secondary bond market.  Because of the three-year term of the new letters of credit discussed above, these revenue bonds have been reclassified from Notes Payable to Long-Term Debt as of September 30, 2009.

Covenants:  Our long-term debt indentures, letters of credit, credit facility and material agreements contain financial covenants.  The most restrictive financial covenants include maximum debt to total capitalization of 65 percent, and minimum interest coverage of 2.0 times.  At September 30, 2009, we were in compliance with all financial covenants related to our various debt agreements, articles of association, letters of credit, credit facility and material agreements.  A significant reduction in future earnings or a significant reduction to common equity could restrict the payment of common and preferred dividends or could cause us to violate our maintenance covenants.  If we were to default on our covenant, the lenders could terminate their obligations, declare all amounts outstanding or due immediately payable, or take possession of or foreclose on mortgaged property.

NOTE 9 - POWER-RELATED DERIVATIVES
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

Several years ago, we entered into a long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice (“Hydro-Quebec Sellback #3”).  In addition, we are able to economically hedge our exposure to congestion charges that result from constraints on the transmission system with FTRs.  FTRs are awarded to the successful bidders in periodic auctions administered by ISO-New England.  We do not use derivative financial instruments for trading or other purposes.

Accounting for power-related derivatives is discussed in Note 1- Business Organization and Summary of Significant Accounting Policies - Derivative Financial Instruments.

As of September 30, 2009, we had the following outstanding power-related derivative contracts:

Commodity	mWh (000s)
Forward Energy Sales	128.3
Financial Transmission Rights	428.4
Hydro-Quebec Sellback #3	438.0

We recognized the following amounts in the Condensed Consolidated Statements of Income in connection with derivative financial instruments for the third quarter and first nine months (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Net realized gains (losses) reported in operating revenues	$4,538	$(1,328)	$18,195	$(7,386)
Net realized gains (losses) reported in purchased power	$(27)	$(13)	$(85)	$2

For information on the location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets see Note 6 - Fair Value.

Certain of our power-related derivative instruments contain provisions for performance assurance that may include the posting of collateral in the form of cash or letters of credit, or other credit enhancements.  Our counterparties will typically establish collateral thresholds that represent credit limits, and these credit limits vary depending on our credit rating.  If our current credit rating were to decline, certain counterparties could request immediate payment and full overnight ongoing collateralization on derivative instruments in net liability positions.  We have no derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2009.  For information concerning performance assurance, see Note 11 - Commitments and Contingencies - Performance Assurance.

NOTE 10 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The fair value of Pension Plan trust assets was $94.8 million at September 30, 2009 and $79.2 million at December 31, 2008. The unfunded accrued pension benefit obligation recorded on the Condensed Consolidated Balance Sheets was $26.2 million at September 30, 2009 and $27.1 million at December 31, 2008.

The fair value of Postretirement Plan trust assets was $15.6 million at September 30, 2009 and $9.3 million at December 31, 2008.  The unfunded accrued postretirement benefit obligation recorded on the Condensed Consolidated Balance Sheets was $16.7 million at September 30, 2009, and $19.3 million at December 31, 2008.

In June 2009, we contributed $2.4 million to the pension trust fund and $3.8 million to the postretirement medical trust funds.  We do not plan to make any additional contributions to these trust funds in 2009.  In June 2008, we contributed $3.1 million to the pension trust fund and $3.1 million to the postretirement medical trust funds.
Components of net periodic benefit costs follow (dollars in thousands):

Pension Benefits	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Service cost	$946	$823	$2,838	$2,469
Interest cost	1,652	1,523	4,956	4,569
Expected return on plan assets	(2,077)	(1,831)	(6,231)	(5,493)
Amortization of prior service cost	86	97	258	291
Amortization of transition (asset) obligation	0	0	0	0
Net periodic benefit cost	607	612	1,821	1,836
Less amounts capitalized	91	121	231	309
Net benefit costs expensed	$516	$491	$1,590	$1,527

Postretirement Benefits	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Service cost	$178	$155	$534	$465
Interest cost	428	403	1,284	1,209
Expected return on plan assets	(196)	(267)	(588)	(801)
Amortization of prior service cost	70	0	210	0
Amortization of net actuarial loss	379	263	1,137	789
Amortization of transition (asset) obligation	64	64	192	192
Net periodic benefit cost	923	618	2,769	1,854
Less amounts capitalized	139	122	351	312
Net benefit costs expensed	$784	$496	$2,418	$1,542

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES
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

Entergy-Vermont Yankee has no obligation to supply energy to VYNPC over its entitlement share of plant output, so we receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating.   The plant normally shuts down for maintenance and refueling every 18 months.  The next scheduled refueling outage will be in the spring of 2010.  Our total VYNPC purchases were $16.1 million in the third quarter and $47.5 million in the first nine months of 2009 and $14.5 million in the third quarter and $46.1 million in the first nine months of 2008.

We have a forced outage insurance policy to cover additional costs, if any, of obtaining replacement power from other sources if the Vermont Yankee plant experiences unplanned outages.  The current policy covers March 22, 2009 through March 21, 2010.   This outage insurance does not apply to reductions in production levels at the plant (referred to as a “derate”) or acts of terrorism.   The coverage applies to unplanned outages of up to 90 consecutive calendar days per outage event, and provides for payment of the difference between the hourly spot market price and $42/mWh. The aggregate maximum coverage is $9 million with a $1.2 million deductible.  In October 2009, we purchased coverage for the period March 22, 2010 through March 21, 2011.  The new policy has the same coverage terms as our current policy.

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

If the Vermont Yankee plant is shut down for any reason prior to the end of its operating license, we would lose the economic benefit of an energy volume  of close to 50 percent of our total committed supply and have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  At current prices the cost of Vermont Yankee power is close to the market price.  Based on projected market prices as of September 30, 2009, the incremental replacement cost of lost power, including capacity, is estimated to average $32.3 million annually.  We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant.  An early shutdown, depending upon the specific circumstances, could involve cost recovery via the outage insurance described above and recoveries under the PCAM but, in general, would not be expected to materially impact financial results.

Hydro-Quebec: We are purchasing power from Hydro-Quebec under the Vermont Joint Owners (“VJO”) Power Contract.  The VJO Power Contract has been in place since 1987 and purchases began in 1990.  Related contracts were subsequently negotiated between us and Hydro-Quebec, altering the terms and conditions contained in the original contract by reducing the overall power requirements and related costs.  The VJO contract runs through 2020, but our purchases under the contract end in 2016.  The average level of deliveries decreases by approximately 19 percent after 2012, and by approximately 85 percent after 2015.   Our total purchases under the VJO contract were $15.7 million in the third quarter and $47.9 million in the first nine months of 2009 and $15.9 million in the third quarter and $47.6 million in the first nine months of 2008.

The annual load factor is 75 percent for the remainder of the VJO Power Contract, unless the contract is changed or there is a reduction due to the adverse hydraulic conditions described below.

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

There are specific contractual provisions providing that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the remaining VJO participants, will “step-up” to the defaulting party’s share on a pro-rata basis.  As of September 30, 2009, our obligation is about 47 percent of the total VJO Power Contract through 2016, and represents approximately $368.3 million, on a nominal basis.

In accordance with ASC 460 (FASB Interpretation No. 45), Guarantees, we are required to disclose the “maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  Such disclosure is required even if the likelihood is remote.  With regard to the “step-up” provision in the VJO Power Contract, we must assume that all members of the VJO simultaneously default in order to estimate the “maximum potential” amount of future payments.  We believe this is a highly unlikely scenario given that the majority of VJO members are regulated utilities with regulated cost recovery.  Each VJO participant has received regulatory approval to recover the cost of this purchased power in their most recent rate applications.  Despite the remote chance that such an event could occur, we estimate that our undiscounted purchase obligation would be an additional $432.2 million for the remainder of the contract, assuming that all members of the VJO defaulted by October 1, 2009 and remained in default for the duration of the contract.  In such a scenario, we would then own the power and could seek to recover our costs from the defaulting members or our retail customers, or resell the power in the wholesale power markets in New England.  The range of outcomes (full cost recovery, potential loss or potential profit) would be highly dependent on Vermont regulation and wholesale market prices at the time.

Independent Power Producers:  We receive power from several Independent Power Producers (“IPPs”).  These plants use water and biomass as fuel.  Most of the power comes through a state-appointed purchasing agent that allocates power to all Vermont utilities under PSB rules.  Our total purchases from IPPs were $4.8 million in the third quarter and $16.5 million in the first nine months of 2009 and $5.3 million in the third quarter and $20.4 million in the first nine months of 2008.

Nuclear Decommissioning Obligations We have a joint-ownership percentage in Millstone Unit # 3, in which Dominion Nuclear Connecticut ("DNC") is the lead owner and we are obligated to pay our share of the nuclear decommissioning costs.
There is an external trust dedicated to funding our joint-ownership share of future decommissioning costs.  DNC has suspended contributions to the Millstone Unit #3 Trust Fund because the minimum NRC funding requirements are being met or exceeded.  We have also suspended contributions to the Trust Fund, but could choose to renew funding at our own discretion as long as the minimum requirement is met or exceeded.  If a need for additional decommissioning funding becomes necessary, we will be obligated to resume contributions to the Trust Fund.

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

At September 30, 2009, we had posted $7.3 million of collateral under performance assurance requirements for ISO-New England, which was comprised of $2 million in cash and $5.3 million in restricted cash.  At December 31, 2008, we had posted $6.9 million of collateral under performance assurance requirements for certain power contracts, comprised of  $3.3 million  in cash and $3.6 million in restricted cash.

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

Leases Prior to October 24, 2008, we leased our vehicles and related equipment under a single operating lease agreement.  The individual leases under this agreement were mutually cancelable one year from lease inception.  At September 30, 2009, the unamortized value was $6.8 million.  On November 14, 2008, we received notification from the lessor that this operating lease agreement would be terminated.  Under the terms of the lease, we were required to terminate all agreements under this lease  before November 14, 2009 and pay the unamortized value of the equipment upon termination.  On October 30, 2009, we signed a vehicle lease agreement to finance substantially all of the vehicles covered by this former agreement.

On October 24, 2008, we entered into an  operating lease for new vehicles and other related equipment leased after October 24, 2008.   Our guarantee obligation under this lease is limited to 5 percent of the acquisition cost.   The maximum amount of future payments under this guarantee is approximately $0.1 million.  The total future minimum lease payments required for all lease schedules under this agreement at September 30, 2009 was $2.2 million.  The maximum amount available for leases under this agreement is currently $4 million, of which $2.4 million was outstanding at September 30, 2009.   At December 31, 2008, the maximum amount available for lease under this agreement was $4 million, of which $2.3 million was outstanding.

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

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal.  Later, we sited various operations there.  Due to the existence of coal tar deposits, polychlorinated biphenyl contamination and the potential for off-site migration, we conducted studies in the late 1980s and early 1990s to quantify the potential costs to remediate the site.  Investigation at the site has continued, including work with the State of Vermont to develop a mutually acceptable solution.  A corrective action plan was submitted to the State of Vermont on October 19, 2009 for their approval.  We have reviewed our reserve for this site based on a 2006 cost estimate of remediation and determined that it is adequate.  The liability for site remediation is expected to range from $0.9 million to $2.3 million.  As of September 30, 2009, we have accrued $1.1 million representing the most likely remaining cost of the remediation effort.

Brattleboro Manufactured Gas Facility: In the 1940s, we owned and operated a manufactured gas facility in Brattleboro, Vermont.  We ordered a site assessment in 1999 at the request of the State of New Hampshire.  In 2001, New Hampshire indicated that no further action was required, though it reserved the right to require further investigation or remedial measures.  In 2002, the Vermont Agency of Natural Resources notified us that our corrective action plan for the site was approved.  That plan is now in place.  We have reviewed our reserve for this site based on a 2006 cost estimate of remediation and determined that it is adequate.  The liability for site remediation is expected to range from $0.1 million to $1.3 million.  As of September 30, 2009, we have accrued $0.5 million representing the most likely remaining cost of the remediation effort.

Dover, New Hampshire, Manufactured Gas Facility: In 1999, Public Service Company of New Hampshire (“PSNH”) contacted us about this site.  PSNH alleged that we were partially liable for cleanup, since the site was previously operated by Twin State Gas and Electric, which merged into CVPS on the same day that PSNH bought the facility.  In 2002, we reached a settlement with PSNH in which certain liabilities we might have had were assigned to PSNH in return for a cash settlement paid by CVPS based on completion of PSNH’s cleanup effort.  As of September 30, 2009, our remaining obligation was less than $0.1 million.

Reserve for Loss on Power Contract On January 1, 2004, we terminated a long-term power contract with Connecticut Valley Electric Company, a regulated electric utility that used to be our wholly owned subsidiary.  In accordance with the requirements of ASC 450 (SFAS 5) Contingencies, we recorded a $14.4 million pre-tax loss accrual in the first quarter of 2004 related to the contract termination.  The loss accrual represented our best estimate of the difference between expected future sales revenue in the wholesale market for the purchased power that was formerly sold to Connecticut Valley Electric Company and the net cost of purchased power obligations.  We review this estimate at the end of each reporting period and will increase the reserve if the revised estimate exceeds the recorded loss accrual.  The loss accrual is being amortized on a straight-line basis through 2015, the estimated life of the power contracts that were in place to supply power under the contract.  The reserve was $7.5 million at September 30, 2009 and $8.4 million at December 31, 2008.  The current and long-term portions are included as liabilities on the Condensed Consolidated Balance Sheets.

Customer Bankruptcy  On October 26, 2009, a major communications customer filed for bankruptcy protection.  At September 30, 2009, our allowance for uncollectible accounts included a reserve of $0.8 million on the amounts owed to us.  We are unable to predict the outcome of this matter at this time or its impact on our financial statements.

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

NOTE 12 - SEGMENT REPORTING
The following table provides segment financial data for the third quarter and first nine months (dollars in thousands).  Inter-segment revenues were a nominal amount in all periods presented.

			Reclassification &
	CV-VT	Other Companies	Consolidating Entries	Consolidated
Three Months Ended
September 30, 2009
Revenues from external customers	$81,791	$446	$(446)	$81,791
Net income	$5,948	$252	$0	$6,200
Total assets at September 30, 2009	$620,071	$2,302	$(265)	$622,108

September 30, 2008
Revenues from external customers	$83,767	$448	$(448)	$83,767
Net income	$6,417	$64	$0	$6,481
Total assets at December 31, 2008	$624,341	$3,184	$(1,399)	$626,126

Nine Months Ended
September 30, 2009
Revenues from external customers	$255,145	$1,298	$(1,298)	$255,145
Net income	$18,204	$365	$0	$18,569
Total assets at September 30, 2009	$620,071	$2,302	$(265)	$622,108

September 30, 2008
Revenues from external customers	$259,478	$1,314	$(1,314)	$259,478
Net income	$16,186	$204	$0	$16,390
Total assets at December 31, 2008	$624,341	$3,184	$(1,399)	$626,126

NOTE 13 - SUBSEQUENT EVENTS
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

This application for federal funding does not commit us to invest in the capital obligations of the CVPS SmartPower™ Project unless or until we have been able to review and approve the final project implementation plans and have developed a full understanding of the extent to which there is federal stimulus funding support for the project and our ability to access capital to support the project on reasonable terms and conditions.

On October 27, 2009, the U.S. Department of Energy announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer enhancements, and grid automation.  As a participant on Vermont’s Smart Grid Stimulus application, we expect to receive a grant of over $31 million.  We will now begin negotiations with the DOE and other Vermont utilities to finalize stimulus funding and requirements.

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

EXECUTIVE SUMMARY
Our core business is the Vermont electric utility business.  The rates we charge for retail electricity sales are regulated by the Vermont Public Service Board (“PSB”).  Fair regulatory treatment is fundamental to maintaining our financial stability.  Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders, in order to attract capital.  As discussed under the heading Retail Rates and Alternative Regulation below, the PSB approved the alternative regulation plan that we proposed in August 2007, with modifications.  The implementation of this plan will provide more timely adjustments to power, operating and maintenance costs, which will better serve the interests of customers and shareholders.

Our consolidated earnings for the third quarter of 2009 were $6.2 million, or 52 cents per diluted share of common stock, and $18.6 million, or $1.57 per diluted share of common stock, for the first nine months.  This compares to consolidated earnings of $6.5 million, or 61 cents per diluted share of common stock, for the third quarter and $16.4 million, or $1.55 per diluted share of common stock, for the first nine months of 2008.  The primary drivers of the year-over-year earnings variance for the third quarter and first nine months are described in Results of Operations below.

We continue to focus on key strategic financial initiatives including: restoring our corporate credit rating to investment-grade; ensuring that our retail rates are set at levels to recover our costs of service; evaluating financing options to support current and future working capital needs; planning for replacement power when long-term power contracts begin to expire in 2012; working to support the State of Vermont’s e-state initiative, including both broadband and smart grid components; and implementing our asset management plan to ensure we continue to provide safe, reliable service to our customers at the lowest possible cost.

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

The first quarter 2009 PCAM adjustment was calculated to be an over-collection of $0.6 million and was recorded as a current liability.  On May 1, 2009, we filed a PCAM report, including supporting documentation, with the PSB identifying the over-collection.  On June 15, 2009, the DPS recommended the PCAM report be approved as filed.  On June 30, 2009, the PSB accepted the DPS recommendation and approved the filing.  The over-collection was returned to customers over three months ending September 30, 2009.

The second quarter 2009 PCAM adjustment was calculated to be an over-collection of $0.5 million and was recorded as a current liability at June 30, 2009.  On July 30, 2009, we filed a PCAM report, including supporting documentation, with the PSB outlining the over-collection. On September 4, 2009, the DPS recommended the PCAM report be approved as filed.  On September 28, 2009, the PSB accepted the DPS recommendation and approved the filing. The over-collection will be returned to customers over three months beginning October 1, 2009.

The third quarter 2009 PCAM adjustment was calculated to be an over-collection of $0.6 million and is recorded as a current liability at September 30, 2009.  On October 30, 2009, we filed a PCAM report, including supporting documentation, with the PSB outlining the over-collection.  The over-collection will be returned to customers over three months beginning January 1, 2010.

On February 13, 2009, the PSB opened an investigation into the staffing levels of the company as requested by us and the DPS. On March 25, 2009, the PSB convened a prehearing conference where we and the DPS agreed to a procedural schedule.  We and the DPS further agreed that the scope of the technical hearings could be narrowed to devising a methodology for deriving productivity measures that would be tracked over time. The parties did not agree, however, as to what the substantive elements of that tracking methodology should be. Accordingly, the PSB ordered that the purpose of hearings in this proceeding would be to resolve this disagreement about the makeup of the productivity tracking methodology.  Technical hearings were held in June 2009 and legal briefs were filed in July 2009.

The PSB issued its Order in the case on August 20, 2009.  In its decision, the board made no determination that we are over-staffed.   We are allowed to increase our 2010 non-power-cost cap by $189,000, representing the average cost of an additional 2.25 employees beyond the number currently allowed in rates.  As recommended by the 2008 business process review report, the PSB order requires us to undertake a comprehensive review of our organizational structure, staffing levels and costs to determine the appropriate structure and number of staff we should employ at ratepayer expense.  We were also invited to propose a means within the context of the alternative regulation plan to recover from ratepayers the prudently incurred costs of performing the review. We are in the process of preparing a Request for Proposal for a management consultant to perform the review.  We are in talks with the DPS regarding a possible settlement of the docket.  The outcome of these settlement talks cannot be predicted at this time.

On October 30, 2009, we submitted a base rate filing for the rate year commencing January 1, 2010 that reflects an increase in base rates of $16.6 million or a 5.91 percent increase in retail rates.  Under our alternative regulation plan, the annual change in the non-power costs, as reflected in our base rate filing, is limited to any increase in the US Consumer Price Index for the northeast, less a 1 percent productivity adjustment. The non-power costs associated with the implementation of our Asset Management Plan and our SmartPower project are excluded from the non-power cost cap.  Our 2010 non-power costs exceeded the non-power cost cap by approximately $1 million and these costs (“disallowed costs”) will not be included in our 2010 non-power base rates. These disallowed costs will be factored into the earnings sharing adjustment mechanism when it is calculated after the close of rate year 2010.  The allowed rate of return for 2010, calculated in accordance with the plan, will be 9.59 percent.

The base rate filing is subject to PSB suspension and review.  If the PSB elects to suspend the filing then any PSB decision in the proceeding resulting from the suspension shall be issued on or before April 30, 2010, with rates effective on a bills-rendered basis May 1, 2010. If there is no PSB suspension of the filing, the rate increase will take effect on a bills-rendered basis January 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows At September 30, 2009, we had cash and cash equivalents of $10.3 million compared to $10.7 million at September 30, 2008.  The primary components of cash flows from operating, investing and financing activities for both periods are discussed in more detail below.

Operating Activities: Operating activities provided $33.3 million in the first nine months of 2009.  Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $40.6 million. This included $8 million of distributions received from affiliates, most materially from our investments in Transco.  Changes in working capital and other items used $7.3 million, including $6.9 million of pension and postretirement medical trust fund contributions, $5.9 million of interest payments and $4.4 million of income tax payments.  These working capital items were partially offset by $6.5 million of income tax refunds received in the first quarter resulting from federal bonus depreciation on our assets as well as our share of Transco assets placed in service during 2008.
During the first nine months of 2008, Operating activities provided $32.8 million.  Net income, when adjusted for depreciation, amortization, deferred income tax and other non-cash income and expense items, provided $38.3 million. This included $8.2 million of distributions received from affiliates, most materially from our investments in Transco.  In addition, changes in working capital and other items used $5.5 million.  This was primarily due to $7.7 million of employee benefit funding, including $6.2 million of pension and postretirement medical trust fund contributions

Investing Activities: Investing activities used $21.9 million in the first nine months of 2009, including $21.2 million of construction and plant expenditures and $0.7 million for other investing activities.  During the first nine months of 2008, investing activities used $26 million, including $25.7 million for construction and plant expenditures and $0.3 million for other investments.

Financing Activities: In the first nine months of 2009, financing activities used $7.8 million, including $8.3 million for dividends paid on common and preferred stock, $1 million for preferred stock sinking fund payments, and $0.8 million for capital lease payments and other financing activities.  These items were partially offset by $1.3 million from exercised stock options and the dividend reinvestment program and a $1 million reduction in special deposits for preferred stock sinking fund payments.

During the first nine months of 2008, financing activities provided $0.1 million, including $60 million from proceeds of the issuance of first mortgage bonds, $2.4 million from borrowings under a letter of credit, $1.8 million from exercised stock options and the dividend reinvestment program, a $1 million reduction in special deposits for preferred stock sinking fund payments and $0.3 million from other financing activities.  These items were partially offset by $53 million to repay notes payable, $7.4 million for dividends paid on common and preferred stock, $2.4 million for unremarketed bonds, $1 million for preferred stock sinking fund payments, $0.9 million for debt issuance and deferred common stock offering costs and $0.7 million for capital lease payments.

Financing Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a credit agreement dated November 3, 2008.  Our obligation under the credit agreement is guaranteed by our wholly owned, unregulated subsidiaries, C.V. Realty and CRC. The purpose of the facility is to provide liquidity for general corporate purposes, including working capital needs and power contract performance assurance requirements, in the form of funds borrowed and letters of credit. At September 30, 2009, there were no borrowings or letters of credit outstanding under the credit facility.  We are currently negotiating an additional short-term credit facility in the amount of approximately $15 million.

Letters of Credit:  We have three outstanding secured letters of credit, issued by one bank, that support the New Hampshire Industrial Development Authority, Connecticut Development Authority and Vermont Industrial Development Authority revenue bonds.  These letters of credit total $16.9 million in support of three separate issues of industrial development revenue bonds totaling $16.3 million.  We pay an annual fee of 0.9 percent on the letters of credit, based on our secured long-term debt rating.  These letters of credit expire on November 30, 2009.  The letters of credit contain cross-default provisions to East Barnet, a wholly owned subsidiary.  These cross-default provisions generally relate to an inability to pay debt or debt acceleration, the levy of significant judgments, insolvency or violations under ERISA related to our employee and retiree benefit plans.  At September 30, 2009, there were no amounts drawn under these letters of credit.

On September 28, 2009, we closed on replacement letters of credit totaling $11.1 million in support of the Connecticut Development Authority and Vermont Industrial Development Authority revenue bonds.  These letters of credit are unsecured and will become effective on December 1, 2009.  We will pay an annual fee of 2.5 percent on the letters of credit, based on our unsecured credit rating.  These letters of credit expire on November 30, 2012.  The letters of credit contain cross-default provisions to East Barnet, a wholly owned subsidiary.  These cross-default provisions generally relate to an inability to pay debt or debt acceleration, the levy of significant judgments, insolvency or violations under ERISA related to our employee and retiree benefit plans.

Revenue Bonds:  Because of the three-year term of the new letters of credit discussed above, the Vermont Industrial Development Authority and Connecticut Development Authority revenue bonds have been reclassified from Notes Payable to Long-Term Debt as of September 30, 2009.

Refinancing Plans: We are currently reviewing options to support working capital requirements resulting from investments in our distribution and transmission system.

Dividend Reinvestment Plan:  Our Dividend Reinvestment Plan has been using Treasury shares as the source of common shares to meet reinvestment obligations since July 2007.  In September 2009, we began using original issue shares to meet reinvestment obligations under the plan.  This change will not have any impact on the amount of incremental cash flow brought in by this dividend reinvestment plan.

Covenants:  At September 30, 2009, we were in compliance with all financial covenants related to our various debt agreements, articles of association, letters of credit and credit facility. A significant reduction in future earnings or a significant reduction to common equity could restrict the payment of common and preferred dividends or could cause us to violate our maintenance covenants.  If we were to default on our covenants, the lenders could take such actions as terminate their obligations, declare all amounts outstanding or due immediately payable, or take possession of or foreclose on mortgaged property.

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

Capital spending We expect to invest approximately $30 million to $35 million in 2009 primarily in our transmission and distribution infrastructure to ensure continued system reliability.  This compares to capital expenditures of $36.8 million in 2008.  These estimates are subject to continuing review and adjustment, and actual capital expenditures and timing may vary.  As of September 30, 2009 capital expenditures were $21.3 million.

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

At September 30, 2009, we had posted $7.3 million of collateral under performance assurance requirements for ISO-New England, which was comprised of $2 million in cash and $5.3 million in restricted cash.  At December 31, 2008, we had posted $6.9 million of collateral under performance assurance requirements for certain power contracts, which was comprised of $3.3 million in cash and $3.6 million in restricted cash.

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

Prior to October 24, 2008, we leased our vehicles and related equipment under a single operating lease agreement.  The individual leases under this agreement were mutually cancelable one year from lease inception.  At September 30, 2009, the unamortized value was $6.8 million.  On November 14, 2008, we received notification from the lessor that this operating lease agreement would be terminated.  Under the terms of the lease, were required to terminate all agreements under this lease before November 14, 2009 and pay the unamortized value of the equipment upon termination.  On October 30, 2009, we signed a vehicle lease agreement to finance substantially all of the vehicles covered by this former agreement.  On October 24, 2008, we entered into a second operating lease  for new vehicles and other related equipment leased after October 24, 2008.  Our guarantee obligation under this lease is limited to 5 percent of the acquisition cost.  The maximum amount of future payments under this guarantee is approximately $0.1 million.  The total future minimum lease payments required for all lease schedules under this agreement at September 30, 2009 was $2.2 million.  The maximum amount available for leases under this agreement is currently $4 million, of which $2.4 million was outstanding at September 30, 2009.   At December 31, 2008, the maximum amount available for lease under this agreement was $4 million, of which $2.3 million was outstanding.

Global Economic Crisis Due to the global economic crisis, there has been a significant decline in lending activity.  We expect to have access to liquidity in the capital markets when needed at reasonable rates.  We also have access to a $40 million unsecured revolving credit facility and are negotiating an additional short-term credit facility in the amount of approximately $15 million.  However, sustained turbulence in the global credit markets could limit or delay our access to capital.  As part of our enterprise risk management program, we routinely monitor our risks by reviewing our investments in and exposure to various firms and financial institutions.

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

RESULTS OF OPERATIONS
The following is a detailed discussion of the results of operations for the third quarter and first nine months of 2009 compared to the same periods in 2008.  It should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this report.

Overview Our third quarter 2009 earnings decreased by $0.3 million, or nine cents per diluted share of common stock, compared to the same periods in 2008.  Earnings for the first nine months of 2009 increased by $2.2 million, or two cents per diluted share of common stock, compared to the same periods in 2008.  The table below provides a reconciliation of the primary year-over-year variances in diluted earnings per share.  The earnings per diluted share for each variance shown below are non-GAAP measures:
	Third Quarter	First Nine Months
	2009 vs. 2008	2009 vs. 2008
2008 Earnings per diluted share	$0.61	$1.55

Year-over-Year Effects on Earnings:
Lower purchased power expense	0.13	0.36
Higher equity in earnings of affiliates	0.03	0.07
Lower operating revenues	(0.12)	(0.25)
Higher transmission expense	(0.15)	(0.18)
Common stock issuance (Nov. 2008) - 1,190,000 additional shares	(0.06)	(0.18)
Higher other operating expenses	(0.07)	(0.04)
Other (mostly variable life insurance)	0.15	0.24
2009 Earnings per diluted share	$0.52	$1.57

Note:  The additional shares from the November 2008 stock issuance were excluded from the 11,717,218 average shares of common stock - diluted for the third quarter and the 11,685,795 average shares of common stock - diluted for the first nine months, for the purposes of computing the individual EPS variances shown above in order to provide comparable information for 2009 vs. 2008.

Operating Revenues Operating revenues and related mWh sales are summarized below.

	Three months ended September 30				Nine months ended September 30
	Revenues				Revenues
	(in thousands)		mWh Sales		(in thousands)		mWh Sales
	2009	2008	2009	2008	2009	2008	2009	2008
Residential	$33,100	$33,440	229,843	233,156	$102,802	$103,142	727,559	732,285
Commercial	26,819	28,301	212,925	227,650	77,359	81,151	615,554	654,148
Industrial	7,668	8,145	90,414	96,802	23,954	25,640	272,316	293,589
Other	480	476	1,624	1,602	1,417	1,408	4,800	4,751
Total retail sales	68,067	70,362	534,806	559,210	205,532	211,341	1,620,229	1,684,773
Resale sales	10,188	10,751	190,754	167,990	41,252	40,430	639,188	603,782
Provision for rate refund	(27)	0	0	0	(1,128)	(62)	0	0
Other operating revenues	3,563	2,654	0	0	9,489	7,769	0	0
Total operating revenues	$81,791	$83,767	725,560	727,200	$255,145	$259,478	2,259,417	2,288,555

Operating revenues decreased $2 million in the third quarter and $4.3 million in the first nine months of 2009 as compared to 2008 due to the following:

▪
Retail sales decreased $2.3 million in the third quarter and $5.8 million in the first nine months.  Lower sales volume decreased revenue by $2.8 million in the third quarter and $7.3 million in the first nine months, partly offset by higher average retail rates of $0.5 million in the third quarter and $1.5 million in the first nine months.  Sales volume decreased due to lower average usage by commercial and industrial customers resulting from economic conditions.

▪
Resale sales decreased $0.6 million in the third quarter due to lower average market price and increased $0.8 million in the first nine months as a result of higher sales volume. Lower market rates offset some of the positive volume impact.

▪
In 2009, the provision for rate refund is related to over-collections of $1.1 million in the first nine months of power, production and transmission costs as defined by the power adjustment clause of our alternative regulation plan.

▪
Other operating revenues increased $0.9 million in the third quarter and $1.7 million in the first nine months from sales of additional transmission capacity from our share of Phase I/II transmission facility rights, an increase in wholesale transmission rates and the sale of renewable energy credits.  We began selling transmission capacity in April 2007, and we have the ability to restrict the amount of capacity assigned to the purchasers based on certain conditions.  Revenue from these sales is estimated to be approximately $1.8 million annually in 2009 and 2010.

Operating Expenses Operating expenses increased $0.1 million in the third quarter and decreased $2.9 million in the first nine months of 2009 as compared to 2008.  Significant variances in operating expenses on the Condensed Consolidated Statements of Income are described below.

Purchased Power: Purchased power expense and volume are summarized below:

	Three months ended Sept 30				Nine months ended Sept 30
	Purchases				Purchases
	(in thousands)		mWh purchases		(in thousands)		mWh purchases
	2009	2008	2009	2008	2009	2008	2009	2008
VYNPC	$16,104	$14,452	387,167	353,266	$47,546	$46,073	1,156,940	1,124,187
Hydro-Quebec	15,657	15,946	223,860	235,896	47,871	47,583	699,993	699,590
Independent Power Producers	4,789	5,320	47,142	44,211	16,461	20,361	149,981	155,443
Subtotal long-term contracts	36,550	35,718	658,169	633,373	111,878	114,017	2,006,914	1,979,220
Other purchases	887	4,131	9,677	30,003	5,079	8,867	37,119	69,101
Loss contingency amortizations	(299)	(299)	0	0	(897)	(897)	0	0
Nuclear decommissioning	330	557	0	0	984	1,674	0	0
Other	208	24	0	0	847	658	0	0
Total purchased power	$37,676	$40,131	667,846	663,376	$117,891	$124,319	2,044,033	2,048,321

Purchased power decreased $2.5 million in the third quarter and $6.4 million in the first nine months of 2009 compared to the same period in 2008 as a result of the following:

▪
Purchases under long-term contracts increased $0.8 million in the third quarter, primarily resulting from higher output from VYNPC, partially offset by lower capacity costs.  The decrease of $2.1 million in the first nine months was largely due to the November 2008 expiration of one of our Independent Power Producer (“IPP”) contracts, resulting in fewer required IPP purchases at lower prices and lower capacity costs from VYNPC.  These decreases were partially offset by higher output from VYNPC and increased deliveries from Hydro-Quebec.

▪	Other purchases decreased $3.2 million in the third quarter and $3.8 million in the first nine months resulting from lower average prices.
▪
Nuclear decommissioning costs decreased $0.2 million in the third quarter and $0.7 million in the first nine months.   These costs are based on FERC-approved tariffs that allow Maine Yankee, Connecticut Yankee and Yankee Atomic to recover costs from sponsors and are based on our ownership interest.

▪
Amortizations and deferrals increased $0.2 million the third quarter and first nine months.  These amortizations and deferrals are based on PSB-approved regulatory accounting, and include net accounting deferrals and amortizations for incremental energy costs related to Millstone Unit #3 scheduled refueling outages and deferrals for our share of nuclear insurance refunds received by VYNPC.

Transmission - affiliates: These expenses represent our share of the net cost of service of Transco and some direct charges for facilities that we rent.  Transco allocates its monthly cost of service through the Vermont Transmission Agreement (“VTA”), net of NEPOOL Open Access Transmission Tariff (“NOATT”) reimbursements and certain direct charges.  The NOATT is the mechanism through which the costs of New England’s high-voltage transmission facilities are collected from load-serving entities using the system and redistributed to the owners of the facilities, including Transco.  Our affiliate transmission expenses increased $1.5 million in the third quarter due to lower NOATT reimbursements and higher charges under the VTA resulting from Transco’s capital projects.  The decrease of $0.5 million in the first nine months was due to higher NOATT reimbursements, partially offset by higher charges under the VTA.

Transmission - other:  The majority of these expenses are for purchases of regional transmission service under the NOATT and charges for the Phase I and II transmission facilities.  The increase of $1.3 million for the third quarter and $3.7 million in the first nine months primarily resulted from higher rates and overall transmission expansion in New England.

Maintenance:  These expenses are associated with maintaining our electric distribution system and include costs of our jointly owned generating and transmission facilities.  Maintenance expenses decreased $2.4 million in the first nine months, principally due to lower service restoration costs since we had major storms in 2008 and none in 2009, and a decrease in tree trimming due to the timing of contractor work.

Other operation: These expenses are related to operating activities such as customer accounting, customer service, administrative and general activities, regulatory deferrals and amortizations, and other operating costs incurred to support our core business.  The increases of $1.6 million for the third quarter and $3.2 million in the first nine months were primarily related to higher employee-related costs, higher net regulatory amortizations, higher reserves for uncollectible accounts and higher professional service costs.

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

Equity in earnings of affiliates:  These earnings are related to our equity investments including VELCO, Transco and VYNPC.  The increase of $0.3 million in the third quarter and $1 million in the first nine months is principally from increased earnings resulting from an additional $3.1 million investment we made in Transco in December 2008.

Other deductions:  These items include supplemental retirement benefits and insurance, including changes in the cash surrender value of variable life insurance policies, non-utility expenses relating to rental water heaters, and miscellaneous other deductions.   Other deductions decreased $1.3 million in the third quarter and $2.6 million in the first nine months, resulting from market gains on the cash surrender value of variable life insurance policies held in our Rabbi Trust.

Income tax expense:  Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods discussed herein.

The effective combined federal and state income tax rates were 25.2 percent for the third quarter of 2009 and 31.5 percent for the first nine months of 2009, compared to 41.4 percent for the third quarter of 2008 and 38.3 percent for the first nine months of 2008.  The effective tax rates decreased during both respective periods in 2009 as a result of increased non-taxable gains on variable life insurance and increased levels of Medicare Part D reimbursements.

Interest Expense Significant variances in income statement line items that comprise interest expense on the Condensed Consolidated Statements of Income are described below.

Interest on long-term debt:  These expenses increased $1.4 million in the first nine months largely due to the $60 million first mortgage bonds issued in May 2008.

Other interest:  These expenses decreased $1.3 million in the first nine months of 2009 due to the repayment of a bridge loan in May 2008 from proceeds of a long-term debt issue.

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

Our current power forecast suggests we have excess supply through 2011.  We attempt to sell much of this excess energy in the forward market at fixed prices in order to reduce market price volatility and revenue volatility while remaining strictly within potential collateral exposure limits.  During 2008, we entered into several forward sale contracts to hedge revenues for the majority of our forecasted excess power for 2009.  In October 2009, we executed a forward sale for calendar year 2010.  We also executed a forward purchase for delivery during the Vermont Yankee refueling outage that is scheduled for April 24 through May 19, 2010.  These transactions are settled physically and financially.  Financial transactions produce essentially the same fixed-price results as physical sales while reducing potential collateral requirements to ISO-New England.  Our current corporate credit rating effectively limits the number of counterparties we can transact with, and requires that we constrain net transaction volumes with individual counterparties to mitigate potential collateral exposures during stressed market conditions.

The operation of the Vermont Yankee plant can significantly impact our net power costs (power costs minus resale revenue) and represents our main supply risk.  Although not currently the case, hourly spot market prices have historically been higher than the Vermont Yankee contract price so increased plant output can favorably affect net power costs by displacing higher-priced short-term purchases and increasing opportunities for resale sales.  Decreased plant output can unfavorably affect net power costs by increasing higher-priced short-term purchases and decreasing opportunities for resale sales.  To help address the risk of a Vermont Yankee plant outage at times of elevated market prices, we purchased a forced outage insurance policy to cover additional costs of replacing lost energy if the Vermont Yankee plant experiences unplanned outages and market prices exceed $42/MWh (“Strike Price”).  The current insurance policy is effective from March 22, 2009 through March 21, 2010 and covers unplanned outages of up to 90 consecutive calendar days per outage event, excluding acts of terrorism or “derates” (partial reductions in production levels).  Claims made under the insurance policy will pay the positive difference between the hourly spot market price and the Strike Price. The aggregate maximum coverage is $9 million with a $1.2 million deductible.  In October 2009, we purchased coverage for the period March 22, 2010 through March 21, 2011.  The new policy has the same coverage terms as our current policy.   Spot market prices have been averaging below the Vermont Yankee contract price in recent months so outage-related cost risk is currently very low.

We are considering whether to seek recovery of the incremental costs from Entergy-Vermont Yankee under the terms of the PPA based upon the results of certain reports, including a recent NRC inspection, in which the inspection team found that Entergy-Vermont Yankee did not, among other things, have sufficient design documentation available to help it prevent problems with the cooling towers.  The NRC released its findings on October 14, 2008.   In considering whether to seek recovery, we are also reviewing the 2007 and 2008 root cause analysis reports by Entergy as well as the December 22, 2008 reliability assessment provided by the Nuclear Safety Associates to the State of Vermont.  We cannot predict the outcome of this matter at this time.

Future Power Supply Long-term contracts with Vermont Yankee and Hydro-Quebec provide about two-thirds of our current power supply.  There is a risk that future sources available to replace these contracts may be less reliable and impose significantly higher prices than currently portfolio resources.  These contracts are described in more detail in Note 11 - Commitments and Contingencies.

Our contract for power purchases from VYNPC ends in March 2012, but there is a risk that we could lose this resource if the plant shuts down for any reason before that date. An early shutdown could cause us to lose economic benefit of an energy volume of close to 50 percent of our total committed supply and we would have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  Based on now available forward market prices as of September 30, 2009, the incremental replacement cost of lost power is estimated to average $32.3 million annually.  We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant.  An early shutdown, depending upon the specific circumstances, could involve cost recovery via the outage insurance described above and recoveries under the PCAM but, in general, would not be expected to materially impact financial results.

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

Contract deliveries from Hydro-Quebec will decline by approximately 19 percent after 2012, by approximately 85 percent after 2015 and will cease in 2016.  The first 20 percent reduction in 2012 will serve to reduce the amount of the Company’s excess power supply expected through October 2015.  We are negotiating with Hydro-Quebec for future purchases that could supplement or replace current purchases from them.  Hydro-Quebec is engaged in the addition of approximately 4,000 MW of hydroelectric capacity in Quebec largely targeted for export in part via increased transmission capacity into the New England market area.  If contract negotiations are successful, we intend to present a new long-term purchase power agreement for Vermont regulatory approval by the end of 2009.

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

The first RFP sought up to 40 MW each for us and GMP, and 20 MW for VEC.  Bidders responded from across the northeast and Canada with an aggregate proposal of over 1,800 MW of diverse supply options.  We invited NEPOOL participants and a wide range of power suppliers and developers to participate in both RFPs.  Bidders included power marketers, energy developers, existing and to-be-built power plant owners and financial institutions.  Hydro-Quebec and Entergy-Vermont Yankee were ineligible to participate in the RFPs because of the ongoing negotiations with the Vermont utilities.

Joint RFP responses were received in January 2009 and final proposals were received on February 27, 2009.  We initially determined that six of the proposals would provide the best value under the portfolio scoring approach we submitted to the PSB as part of our Integrated Resource Planning proceedings.  The evaluation methodology included, as a threshold, an evaluation of credit or collateral terms.  All bidders have been notified of our determinations, and negotiations with the successful bidders have been completed or are in progress.  Two of the finalists are existing renewable power plants while another is in the final stages of permitting.  We are currently negotiating long-term purchase power agreements with these parties.

On March 23, 2009, we executed a contract for the purchase of 15 MW of firm power to be delivered all hours during calendar years 2013-2015.   We have also reached an agreement in principle for the purchase of 5 MW of the output of an existing hydro electric plant for 20 years beginning in 2012.   The unexecuted contract was filed with the PSB on October 2, 2009 and cannot be executed until a 90-day consideration period has expired.

It is unknown at this time whether the remaining awards will result in executed transactions.

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

Climate Change Legislation The Vermont Legislature enacted legislation requiring the state to participate in the Regional Greenhouse Gas Initiative (“RGGI”).  RGGI is a mandatory, market-based program with a goal of reducing greenhouse gas emissions.  The program is designed to cap and then reduce CO2 emissions from the power sector by 10 percent by 2018 for 10 northeastern and Middle Atlantic states.  To reach this goal, states sell emission allowances through auctions and invest the proceeds in programs, such as energy efficiency, renewable energy and other clean energy technologies, for the benefit of consumers.  The purpose of RGGI is to spur innovation in the clean energy economy and create “green jobs” in each state.

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

Smart Metering Development In 2008, the Vermont Legislature enacted a law that, among other things, encourages the development of “smart metering” technology.  Accordingly, the PSB opened an investigation into smart metering and rate design.  Under the statute, after investigation, in utility territories where the board concludes it appropriate and cost-effective, the board shall require each Vermont utility to file plans for investment and deployment of appropriate technologies and plans and strategies for implementing advanced pricing with a goal of ensuring that all ratepayer classes have an opportunity to receive and participate effectively in advanced time-of-use pricing plans.

The alternative regulation plan approved by the PSB requires us to file a plan to implement Automated Metering Infrastructure (“AMI”) within our service territory.  In late 2008, a Memorandum of Understanding (“MOU”) was reached with the Vermont electric utilities and the Department of Public Service on the standards and requirements associated with AMI deployments in Vermont.  This MOU was approved by the PSB and we are now working to reach an MOU on the details of our AMI plan, called CVPS SmartPower™, before submitting our plan to the PSB for approval.  We are also working with the Vermont Telecommunications Authority, VELCO, and other stakeholders to build a communications infrastructure that will support AMI and help advance broadband and wireless communications services in Vermont.

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

On October 27, 2009, the U.S. Department of Energy announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer enhancements, and grid automation.  As a participant on Vermont’s Smart Grid Stimulus application, we expect to receive a grant of over $31 million.  We will now begin negotiations with the DOE and other Vermont utilities to finalize stimulus funding and requirements.

Renewable Energy Legislation In May 2009, the Vermont Legislature passed legislation designed to encourage the rapid deployment of small-scale renewable energy projects in Vermont.  While Vermont businesses and electric utilities raised concerns about the bill and its potential impact on rates, the bill passed and the governor allowed it to become a law without his signature.  The bill set above-market rates for small-scale solar, wind, hydro and methane energy production intended to encourage development of those projects.

The legislation requires the PSB to review the rates set in the law, and to maintain the rates at levels high enough to encourage the development of up to 50 MW of new small-scale renewable projects.  Though state law has historically mandated least-cost energy planning, this law largely precludes consideration of the rate impacts on customers, and requires the PSB to set the rates at levels that cover all development costs and a prescribed return on equity for the project owners.  A state agent will be required to purchase the energy from these units, and allocate it on a pro-rata basis to all Vermont utilities, including us.  Our allocation will be about 40 percent of the total.  On October 19, 2009, the PSB received 238 applications for projects and subsequently, on October 22, conducted a lottery to pare the applications down to within the 50-MW statutory limit for total capacity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For the nine months ended September 30, 2009, there were no material changes from the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2008 except as shown below.

Power-related derivatives Our derivative financial instruments include certain power contracts and financial transmission rights.  Summary information related to the fair value of these derivatives is shown in the table below (dollars in thousands).

	Forward	Forward
	Sales	Purchase	Hydro-Quebec
	Contracts	Contracts	Sellback #3	Total
Total fair value at December 31, 2008 - unrealized gain (loss), net	$12,753	$136	$(4,069)	$8,820
Plus new contracts entered into during the period	0	37	0	37
Less amounts settled during the period	(18,195)	(53)	0	(18,248)
Change in fair value during the period	10,455	(86)	2,432	12,801
Total fair value at September 30, 2009 - unrealized gain (loss), net	$5,013	$34	$(1,637)	$3,410

Estimated fair value at September 30, 2009 for changes in projected market price:
10 percent increase	$4,471	$37	$4	$4,512
10 percent decrease	$5,556	$30	$1	$5,587

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

Equity Market Risk As of September 30, 2009, our pension trust held marketable equity securities in the amount of $59.9 million, our postretirement medical trust funds held marketable equity securities in the amount of $9.6 million, our Millstone Unit #3 decommissioning trust held marketable equity securities of $3.6 million and our Rabbi Trust held marketable equity securities of $2.6 million.  These equity investments have been affected by the global decline in the equity market that began in 2008.  Also see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and Note 10 - Pension and Postretirement Medical Benefits above for additional information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures As of the quarter ended September 30, 2009, our management, with participation from the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting There was one material change to our internal control over financial reporting that occurred during the quarter ended March 31, 2009.  Effective January 1, 2009, we implemented  several SAP enterprise resource planning (“ERP”) modules, including general ledger, consolidation, accounts payable, supply chain, fixed assets (property accounting), treasury, payroll and human resources.  The implementation of these ERP modules and the related workflow capabilities resulted in a material change to our internal controls over financial reporting (as defined in Rules 13(a)-15(f) or 15(d)-15(f) under the Exchange Act).  As a result, we are in the process of modifying the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting, as appropriate.  Specifically, we modified controls in the business processes impacted by the new system, such as user access security, system reporting and authorization and reconciliation procedures.  The system change was undertaken to integrate systems and consolidate information, and was not undertaken in response to any actual or perceived deficiencies in our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings.

The company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

Item 1A.
Risk Factors.

In addition to the other information set forth in this report and discussed below, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

Item 5.
Other Information.

On November 2, 2009 we announced the appointment of two independent directors to our Board of Directors.  John M. Goodrich (59) was appointed to the Board of Directors, effective November 3, 2009 and Elisabeth B. Robert (54) was appointed as an Advisory Director, effective November 3, 2009.

Goodrich is vice president of power - Americas at Weidmann Electrical Technology Inc.  His company makes electrical insulation for transformer manufacturers and users. Prior to his current position Goodrich served as vice president of operations and site manager for Weidmann’s operations in St. Johnsbury, Vermont, from 2004 to 2007.  He also worked abroad starting an operation in Mexico and participating on a team for a major process installation in China.  He has additional work experiences in Brazil and Switzerland.  Goodrich earned a bachelor's degree in civil engineering from the University of New Hampshire and a master's degree in business administration from the University of Colorado.

Robert is chief executive officer of Terry Precision Cycling, a women's bicycle manufacturing and direct marketing company.  Prior to her current position she served as president, chief executive officer, chief financial officer and treasurer of The Vermont Teddy Bear Company from October 1997 to September 2008.  Robert currently serves on the Board of Trustees of Middlebury College, the Board of the ECHO Leahy Science Center for Lake Champlain as well as the Vermont Ballet Theater, and is a member of the Board of Advisors for the UVM School of Business Administration.  Robert earned a bachelor's degree in French from Middlebury College and a master's degree in business administration from the University of Vermont.

Under Central Vermont’s By-laws, the company is required to equalize the number of directors in each of its three classes when possible.  Accordingly, the company is taking this opportunity to rebalance the number of directors in each class.  The rebalancing will occur in two steps:  filling a vacancy in the class of 2010 and adding a member to the class of 2011.  The Board of Directors appointed Goodrich to fill an exiting director’s term that expires in 2010.  Robert will serve as advisory director in anticipation of her nomination and election to serve as director at the May 4, 2010 Annual Meeting of Stockholders in a class whose term will expire 2011.

The Board is also restructuring the board committee assignments to align with the current needs of the Company.  Effective November 3, 2009 the board has reassigned Janice L. Scites and William R. Sayre from the Audit Committee to the Compensation Committee, thereby filling two vacant positions in the Compensation Committee.  Also effective November 3, 2009, Goodrich and Robert will join the Audit Committee, although Robert will not be a voting member until her election to the board in May.

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

Dated November 6, 2009