Form 10-Q
period 2010-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2010-05-06
CIK 18808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-8222 Central Vermont Public Service Corporation (Exact name of registrant as specified in its charter)

Vermont (State or other jurisdiction of incorporation or organization)	03-0111290 (IRS Employer Identification No.)
77 Grove Street, Rutland, Vermont (Address of principal executive offices)	05701 (Zip Code)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2010 there were outstanding 11,979,351 shares of Common Stock, $6 Par Value.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended March 31
	2010	2009
Operating Revenues	$91,007	$90,727

Operating Expenses
Purchased Power – affiliates	16,558	16,062
Purchased Power	25,160	25,548
Production	2,956	3,220
Transmission – affiliates	1,386	2,481
Transmission – other	7,187	5,695
Other operation	15,846	15,533
Maintenance	7,726	4,492
Depreciation	4,352	4,029
Taxes other than income	4,743	4,168
Income tax expense	1,838	2,876
Total Operating Expenses	87,752	84,104

Utility Operating Income	3,255	6,623

Other Income
Equity in earnings of affiliates	5,395	4,445
Allowance for equity funds during construction	3	150
Other income	712	733
Other deductions	(679)	(770)
Income tax expense	(1,589)	(1,433)
Total Other Income	3,842	3,125

Interest Expense
Interest on long-term debt	2,786	2,811
Other interest	111	119
Allowance for borrowed funds during construction	(2)	(54)
Total Interest Expense	2,895	2,876

Net Income	4,202	6,872
Dividends declared on preferred stock	92	92
Earnings available for common stock	$4,110	$6,780

Per Common Share Data:
Basic earnings per share	$0.35	$0.58
Diluted earnings per share	$0.35	$0.58

Average shares of common stock outstanding – basic	11,725,484	11,602,354
Average shares of common stock outstanding – diluted	11,756,303	11,655,175

Dividends declared per share of common stock	$0.46	$0.46
The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)
	Three months ended March 31
	2010	2009

Net Income	$4,202	$6,872

Other comprehensive income, net of tax:

Defined benefit pension and postretirement medical plans:
Portion reclassified through amortizations, included in benefit costs and recognized in net income:
Actuarial losses, net of income taxes of $0 and $0	0	1
Prior service cost, net of income taxes of $0 and $3	0	3
	0	4

Comprehensive income adjustments	0	4

Total comprehensive income	$4,202	$6,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
	Three months ended March 31
Cash flows provided (used) by:	2010	2009
OPERATING ACTIVITIES
Net income	$4,202	$6,872
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(5,395)	(4,445)
Distributions received from affiliates	2,689	2,519
Depreciation	4,352	4,029
Deferred income taxes and investment tax credits	848	(116)
Regulatory and other amortization, net	1,129	249
Non-cash employee benefit plan costs	1,576	1,597
Other non-cash expense and (income), net	421	1,617
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenues	1,697	(3,082)
Increase in accounts payable	86	4,245
Change in prepaid and accrued income taxes	10,791	10,619
(Increase) decrease in other current assets	(3,066)	203
Decrease (increase) in special deposits and restricted cash for power collateral	5,370	(1,985)
Employee benefit plan funding	(76)	(275)
Increase (decrease) in other current liabilities	162	(7,332)
Increase in other long-term liabilities and other	156	413
Net cash provided by operating activities	24,942	15,128
INVESTING ACTIVITIES
Construction and plant expenditures	(5,751)	(5,805)
Investments in available-for-sale securities	(543)	(316)
Proceeds from sale of available-for-sale securities	464	249
Other investing activities	(177)	(65)
Net cash used for investing activities	(6,007)	(5,937)
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	715	687
Retirement of preferred stock subject to mandatory redemption	(1,000)	(1,000)
Decrease in special deposits held for preferred stock redemptions	1,000	1,000
Common and preferred dividends paid	(2,787)	(2,758)
Proceeds from revolving credit facilities	45,255	11,325
Repayments under revolving credit facility	(58,633)	(11,298)
Common stock offering costs	(98)	(54)
Other financing activities	(318)	(271)
Net cash used by financing activities	(15,866)	(2,369)
Net increase in cash and cash equivalents	3,069	6,822
Cash and cash equivalents at beginning of the period	2,069	6,722
Cash and cash equivalents at end of the period	$5,138	$13,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Utility plant
Utility plant, at original cost	$597,849	$593,211
Less accumulated depreciation	258,473	254,858
Utility plant, at original cost, net of accumulated depreciation	339,376	338,353
Property under capital leases, net	5,028	5,302
Construction work-in-progress	10,402	10,235
Nuclear fuel, net	2,066	2,190
Total utility plant, net	356,872	356,080

Investments and other assets
Investments in affiliates	132,439	129,733
Non-utility property, less accumulated depreciation ($3,662 in 2010 and $3,661 in 2009)	1,870	1,900
Millstone decommissioning trust fund	5,315	5,082
Other	6,731	6,542
Total investments and other assets	146,355	143,257

Current assets
Cash and cash equivalents	5,138	2,069
Restricted cash	0	5,369
Special deposits	6	1,007
Accounts receivable, less allowance for uncollectible accounts ($3,602 in 2010 and $3,577 in 2009)	26,690	24,597
Accounts receivable - affiliates, less allowance for uncollectible accounts	43	40
Unbilled revenues	16,614	20,827
Materials and supplies, at average cost	6,151	6,219
Prepayments	6,940	14,055
Deferred income taxes	2,039	3,351
Power-related derivatives	6,460	622
Other current assets	2,672	2,252
Total current assets	72,753	80,408

Deferred charges and other assets
Regulatory assets	47,172	46,240
Other deferred charges - regulatory	1,875	1,544
Other deferred charges and other assets	2,665	4,623
Total deferred charges and other assets	51,712	52,407

TOTAL ASSETS	$627,692	$632,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	March 31, 2010	December 31, 2009
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized, 13,903,629 issued and 11,774,556 outstanding at March 31, 2010 and 13,835,968 issued and 11,706,895 outstanding at December 31, 2009	$83,422	$83,016
Other paid-in capital	72,171	72,179
Accumulated other comprehensive loss	(209)	(209)
Treasury stock, at cost, 2,129,073 shares at March 31, 2010 and December 31, 2009	(48,436)	(48,436)
Retained earnings	123,565	124,873
Total common stock equity	230,513	231,423
Preferred and preference stock not subject to mandatory redemption	8,054	8,054
Long-term debt	188,233	201,611
Capital lease obligations	4,065	4,313
Total capitalization	430,865	445,401

Current liabilities
Current portion of preferred stock subject to mandatory redemption	0	1,000
Accounts payable	9,511	9,016
Accounts payable - affiliates	11,326	12,040
Nuclear decommissioning costs	1,511	1,443
Power-related derivatives	874	219
Other current liabilities	29,138	26,450
Total current liabilities	52,360	50,168

Deferred credits and other liabilities
Deferred income taxes	60,914	59,215
Deferred investment tax credits	2,578	2,642
Nuclear decommissioning costs	6,656	7,055
Asset retirement obligations	3,294	3,247
Accrued pension and benefit obligations	39,069	38,056
Power-related derivatives	0	149
Other deferred credits - regulatory	9,784	3,888
Other deferred credits and other liabilities	22,172	22,331
Total deferred credits and other liabilities	144,467	136,583

Commitments and contingencies

TOTAL CAPITALIZATION AND LIABILITIES	$627,692	$632,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock
						Accumulated
					Other	Other
	Shares				Paid-in	Comprehensive	Retained
	Issued	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2009	13,835,968	$83,016	(2,129,073)	$(48,436)	$72,179	$(209)	$124,873	$231,423
Net income							4,202	$4,202
Other comprehensive income								$0
Common Stock Issuance, net of issuance costs					(203)			$(203)
Dividend reinvestment plan	17,440	105			232			$337
Stock options exercised	35,100	210			301			$511
Share-based compensation:								$0
Common & nonvested shares								$0
Performance share plans	15,121	91			(344)			$(253)
Dividends declared:								$0
Common - $0.46 per share							(5,416)	$(5,416)
Cumulative non-redeemable preferred stock							(92)	$(92)
Amortization of preferred stock issuance expense					4			$4
Gain (Loss) on capital stock					2		(2)	$0
Balance, March 31, 2010	13,903,629	$83,422	(2,129,073)	$(48,436)	$72,171	$(209)	$123,565	$230,513

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

Basis of Presentation These unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The accompanying unaudited condensed consolidated interim financial statements contain all normal, recurring adjustments considered necessary to present fairly the financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009.  The results of operations for the interim periods presented herein may not be indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2009.

Regulatory Accounting Our utility operations are regulated by the Vermont Public Service Board (“PSB”), the Connecticut Department of Public Utility and Control and the Federal Energy Regulatory Commission (“FERC”), with respect to rates charged for service, accounting, financing and other matters pertaining to regulated operations.  As required, we prepare our financial statements in accordance with FASB’s guidance for regulated operations.  The application of this guidance results in differences in the timing of recognition of certain expenses from those of other businesses and industries.  In order for us to report our results under the accounting for regulated operations, our rates must be designed to recover our costs of providing service, and we must be able to collect those rates from customers.  If rate recovery of the majority of these costs becomes unlikely or uncertain, whether due to competition or regulatory action, we would reassess whether this accounting standard would continue to apply to our regulated operations.  In the event we determine that we no longer meet the criteria for applying the accounting for regulated operations, the accounting impact would be a charge to operations of an amount that would be material unless stranded cost recovery is allowed through a rate mechanism.  Based on a current evaluation of the factors and conditions expected to impact future cost recovery, we believe future recovery of our regulatory assets is probable.  Criteria that could give rise to the discontinuance of accounting for regulated operations include: 1) increasing competition that restricts a company’s ability to establish prices to recover specific costs, and 2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation.  In the event that we no longer meet the criteria under the guidance for regulated operations and there is not a rate mechanism to recover these costs, the impact would, among other things, result in a charge to operations of $5.8 million pre-tax at March 31, 2010.  See Note 7 - Retail Rates and Regulatory Accounting for additional information.

Derivative Financial Instruments We account for certain power contracts as derivatives under the provisions of FASB’s guidance for derivatives and hedging. This guidance requires that derivatives be recorded on the balance sheet at fair value.  Our derivative financial instruments are related to managing our power supply resources to serve our customers, and are not for trading purposes. Contracts that qualify for the normal purchase and sale exception are not included in derivative assets and liabilities. Additionally, we have not elected hedge accounting for our power-related derivatives.

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

Our power-related derivatives include forward energy contracts, one long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice (“Hydro-Quebec Sellback #3”) and financial transmission rights. All of our power-related derivatives are commodity contracts. For additional information about power-related derivatives, see Note 5 - Fair Value and Note 10 - Power-related Derivatives.

Government Grants We recognize government grants when there is reasonable assurance that we will comply with the conditions attached to the grant arrangement and the grant will be received.  Government grants are recognized in the Consolidated Statements of Income over the periods in which we recognize the related costs for which the government grant is intended to compensate.  When government grants are related to reimbursements of operating expenses, the grants are recognized as a reduction of the related expense in the Condensed Consolidated Statements of Income.  For government grants related to reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset and recognized in the Condensed Consolidated Statements of Income over the estimated useful life of the depreciable asset as reduced depreciation expense.

We record government grants receivable in the Condensed Consolidated Balance Sheets in Prepayments and other current assets or other assets, depending on when the amounts are expected to be received from the government agency.  Proceeds are expected to be received from government grants as reimbursement for expenditures made.  To date, no costs have been deferred and no reimbursements have been received.

Our 2010 Base Rate filing included costs that are eligible for government grant reimbursement by the United States Department of Energy (“DOE”) under the American Recovery and Reinvestment Act; however, the grant reimbursement was not reflected in the base rate filing.  Grant reimbursement of these 2010 costs will be charged to a regulatory liability and returned to customers in our next base rate filing.

Recently Adopted Accounting Policies
Variable Interest Entities:  In June 2009, the FASB issued additional consolidation guidance related to variable interest entities and includes the addition of entities previously considered qualifying special-purpose entities.

We have an equity investment in and long term power purchase agreement (“PPA”) with VYNPC.  VYNPC has a power purchase agreement with Entergy-Vermont Yankee, the owner of the Vermont Yankee nuclear plant and VYNPC purchases 83 percent of the total output of the plant.  Under the PPA with VYNPC, we purchase our entitlement share of the output of the plant, which is 29 percent of the total plant output.   We have evaluated our equity investment and the power purchase agreement with VYNPC under the FASB variable interest accounting guidance and have determined that they both represent variable interests.  We are not considered the primary beneficiary of VYNPC; therefore, are not required to consolidate VYNPC because we do not control the activities that are most relevant to the operating results of VYNPC.

We have an equity investment in and receive transmission services from Transco.  The transmission services are billed under the 1991 Transmission Agreement (“VTA”).   All of the Vermont utilities are parties to the VTA and the VTA requires the Vermont utilities to pay their pro-rata share of Transco’s costs, including interest and a fixed rate of return on equity, less the revenues collected under the ISO-New England Open Access Transmission Tariff.   We have evaluated our equity investment and the VTA with Transco under the FASB variable interest accounting guidance and have determined that both represent variable interests.  We are not considered the primary beneficiary of Transco; therefore, are not required to consolidate Transco because we do not control the activities that are most relevant to the operating results of Transco.

Our maximum exposure to loss is the amount of our equity investments in Transco and VYNPC.  See Note 3 – Investments in Affiliates.

The amended guidance did not have an impact on our financial position, results of operations and cash flows. The guidance became effective for us on January 1, 2010.

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

	2010	2009
Numerator for basic and diluted EPS:
Net income	$4,202	$6,872
Dividends declared on preferred stock	(92)	(92)
Net income available for common stock	$4,110	$6,780

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding	11,725,484	11,602,354
Dilutive effect of stock options	17,141	39,127
Dilutive effect of performance shares	13,678	13,694
Weighted-average diluted shares of common stock outstanding	11,756,303	11,655,175

Outstanding stock options totaling 153,017 were excluded from the computation in the first quarter of 2010 because the exercise prices were above the current average market price of the common shares.  All outstanding stock options were included in the computation of diluted shares in the first quarter of 2009 because the exercise prices were below the average market price of common shares.  Outstanding performance shares totaling 60,473 were excluded from the diluted EPS calculation in the first quarter of 2010 as either the performance share measures were not met or there was an antidilutive impact as of March 31, 2010.  All performance shares were included in the computation as of March 31, 2009.

NOTE 3 - INVESTMENTS IN AFFILIATES
VELCO Summarized financial information for VELCO consolidated for the three months ended March 31 follows (dollars in thousands):

	2010	2009

Operating revenues	$25,773	$23,747
Operating income	$14,937	$12,998

Income before non-controlling interest and income tax	$12,535	$10,646
Less members' non-controlling interest in income	11,450	9,073
Less income tax	(34)	683
Net income	$1,119	$890

Company's common stock ownership interest	47.05%	47.05%
Company's equity in net income	$476	$414

Accounts payable to VELCO were $5.2 million at March 31, 2010 and $5.6 million at December 31, 2009.

Transco Summarized financial information for Transco, also included in VELCO consolidated financial information above, for the three months ended March 31 follows (dollars in thousands):

	2010	2009

Operating revenues	$26,165	$23,621
Operating income	$15,458	$12,998
Net income	$13,078	$10,733

Company's ownership interest	33.35%	33.02%
Company's equity in net income	$4,857	$3,968

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

Transco’s billings to us primarily include the VTA and charges and reimbursements under the NEPOOL Open Access Transmission Tariff (“NOATT”).  Included in Transco’s operating revenues above are transmission services to us amounting to $1.4 million in the first quarter of 2010 and $2.5 million in the first quarter of 2009.  These amounts are reflected as Transmission - affiliates on our Condensed Consolidated Statements of Income.  Accounts payable to Transco were $0.3 million at March 31, 2010 and $0.8 million at December 31, 2009.

VYNPC Summarized financial information for VYNPC for the three months ended March 31 follows (dollars in thousands):

	2010	2009

Operating revenues	$46,595	$44,771
Operating (loss) income	$(1,069)	$(974)
Net income	$101	$94

Company's common stock ownership interest	58.85%	58.85%
Company's equity in net income	$60	$56

Included in VYNPC’s operating revenues above are sales to us of approximately $16.2 million in the first quarter of 2010 and $15.7 million in the first quarter of 2009.  These are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.  Accounts payable to VYNPC were $5.7 million at March 31, 2010 and $5.6 million at December 31, 2009.  Also see Note 12 - Commitments and Contingencies.

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic.  All three companies have completed plant decommissioning and the operating licenses have been amended by the Nuclear Regulatory Commission (“NRC”) for operation of Independent Spent Fuel Storage Installations.  All three remain responsible for safe storage of the spent nuclear fuel and waste at the sites until the DOE meets its obligation to remove the material from the sites.  Our share of the companies’ estimated costs are reflected on the Condensed Consolidated Balance Sheets as regulatory assets and nuclear decommissioning liabilities (current and non-current).  These amounts are adjusted when revised estimates are provided.  At March 31, 2010, we had regulatory assets of $0.9 million for Maine Yankee, $5.3 million for Connecticut Yankee and $2 million for Yankee Atomic.  These estimated costs are being collected from customers through existing retail rate tariffs.  Total billings from the three companies amounted to $0.3 million in the first quarter of 2010 and 2009.  These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of income.

NOTE 4 - FINANCIAL INSTRUMENTS
The estimated fair values of financial instruments follow (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Power contract derivative assets (includes current portion)	$6,460	$6,460	$622	$622
Power contract derivative liabilities (includes current portion)	$874	$874	$368	$368
Preferred stock subject to mandatory redemption (includes current portion)	$0	$0	$1,000	$1,000

Long-term debt:
First mortgage bonds	$167,500	$180,996	$167,500	$186,210
Revenue bonds	$10,800	$10,800	$10,800	$10,800
Credit facility borrowings	$9,933	$9,933	$23,311	$23,311

The estimated fair values of power contract derivatives are based on over-the-counter quotes or broker quotes at the end of the reporting period, with the exception of one long-term power contract that is valued using a binomial tree model and quoted market data when available, along with appropriate valuation methodologies.  At March 31, 2010, the fair values were unrealized losses of $0.9 million that were recorded as liabilities on the Condensed Consolidated Balance Sheet and unrealized gains of $6.5 million that were recorded as assets on the Condensed Consolidated Balance Sheet.  At December 31, 2009, the fair values were unrealized losses of $0.4 million that were recorded as liabilities on the Consolidated Balance Sheet and unrealized gains of $0.6 million that were recorded as assets on the Consolidated Balance Sheet.

The fair values of our first mortgage bonds are estimated based on quoted market prices for the same or similar issues with similar remaining time to maturity or on current rates offered to us.  Fair values are estimated to meet disclosure requirements and do not necessarily represent the amounts at which obligations would be settled.

The table above does not include cash, special deposits, receivables and payables.  The carrying values approximate fair value because of the short duration of those instruments. Also, the carrying values of our revenue bonds approximate fair value since the rates are adjusted at least monthly.  The carrying value of our credit facility borrowings approximate fair value since the rates can change daily.  The fair value of our cash equivalents and restricted cash are included in Note 5 - Fair Value.

NOTE 5 - FAIR VALUE
We recognize certain assets and liabilities at fair value on our Condensed Consolidated Balance Sheets.  FASB guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

Valuation Techniques Fair value is not an entity-specific measurement, but a market-based measurement utilizing assumptions market participants would use to price the asset or liability.  FASB guidance includes three valuation techniques to be used at initial recognition and subsequent measurement of an asset or liability:

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

Fair Value Hierarchy FASB guidance establishes a fair value hierarchy (“hierarchy”) to prioritize the inputs used in valuation techniques. The hierarchy is designed to indicate the relative reliability of the fair value measure. The highest priority is given to quoted prices in active markets, and the lowest to unobservable data, such as an entity’s internal information. The lower the level of the input of a fair value measurement, the more extensive the disclosure requirements. There are three broad levels:

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

	Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund
Investments in securities:
Marketable equity securities	$1,453	$2,557		$4,010
Marketable debt securities
Corporate bonds		323		323
U.S. Government issued debt securities (Agency and Treasury)		888		888
State and municipal		14		14
Other		26		26
Total marketable debt securities		1,251		1,251
Cash equivalents and other	2	52		54
Total investments in securities	1,455	3,860		5,315
Cash equivalents	3,650			3,650
Restricted cash
Power-related derivatives - current			6,460	6,460
Total assets	$5,105	$3,860	$6,460	$15,425

Liabilities:
Power-related derivatives - current			$874	$874
Power-related derivatives - long term
Total liabilities	$0	$0	$874	$874

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund
Investments in securities:
Marketable equity securities	$1,382	$2,427		$3,809
Marketable debt securities
Corporate bonds		328		328
U.S. Government issued debt securities (Agency and Treasury)		889		889
State and municipal		14		14
Other		4		4
Total marketable debt securities		1,235		1,235
Cash equivalents and other	2	36		38
Total investments in securities	1,384	3,698		5,082
Cash equivalents	746			746
Restricted cash	5,369			5,369
Power-related derivatives - current			$622	622
Total assets	$7,499	$3,698	$622	$11,819
Liabilities:
Power-related derivatives - current			$219	$219
Power-related derivatives - long term			149	149
Total liabilities	$0	$0	$368	$368

Millstone Decommissioning Trust Our primary valuation technique to measure the fair value of our nuclear decommissioning trust investments is the market approach.  An actively traded quoted price cannot be obtained for the qualified decommissioning fund.  However, actively traded quoted prices for the underlying securities comprising the funds have been obtained.  Due to these observable inputs, fixed income, equity and cash equivalent securities in the qualified fund are classified as Level 2.  Equity securities are held directly in our non-qualified trust and actively traded quoted prices for these securities have been obtained.  Due to these observable inputs, these equity securities are classified as Level 1.

We recognize transfers in and out of the fair value hierarchy levels at the end of the reporting period.  There were no transfers of equity and debt securities within the fair value hierarchy levels during the period ended March 31, 2010.

Cash Equivalents and Restricted Cash We use the market approach to measure the fair values of money market funds included in cash equivalents and restricted cash.  Cash equivalents are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  We are able to obtain actively traded quoted prices for these funds; therefore they are classified as Level 1.

Power-related Derivatives We have three types of derivative assets and liabilities: forward energy contracts, Financial Transmission Rights (“FTRs”), and a power-related option contract (“Hydro-Quebec Sellback #3”).  Our primary valuation technique to measure the fair value of these derivative assets and liabilities is the income approach, which involves determining a present value amount based on estimated future cash flows.  However, when circumstances warrant, we may also use alternative approaches as described below to calculate the fair value for each type of derivative.  Since many of the valuation inputs are not observable in the market, we have classified our derivative assets and liabilities as Level 3.

To calculate the fair value of our forward energy contracts, we use a mark-to-market valuation model that includes the following inputs: contract energy prices, forward energy prices, contract volumes and delivery dates, risk-free and credit-adjusted interest rates, counterparty credit ratings and our credit rating.

To calculate the fair value of our FTR contracts we use two different approaches.  For FTR contracts entered into with an auction date close to the reporting date, we use the auction clearing prices obtained from ISO-New England, which represents a market approach to determining fair value.  Auction clearing prices are used to value all FTRs at December 31 each year.  For FTR contract valuations performed at interim reporting dates, we use an internally developed valuation model to estimate the fair values for the remaining portions of annual FTRs.  This model includes the following inputs:  historic congestion component prices for the applicable locations, historic energy prices, forward energy prices, contract volumes and durations, and the applicable risk-free rate.

To calculate the fair value of our power-related option contract, we use a binomial tree model which includes the following inputs:  forward energy prices, expected volatility, contract volume, prices and duration, and LIBOR swap rates.

Level 3 Reconciliation for Recurring Fair Value Measurements There were no transfers into or out of Level 3 during the periods presented.  The following table is a reconciliation of changes in the net fair value of power-related derivatives which are classified as Level 3 in the fair value hierarchy for the three months ended March 31 (dollars in thousands).

	Three months ended March 31
	2010	2009
Balance as of January 1	$254	$8,820
Gains and losses (realized and unrealized)
Included in earnings	1,650	4,794
Included in Regulatory and other assets/liabilities	5,365	2,504
Purchases, sales, issuances and net settlements	(1,683)	(4,826)
Balance at March 31	$5,586	$11,292

During the three months ended March 31, 2010 and 2009, there were no realized gains or losses included in earnings attributable to the change in unrealized gains or losses related to derivatives still held at the reporting date.  This is due to our regulatory accounting treatment for all power-related derivatives.

Based on a PSB-approved Accounting Order, we record the change in fair value of power contract derivatives as deferred charges or deferred credits on the Consolidated Balance Sheet, depending on whether the change in fair value is an unrealized loss or gain.  The corresponding offsets are current and long-term assets or liabilities depending on the duration.

NOTE 6 - INVESTMENT SECURITIES
Millstone Decommissioning Trust Fund We have decommissioning trust fund investments related to our joint-ownership interest in Millstone Unit #3.  The decommissioning trust fund was established pursuant to various federal and state guidelines.  Among other requirements, the fund must be managed by an independent and prudent fund manager.  Any gains or losses, realized and unrealized, are expected to be refunded to or collected from customers and are recorded as regulatory assets or liabilities in accordance with the FASB guidance for Regulated Operations.

An investment is impaired if the fair value of the investment is less than its cost and if management considers the impairment to be other-than-temporary. We do not have the ability to decide to hold individual equity securities in the trusts because regulatory authorities limit our ability to oversee the day-to-day management of our nuclear decommissioning trust fund investments.   Therefore, we consider all equity securities held by our nuclear decommissioning trusts with fair values below their cost basis to be other-than-temporarily impaired.  The FASB guidance for Investments - Debt and Equity Securities, requires impairment of debt securities if: 1) there is the intent to sell a debt security; 2) it is more likely than not that the security will be required to be sold prior to recovery; or 3) the entire unamortized cost of the security is not expected to be recovered.  For the majority of the investments shown below, we own a share of the trust fund investments.

In 2010, we had a minimal amount of realized gains and realized losses.  In 2010, there were no non-credit loss impairments and no permanent impairments or ‘credit losses’ associated with our debt securities in 2010.

In 2009, we had $0.7 million of realized gains and $0.4 million of realized losses. The realized losses include $0.2 million of impairments associated with our equity securities; however, there were no permanent impairments or ‘credit losses’ associated with our debt securities.  Additionally, in 2009, we recorded a non-credit loss impairment to our debt securities that is included in unrealized losses.

The fair value of these investments at March 31 is summarized below (dollars in thousands):

	As of March 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
Security Types	Cost	Gains	Losses	Fair Value
Marketable equity securities	$3,119	$891		$4,010
Marketable debt securities
Corporate bonds	308	16	(1)	323
U.S. Government issued debt securities (Agency and Treasury)	845	44	(1)	888
State and municipal	13	1		14
Other	26	1	(1)	26
Total marketable debt securities	1,192	62	(3)	1,251
Cash equivalents and other	54			54
Total	$4,365	$953	$(3)	$5,315

	As of December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
Security Types	Cost	Gains	Losses	Fair Value
Marketable equity securities	$3,107	$702		$3,809
Marketable debt securities
Corporate bonds	317	15	$(4)	328
U.S. Government issued debt securities (Agency and Treasury)	850	44	(5)	889
State and municipal	13	1		14
Other	4			4
Total marketable debt securities	1,184	60	(9)	1,235
Cash equivalents and other	38			38
Total	$4,329	$762	$(9)	$5,082

Information related to the fair value of debt securities at March 31, 2010 follows (dollars in thousands):

	Fair value of debt securities at contractual maturity dates
	Less than 1 year	1 to 5 years	5 to 10 years	After 10 years	Total
Debt Securities	$17	$301	$297	$636	$1,251

At March 31, 2010, the fair value of debt securities in an unrealized loss position was $0.2 million.  In 2009, the fair value of debt securities in an unrealized loss position was $0.3 million.

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

On September 30, 2008, the PSB issued an order approving our alternative regulation plan.  The plan became effective on November 1, 2008.  It expires on December 31, 2011, but we have an option to petition for an extension.  The plan allows for quarterly rate adjustments to reflect changes in power supply and transmission-by-others costs (“PCAM” adjustment); annual base rate adjustments to reflect changing costs; and annual rate adjustments to reflect changes, within predetermined limits, from the allowed earnings level (“ESAM” adjustment).  Under the plan, the allowed return on equity will be adjusted annually to reflect one-half of the change in the average yield on the 10-year Treasury note as measured over the last 20 trading days prior to October 15 of each year.  The ESAM provides for the return on equity of the regulated portion of our business to fall between 75 basis points above or below the allowed return on equity before any adjustment is made.  If the actual return on equity of the regulated portion of our business exceeds 75 basis points above the allowed return, the excess amount is returned to customers in a future period.  If the actual return on equity of our regulated business falls between 75 and 100 basis points below the allowed return on equity, the shortfall is shared equally between shareholders and customers.  Any earnings shortfall in excess of 100 basis points below the allowed return on equity is fully recovered from customers.  These adjustments are made at the end of each fiscal year.

On December 31, 2009, the PSB issued its order approving our 2010 base rate filing, which increased rates 5.58 percent, effective for bills rendered on January 1, 2010. The allowed rate of return for 2010, calculated in accordance with the plan, is 9.59 percent.

In our 2010 base rate filing, we proposed an amendment to the non-power cost cap formula of our alternative regulation plan to allow for new initiatives arising after the effective date of the plan. The DPS supported the proposal, and the 2010 base rate filing increase approved by the PSB included recovery of costs for two new initiatives. However, the PSB has not yet acted on the proposed amendment.  If the PSB ultimately decides not to approve the amendment, we will be required to refund approximately $0.5 million to customers.

The PCAM adjustment for the first quarter of 2010 was an over-collection of $0.5 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending September 30, 2010.

The PCAM adjustments for 2009 were calculated to be over-collections of $0.6 million in the first quarter, $0.5 million in the second quarter, $0.6 million in the third quarter and $1 million in the fourth quarter.  These over-collections were recorded as current liabilities.  We filed PCAM reports, including supporting documentation, each quarter with the PSB identifying the over-collections.  In each case, the DPS recommended the PCAM report be approved as filed and the PSB accepted the DPS recommendation and approved the filing.  The first, second and third quarter over-collections were returned to customers over the three months ending September 30, 2009, December 31, 2009 and March 31, 2010, respectively.  The fourth quarter over-collection is being returned to customers over the three months ending June 30, 2010.

On May 1, 2010, we filed our 2009 ESAM calculation using the methodology specified in our alternative regulation plan.  The 2009 return on equity from the regulated portion of our business was 9.87 percent.  No ESAM adjustment was required in 2009 since this return was within 75 basis points of our 2009 allowed return on equity of 9.77 percent.

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

On March 31, 2010, the PSB approved the Staffing MOU.  The Staffing MOU allows CVPS to recover all reasonable costs associated with the staff reductions in accordance with our proposed new initiatives amendment to the non-power cost cap formula of our alternative regulation plan. As discussed above, the PSB has not yet acted on the proposed amendment.  If the PSB ultimately decides not to approve the amendment, these costs would become subject to the non-power cost cap.  No such costs have been incurred to date.

CVPS SmartPowerTM Cost Recovery  On April 7, 2010, we filed a Memorandum of Understanding (“SmartPower MOU”) with the PSB, which included, among things, the agreements we reached with the DPS on the recovery of costs we will incur due to CVPS SmartPowerTM implementation.  We are hopeful for a final regulatory decision by the end of the third quarter 2010.

Regulatory Accounting Under FASB’s guidance for regulated operations, we account for certain transactions in accordance with permitted regulatory treatment whereby regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered through future revenues.  In the event that we no longer meet the criteria for accounting for regulated operations and there is not a rate mechanism to recover these costs, we would be required to write off $13.7 million of regulatory assets (total regulatory assets of $47.2 million less pension and postretirement medical costs of $33.5 million), $1.9 million of other deferred charges - regulatory and $9.8 million of other deferred credits - regulatory.  This would result in a total charge to operations of $5.8 million on a pre-tax basis as of March 31, 2010.  We would be required to record pre-tax pension and postretirement costs of $32.9 million to Accumulated Other Comprehensive Loss and $0.6 million to Retained Earnings as reductions to stockholders’ equity.  We would also be required to determine any potential impairment to the carrying costs of deregulated plant.  Regulatory assets, certain other deferred charges and other deferred credits are shown in the table below (dollars in thousands).

	March 31, 2010	December 31, 2009
Regulatory assets
Pension and postretirement medical costs	$33,553	$32,033
Nuclear plant dismantling costs	8,167	8,498
Nuclear refueling outage costs - Millstone Unit #3	0	269
Income taxes	4,427	4,389
Asset retirement obligations and other	1,025	1,051
Total Regulatory assets	47,172	46,240

Other deferred charges - regulatory
Vermont Yankee sale costs (tax)	673	673
Unrealized losses on power-related derivatives	874	368
Other	328	503
Total Other deferred charges - regulatory	1,875	1,544

Other deferred credits - regulatory
Asset retirement obligation - Millstone Unit #3	2,693	2,497
Vermont Yankee settlements	122	183
Unrealized gains on power-related derivatives	6,359	488
Other	610	720
Total Other deferred credits – regulatory	$9,784	$3,888

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

Regulatory assets for pension and postretirement medical costs are discussed in Note 11 - Pension and Postretirement Medical Benefits.  Regulatory assets for nuclear plant dismantling costs are related to our equity interests in Maine Yankee, Connecticut Yankee and Yankee Atomic which are described in Note 3 - Investments in Affiliates.  Power-related derivatives are discussed in more detail in Note 5 - Fair Value and Note 10 - Power-related Derivatives.

NOTE 8 - COMMON STOCK
On November 6, 2009, we filed a Registration Statement with the SEC on Form S-3, requesting the ability to offer, from time to time and in one or more offerings, up to $55 million of our common stock.  On December 4, 2009, the SEC declared the Registration Statement to be effective.  On January 15, 2010, we filed a Prospectus Supplement with the SEC, noting that we entered into an Equity Distribution agreement that allowed us to issue up to $45 million of shares under an “at-the-market” program.  As of March 31, 2010, no shares had been issued under this arrangement; however, through May 6, 2010, we have issued 200,000 shares of common stock, which will result in approximately $4 million of cash inflows in the second quarter of 2010.

NOTE 9 - LONG-TERM DEBT AND CREDIT FACILITY
Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated November 3, 2008.   It contains financial and non-financial covenants.  Our obligation under the Credit Agreement is guaranteed by our wholly owned, unregulated subsidiaries, C.V. Realty and CRC.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  At March 31, 2010, $9.9 million in loans and $5.5 million in letters of credit were outstanding under this credit facility.

We also have a 364-day, $15 million unsecured revolving credit facility with a different lending institution pursuant to a credit agreement dated December 30, 2009.  The purpose of and our obligation under this credit agreement are the same as described above.  At March 31, 2010, there were no borrowings or letters of credit outstanding under this credit facility.

Covenants:  Our long-term debt indentures, letters of credit, credit facilities and articles of association contain financial covenants.  The most restrictive financial covenants include maximum debt to total capitalization of 65 percent, and minimum mortgage bond interest coverage of 2.0 times.  At March 31, 2010, we were in compliance with all financial covenants related to our various debt agreements, articles of association, letters of credit, credit facilities and material agreements.

NOTE 10 - POWER-RELATED DERIVATIVES
We are exposed to certain risks in managing our power supply resources to serve our customers, and we use derivative financial instruments to manage those risks.  The primary risk managed by using derivative financial instruments is commodity price risk.  Currently, our power supply forecast shows energy purchase and production amounts in excess of our load requirements through 2011.  Because of this projected power surplus, we entered into a 2010 forward power sale contract to reduce the price volatility of our net power costs. Deliveries under this sale contract are excused during any period of time that Vermont Yankee is not operating as a result of an unplanned outage.   On occasion, we will forecast a temporary power supply shortage such as when Vermont Yankee becomes unavailable.  We typically enter into short-term forward power purchase contracts to cover a portion of these expected power supply shortages, which helps to reduce price volatility in our net power costs.  A scheduled Vermont Yankee outage began on April 24, 2010, and we have entered into one short-term replacement power purchase for the estimated duration of this outage.  Our power supply forecast shows that in 2012, our load requirements will exceed our energy purchase and production amounts, as certain committed long-term power purchase contracts begin to expire.

Several years ago, we entered into the Hydro-Quebec Sellback #3 contract, a long-term purchased power contract that allows the seller to repurchase specified amounts of power with advance notice.  In addition, we are able to economically hedge our exposure to congestion charges that result from constraints on the transmission system with FTRs.  FTRs are awarded to the successful bidders in periodic auctions administered by ISO-New England.  We do not use derivative financial instruments for trading or other purposes.

Accounting for power-related derivatives is discussed in Note 1- Business Organization and Summary of Significant Accounting Policies - Derivative Financial Instruments.

As of March 31, 2010, we had the following outstanding power-related derivative contracts:

Commodities	mWh (000s)
Forward Energy Contracts	368.2
Financial Transmission Rights	1,559.3
Hydro-Quebec Sellback #3	136.9

We recognized the following amounts in the Consolidated Statements of Income in connection with derivative financial instruments for the three months ended March 31 (dollars in thousands):

	2010	2009
Net realized gains (losses) reported in operating revenues	$1,672	$4,812
Net realized gains (losses) reported in purchased power	$(22)	$(18)

Realized gains and losses on derivative instruments are conveyed to or recovered from customers through the PCAM and have no impact on results of operations.  Derivative transactions and related collateral requirements are included in net cash flows from operating activities in the Consolidated Statements of Cash Flows.  For information on the location and amounts of derivative fair values on the Consolidated Balance Sheets see Note 5 - Fair Value.

Certain of our power-related derivative instruments contain provisions for performance assurance that may include the posting of collateral in the form of cash or letters of credit, or other credit enhancements.  Our counterparties will typically establish collateral thresholds that represent credit limits, and these credit limits vary depending on our credit rating.  If our current credit rating were to decline, certain counterparties could request immediate payment and full overnight ongoing collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2010 is $0.9 million, for which we were not required to post collateral since our issuer credit rating from Moody’s is Baa3.  If Moody’s were to lower our corporate credit rating to below Ba1, we would be required to post $1.5 million of collateral with our counterparty, upon request.  For information concerning performance assurance, see Note 12 - Commitments and Contingencies - Performance Assurance.

NOTE 11 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The fair value of Pension Plan trust assets was $99.6 million at March 31, 2010 and $97.2 million at December 31, 2009. The unfunded accrued pension benefit obligation recorded on the Condensed Consolidated Balance Sheets was $20.5 million at March 31, 2010 and $19.8 million at December 31, 2009.

The fair value of Postretirement Plan trust assets was $16 million at March 31, 2010 and $15 million at December 31, 2009.  The unfunded accrued postretirement benefit obligation recorded on the Condensed Consolidated Balance Sheets was $14.2 million at March 31, 2010, and $13.8 million at December 31, 2009.

Components of net periodic benefit costs for the three months ended March 31 follow (dollars in thousands):

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$1,026	$946	$228	$178
Interest cost	1,754	1,652	395	428
Expected return on plan assets	(2,063)	(2,077)	(301)	(196)
Amortization of net actuarial loss	0	86	242	70
Amortization of prior service cost	107	0	70	379
Amortization of transition obligation	0	0	64	64
Net periodic benefit cost	824	607	698	923
Less amounts capitalized	89	68	76	102
Net benefit costs expensed	$735	$539	$622	$821

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

Health Care Legislation On March 23, 2010, the federal Patient Protection and Affordable Care Act (“the Act”) was signed into law. The Act is a comprehensive health care reform bill that includes revenue-raising provisions for nearly $400 billion over 10 years through tax increases on high-income individuals, excise taxes on high-cost group health plans, and new fees on selected health-care-related industries.  In addition, on March 25, 2010, the Health Care and Education Affordability Reconciliation Act of 2010 was passed into law, which modifies certain provisions of the Act.

Together, the legislation repeals the current rule permitting a tax deduction for prescription drug coverage expense under our postretirement medical plan that is actuarially equivalent to that provided under Medicare Part D.  This provision is effective for taxable years beginning after December 31, 2012.  As required, in March 2010 we recorded an increase of $2.1 million in regulatory assets and an increase of $2.8 million in deferred income taxes on the Condensed Consolidated Balance Sheets, resulting in an increase of $0.7 million in income tax expense on the Condensed Consolidated Statements of Income, related to postretirement medical expenditures that will not be deductible in the future.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Long-Term Power Purchases Vermont Yankee: We are purchasing our entitlement share of Vermont Yankee plant output through a purchased power contract (“PPA”) between Entergy-Vermont Yankee and VYNPC.  VYNPC’s entitlement to plant output is 83 percent and our share of plant output is 29 percent; our nominal entitlement is approximately 180 MW.  We have one secondary purchaser that receives less than 0.5 percent of our entitlement.

Entergy-Vermont Yankee has no obligation to supply energy to VYNPC over its entitlement share of plant output, so we receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating.  The plant normally shuts down for about one month every 18 months for maintenance and to insert new fuel into the reactor.  A refueling outage began on April 24, 2010 and estimated incremental costs for replacement power were factored into our 2010 base rates. Our total VYNPC purchases were $16.2 million in the first quarter of 2010 and $15.7 million in the first quarter of 2009.

We have a forced outage insurance policy to cover additional costs, if any, of obtaining replacement power from other sources if the Vermont Yankee plant experiences unplanned outages.  The current policy covers March 22, 2010 through March 21, 2011.   This outage insurance does not apply to derates or acts of terrorism.  The coverage applies to unplanned outages of up to 90 consecutive calendar days per outage event, and provides for payment of the difference between the hourly spot market price and $42/mWh. The aggregate maximum coverage is $9 million with a $1.2 million deductible.

In the third quarter of 2007, the Vermont Yankee plant experienced a derate after the collapse of a cooling tower at the plant, and a two-day unplanned outage resulting from a valve failure.  The derate and unplanned outage increased our net power costs by about $1.3 million through increased purchased power expense and decreased operating revenues due to reduced resale sales.  We were also able to apply $0.3 million as a reduction in purchased power expense from the regulatory liability.

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

Our contract for power purchases from VYNPC ends in March 2012, but there is a risk that we could lose this resource if the plant shuts down for any reason before that date. An early shutdown could cause our customers to lose the economic benefit of an energy volume of close to 50 percent of our total committed supply and we would have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  Based on forward market prices as of March 31, 2010, the incremental replacement cost of lost power is estimated to average $8.9 million annually over the remaining life of the contract.  We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB would allow timely and full recovery of increased costs related to such shutdown.  An early shutdown, depending upon the specific circumstances, could involve cost recovery via the outage insurance described above and recoveries under the PCAM but, in general, would not be expected to materially impact financial results if the costs are recovered in retail rates in a timely fashion.

Entergy-Vermont Yankee has submitted a renewal application with the NRC and an application for a Certificate of Public Good (“CPG”) with the PSB for a 20-year extension of the Vermont Yankee plant operating license.  Entergy-Vermont Yankee also needs approval from the PSB and Vermont Legislature to continue to operate beyond 2012.  Significant hurdles may prevent its relicensing.  Potential operating, transparency and communication issues related to the plant have raised serious concerns among regulators and members of the Vermont Legislature, including some who have called for its temporary or permanent shutdown.  An intervenor in the CPG case has requested that the PSB order a shutdown of the Vermont Yankee plant due to recent leaks at the site.  The PSB has opened a new docket to consider that request.  We are unable to predict the outcome of this matter.

On February 24, 2010, in a non-binding vote, the Vermont Senate voted against allowing the PSB to consider granting the Vermont Yankee plant another 20-year operating license after 2012.  A new Vermont legislature will be elected in the fall of 2010 and could vote differently.  We are unable to predict the outcome of this matter.

At this time, Entergy-Vermont Yankee is attempting to overcome these concerns, and in April 2010, we began a new round of negotiations on a new contract.   We rejected Entergy-Vermont Yankee’s last proposal, but both parties are prepared to finish negotiations for a purchased power contract when the issues that have emerged are resolved.  The parties are attempting to negotiate for a purchased power contract in order that the state will have the value of such an agreement to consider should the other 20-year extension issues that have emerged be resolved.  We cannot predict the outcome at this time.

Hydro-Quebec: We are purchasing power from Hydro-Quebec under the Vermont Joint Owners (“VJO”) Power Contract.  The VJO Power Contract has been in place since 1987 and purchases began in 1990.  Related contracts were subsequently negotiated between us and Hydro-Quebec, altering the terms and conditions contained in the original contract by reducing the overall power requirements and related costs.  The VJO contract runs through 2020, but our purchases under the contract end in 2016.  The average level of deliveries decreases by approximately 19 percent after 2012, and by approximately 84 percent after 2015.  Out total purchases under the VJO contract were $16.6 million in the first quarter of 2010 and $17.1 million in the first quarter of 2009.

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

There are specific contractual provisions providing that in the event any VJO member fails to meet its obligation under the contract with Hydro-Quebec, the remaining VJO participants will “step-up” to the defaulting party’s share on a pro-rata basis.  As of March 31, 2010, our obligation is about 47 percent of the total VJO Power Contract through 2016, and represents approximately $335.5 million, on a nominal basis.

In accordance with FASB’s guidance for guarantees, we are required to disclose the “maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  Such disclosure is required even if the likelihood is remote.  With regard to the “step-up” provision in the VJO Power Contract, we must assume that all members of the VJO simultaneously default in order to estimate the “maximum potential” amount of future payments.  We believe this is a highly unlikely scenario given that the majority of VJO members are regulated utilities with regulated cost recovery.  Each VJO participant has received regulatory approval to recover the cost of this purchased power contract in its most recent rate applications.  Despite the remote chance that such an event could occur, we estimate that our undiscounted purchase obligation would be an additional $393.2 million for the remainder of the contract, assuming that all members of the VJO defaulted by April 1, 2010 and remained in default for the duration of the contract.  In such a scenario, we would then own the power and could seek to recover our costs from the defaulting members or our retail customers, or resell the power in the wholesale power markets in New England.  The range of outcomes (full cost recovery, potential loss or potential profit) would be highly dependent on Vermont regulation and wholesale market prices at the time.

Hydro-Quebec Preliminary Agreement:  On March 11, 2010, we signed a preliminary agreement (“the agreement”) with Green Mountain Power and Hydro-Quebec (“parties”) that sets the stage for a new power supply contract. Under the terms of the agreement, Vermont utilities will be eligible to purchase up to 225 megawatts beginning in November 2012 and ending in 2038. We will seek to purchase volumes similar to what we currently purchase from Hydro-Quebec. The preliminary agreement includes a price-smoothing mechanism that will shield customers from volatile market price spikes over the life of the contract.

The agreement commits the parties to negotiate in good faith a power purchase agreement based on a non-binding term sheet. The parties intend to negotiate the material terms of the power purchase agreement no later than June 30, 2010, to allow the parties to obtain all necessary internal organizational approvals and execute the agreement no later than July 31, 2010. The final agreement will be subject to PSB approval. Should the parties fail to execute an agreement for any reason prior to July 31, 2010, the agreement and the obligations of the parties to negotiate a final agreement will terminate.

Independent Power Producers:  We receive power from several Independent Power Producers (“IPPs”).  These plants use water or biomass as fuel.  Most of the power comes through a state-appointed purchasing agent that allocates power to all Vermont utilities under PSB rules.  Our total purchases from IPPs were $6.3 million in the first quarter of 2010 and $5.9 million in the first quarter of 2009.

Nuclear Decommissioning Obligations We are obligated to pay our share of nuclear decommissioning costs for nuclear plants in which we have an ownership interest.  We have an external trust dedicated to funding our joint-ownership share of future decommissioning costs.  Dominion Nuclear Connecticut (“DNC”) has suspended contributions to the Millstone Unit #3 Trust Fund because the minimum NRC funding requirements have been met or exceeded.  We have also suspended contributions to the Trust Fund, but could choose to renew funding at our own discretion as long as the minimum requirement is met or exceeded.  If a need for additional decommissioning funding is necessary, we will be obligated to resume contributions to the Trust Fund.

We have equity ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic.  These plants are permanently shut down and completely decommissioned except for the spent fuel storage at each location.  Our obligations related to these plants are described in Note 3 - Investments in Affiliates.

We also had a 35 percent ownership interest in the Vermont Yankee nuclear power plant through our equity investment in VYNPC, but the plant was sold in 2002.  Our obligation for plant decommissioning costs ended when the plant was sold, except that VYNPC retained responsibility for the pre-1983 spent fuel disposal cost liability.  VYNPC has a dedicated Trust Fund that meets most of the liability.  Changes in the underlying interest rates that affect the earnings and the liability could cause the balance to be a surplus or deficit.  Excess funds, if any, will be returned to us and the other former owners and must be applied to the benefit of retail customers.

Performance Assurance We are subject to performance assurance requirements through ISO-New England under the Financial Assurance Policy for NEPOOL members.  At our current investment-grade credit rating, we have a credit limit of $2.8 million with ISO-New England.  We are required to post collateral for all net purchased power transactions in excess of this credit limit.  Additionally, we are currently selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

At March 31, 2010, we had posted $8.4 million of collateral under performance assurance requirements for certain of our power contracts, of which $5.5 million was in the form of a letter of credit and $2.9 million was represented by cash and cash equivalents.  At December 31, 2009, we had posted $5.4 million of collateral under performance assurance requirements for certain of our power contracts, all of which was represented by restricted cash.

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

The total reserve for environmental matters was $1.5 million as of March 31, 2010 and $1.6 million as of December 31, 2009.  The reserve for environmental matters is included as current and long-term liabilities on the Condensed Consolidated Balance Sheets and represents our best estimate of the cost to remedy issues at these sites based on available information as of the end of the applicable reporting periods.  Below is a brief discussion of the significant sites for which we have recorded reserves.

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal.  Later, we sited various operations there.  Due to the existence of coal tar deposits, polychlorinated biphenyl contamination and the potential for off-site migration, we conducted studies in the late 1980s and early 1990s to quantify the potential costs to remediate the site.  Investigation at the site has continued, including work with the State of Vermont to develop a mutually acceptable solution.  A corrective action plan was submitted to the State of Vermont on October 19, 2009 for their approval.  We have reviewed our reserve for this site based on a 2006 cost estimate of remediation and determined that it is adequate.  The liability for site remediation is expected to range from $0.9 million to $2.3 million.  As of March 31, 2010, we have accrued $1 million representing the most likely remaining cost of the remediation effort.

Brattleboro Manufactured Gas Facility: In the 1940s, we owned and operated a manufactured gas facility in Brattleboro, Vermont.  We ordered a site assessment in 1999 at the request of the State of New Hampshire.  In 2001, New Hampshire indicated that no further action was required, though it reserved the right to require further investigation or remedial measures.  In 2002, the Vermont Agency of Natural Resources notified us that our corrective action plan for the site was approved.  That plan is now in place.  We have reviewed our reserve for this site based on a 2006 cost estimate of remediation and determined that it is adequate.  The liability for site remediation is expected to range from $0.1 million to $1.3 million.  As March 31, 2010, we have accrued $0.5 million representing the most likely remaining cost of the remediation effort.

Dover, New Hampshire, Manufactured Gas Facility: In 1999, Public Service Company of New Hampshire (“PSNH”) contacted us about this site.  PSNH alleged that we were partially liable for cleanup, since the site was previously operated by Twin State Gas and Electric, which merged into CVPS on the same day that PSNH bought the facility.  In 2002, we reached a settlement with PSNH in which certain liabilities we might have had were assigned to PSNH in return for a cash settlement we paid based on completion of PSNH’s cleanup effort.  As of March 31, 2010, our remaining obligation was less than $0.1 million.

Other:  In December 2009, we voluntarily submitted results of internally tested soil samples from two additional locations to the State of Vermont Sites Management Section (“SMS”).  These soil sample results showed contamination at levels of concern to SMS.  As a result, SMS listed these sites as active hazardous waste sites and requested that we complete additional testing at these properties.  Although management does not believe there is significant contamination at these sites, the extent and cost of potential remediation will not be known until the additional testing is completed during 2010.

To management’s knowledge, there is no pending or threatened litigation regarding other sites with the potential to cause material expense.  No government agency has sought funds from us for any other study or remediation.

Leases and support agreements
Operating Leases: We have two master lease agreements for vehicles and related equipment.  On October 30, 2009, we signed a vehicle lease agreement to finance many of the vehicles covered by a former agreement.  Our guarantee obligation under this lease will not exceed 8 percent of the acquisition cost. The maximum amount of future payments under this guarantee at March 31, 2010 is approximately $0.4 million. The total future minimum lease payments required for all lease schedules under this agreement at March 31, 2010 is $4.8 million.  The maximum amount approved for lease under this agreement is $5.5 million, of which $5.4 million was outstanding at March 31, 2010.

On October 24, 2008, we entered into an operating lease for new vehicles and other related equipment.  Our guarantee obligation under this lease is limited to 5 percent of the acquisition cost.   The maximum amount of future payments under this guarantee is approximately $0.1 million.  The total future minimum lease payments required for all lease schedules under this agreement at March 31, 2010 is $2.5 million. The total acquisition cost of all lease additions under this agreement at March 31, 2010 is $2.9 million.  The maximum amount available for lease additions in 2010 under this agreement is $4 million, of which $0.3 million has been added at March 31, 2010.

Customer Bankruptcy On October 26, 2009, a major telecommunications customer filed for bankruptcy protection.
As of March 31, 2010, our accounts receivable includes an estimate of the net realizable amount.  We are unable to predict the outcome of this matter, or its impact on our financial statements, at this time.

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

NOTE 13 - SEGMENT REPORTING
The following table provides segment financial data for the three months ended March 31 (dollars in thousands).  Inter-segment revenues were a nominal amount in all periods presented.

			Reclassification &
		Unregulated	Consolidating
	CV-VT	Companies	Entries	Consolidated

March 31, 2010
Revenues from external customers	$91,007	$433	$(433)	$91,007
Net income	$4,149	$53		$4,202
Total assets at March 31, 2010	$625,511	$2,427	$(246)	$627,692

			Reclassification &
		Unregulated	Consolidating
	CV-VT	Companies	Entries	Consolidated
March 31, 2009
Revenues from external customers	$90,727	$419	$(419)	$90,727
Net income	$6,817	$55	$0	$6,872
Total assets at December 31, 2009	$630,103	$2,356	$(307)	$632,152

NOTE 14 - SUBSEQUENT EVENTS
We consider events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Smart Grid Stimulus Grant:  On October 27, 2009, the DOE announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer service enhancements and grid automation.  As a participant on Vermont’s smart grid stimulus application, we expect to receive a grant of over $31 million.  The agreement includes provisions for funding and other requirements.

The agreement was executed on April 15, 2010 and became effective on April 19, 2010.  This award will fund a portion of the SmartPower project total discussed above and is reflected in the five-year capital expenditure estimates above.  The spending levels reflect our continued commitment to invest in system upgrades. These estimates are subject to continuing review and adjustment, and actual capital expenditures and timing may vary.  We expect to submit requests for reimbursement in the second quarter of 2010.  We have incurred $1.6 million of costs through March 31, 2010.  Our share of the cost is 50 percent, which will leave $0.8 million as our initial amount to be submitted for reimbursement.

Our 2010 Base Rate filing included costs that are eligible for government grant reimbursement; however, the grant reimbursement was not reflected in the base rate filing.  Grant reimbursement of these 2010 costs will be charged to a regulatory liability and returned to customers in our next base rate filing.

Purchase and sale agreement:  On April 30, 2010, we signed a purchase and sale agreement with Omya, Inc. to purchase certain generating, transmission and distribution assets located in the State of Vermont.  We will pay $32 million for the generating assets comprised of four hydroelectric generating stations, and approximately $1.2 million for the transmission and distribution assets.  The agreement contains usual and customary purchase and sale terms and conditions and is contingent upon federal and state regulatory approvals.  The transaction is expected to close in the fourth quarter of 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this section we discuss our general financial condition and results of operations.  Certain factors that may impact future operations are also discussed.  Our discussion and analysis are based on, and should be read in conjunction with, the accompanying Condensed Consolidated Financial Statements.  The discussion below also includes non-GAAP measures referencing earnings per diluted share for variances described below in Results of Operations.  We use this measure to provide additional information and believe that this measurement is useful to investors to evaluate the actual performance and contribution of our business activities.  This non-GAAP measure should not be considered as an alternative to our consolidated fully diluted earnings per share determined in accordance with GAAP as an indicator of our operating performance.

Forward-Looking Statements Statements contained in this report that are not historical fact are forward-looking statements within the meaning of the ‘safe-harbor’ provisions of the Private Securities Litigation Reform Act of 1995.  Whenever used in this report, the words “estimate,” “expect,” “believe,” or similar expressions are intended to identify such forward-looking statements.  Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Actual results will depend upon, among other things:

▪	the actions of regulatory bodies with respect to allowed rates of return, continued recovery of regulatory assets and alternative regulation;
▪	liquidity risks;
▪	the performance and continued operation of the Vermont Yankee nuclear power plant;
▪	changes in the cost or availability of capital;
▪	our ability to replace or renegotiate our long-term power supply contracts;
▪	effects of and changes in local, national and worldwide economic conditions;
▪	effects of and changes in weather;
▪	volatility in wholesale power markets;
▪	our ability to maintain or improve our current credit ratings;
▪	the operations of ISO-New England;
▪	changes in financial or regulatory accounting principles or policies imposed by governing bodies;
▪	capital market conditions, including price risk due to marketable securities held as investments in trust for nuclear decommissioning, pension and postretirement medical plans;
▪	changes in the levels and timing of capital expenditures, including our discretionary future investments in Transco;
▪	the performance of other parties in joint projects, including other Vermont utilities and Transco;
▪	our ability to successfully manage a number of projects involving new and evolving technology;
▪	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and
▪	other presently unknown or unforeseen factors.

We cannot predict the outcome of any of these matters; accordingly, there can be no assurance as to actual results.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY
Our core business is the Vermont electric utility business.  The rates we charge for retail electricity sales are regulated by the PSB.  Fair regulatory treatment is fundamental to maintaining our financial stability.  Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders, in order to attract capital.  As discussed under the heading Retail Rates and Alternative Regulation below, the PSB approved the alternative regulation plan that we proposed in August 2007, with modifications.  This plan provides more timely adjustments to power, operating and maintenance costs, which better serves the interests of customers and shareholders.

Our consolidated earnings for the first quarter of 2010 were $4.2 million, or 35 cents per diluted share of common stock.  This compares to consolidated earnings of $6.9 million, or 58 cents per diluted share of common stock for the same period in 2009. The primary drivers of the first quarter year-over-year earnings variance are described in Results of Operations below.

Major Storm:  A major winter storm knocked out power to more than 91,000 of our retail customers throughout our service territory in February 2010.  The cost of this storm is $3 million, making it one of the five most-expensive storms in our history.  Our rates include a five-year average of storm restoration costs, but given the magnitude of the major storm, that average may not fully recover our current costs.   Any incremental service restoration costs above the level currently reflected in our retail rates may be deferred at year-end for recovery through the earnings sharing adjustment mechanism (“ESAM” adjustment) and exogenous effects provisions of our alternative regulation program.

Hydro-Quebec Preliminary Agreement:  On March 11, 2010, we signed a preliminary agreement (“the agreement”) with Green Mountain Power and Hydro-Quebec (“parties”) that sets the stage for a new power supply contract. Under the terms of the agreement, Vermont utilities will be eligible to purchase up to 225 megawatts beginning in November 2012 and ending in 2038. We will seek to purchase volumes similar to what we currently purchase from Hydro-Quebec. The preliminary agreement includes a price-smoothing mechanism that will shield customers from volatile market price spikes over the life of the contract.

The agreement commits the parties to negotiate in good faith a power purchase agreement based on a non-binding term sheet. The parties intend to negotiate the material terms of the power purchase agreement no later than June 30, 2010, to allow the parties to obtain all necessary internal organizational approvals and execute the agreement no later than July 31, 2010. The final agreement will be subject to PSB approval. Should the parties fail to execute an agreement for any reason prior to July 31, 2010, the agreement and the obligations of the parties to negotiate a final agreement will terminate.

Health Care Legislation In March 2010, the federal Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 were passed into law. Together, the legislation required us to record $0.7 million of additional income tax expense related to postretirement medical costs.  Also, see Recent Accounting Pronouncements below for additional information.

Financial Initiatives:  Our financial initiatives include maintaining sufficient liquidity to support ongoing operations, the dividend on our common stock and investments in our electric utility infrastructure; planning for replacement power when our long-term power contracts expire; and evaluating opportunities to further invest in Transco.  Continued focus on these financial initiatives is critical to maintaining our corporate credit rating.

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

On September 30, 2008, the PSB issued an order approving our alternative regulation plan.  The plan became effective on November 1, 2008.  It expires on December 31, 2011, but we have an option to petition for an extension.  The plan allows for quarterly rate adjustments to reflect changes in power supply and transmission-by-others costs (“PCAM” adjustment); annual base rate adjustments to reflect changing costs; and annual rate adjustments to reflect changes, within predetermined limits, from the allowed earnings level (“ESAM” adjustment).  Under the plan, the allowed return on equity will be adjusted annually to reflect one-half of the change in the average yield on the 10-year Treasury note as measured over the last 20 trading days prior to October 15 of each year.  The ESAM provides for the return on equity of the regulated portion of our business to fall between 75 basis points above or below the allowed return on equity before any adjustment is made.  If the actual return on equity of the regulated portion of our business exceeds 75 basis points above the allowed return, the excess amount is returned to customers in a future period.  If the actual return on equity of our regulated business falls between 75 and 100 basis points below the allowed return on equity, the shortfall is shared equally between shareholders and customers.  Any earnings shortfall in excess of 100 basis points below the allowed return on equity is fully recovered from customers.  These adjustments are made at the end of each fiscal year.

On December 31, 2009, the PSB issued its order approving our 2010 base rate filing, which increased rates 5.58 percent, effective for bills rendered on January 1, 2010. The allowed rate of return for 2010, calculated in accordance with the plan, is 9.59 percent.

In our 2010 base rate filing, we proposed an amendment to the non-power cost cap formula of our alternative regulation plan to allow for new initiatives arising after the effective date of the plan. The DPS supported the proposal, and the 2010 base rate filing increase approved by the PSB included recovery of costs for two new initiatives. However, the PSB has not yet acted on the proposed amendment.  If the PSB ultimately decides not to approve the amendment, we will be required to refund approximately $0.5 million to customers.

The PCAM adjustment for the first quarter of 2010 was an over-collection of $0.5 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending September 30, 2010.

The PCAM adjustments for 2009 were calculated to be over-collections of $0.6 million in the first quarter, $0.5 million in the second quarter, $0.6 million in the third quarter and $1 million in the fourth quarter.  These over-collections were recorded as current liabilities.  We filed PCAM reports, including supporting documentation, each quarter with the PSB identifying the over-collections.  In each case, the DPS recommended the PCAM report be approved as filed and the PSB accepted the DPS recommendation and approved the filing.  The first, second and third quarter over-collections were returned to customers over the three months ending September 30, 2009, December 31, 2009 and March 31, 2010, respectively.  The fourth quarter over-collection is being returned to customers over the three months ending June 30, 2010.

On May 1, 2010, we filed our 2009 ESAM calculation using the methodology specified in our alternative regulation plan.  The 2009 return on equity from the regulated portion of our business was 9.87 percent.  No ESAM adjustment was required in 2009 since this return was within 75 basis points of our 2009 allowed return on equity of 9.77 percent.

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

On March 31, 2010, the PSB approved the Staffing MOU.  The Staffing MOU allows CVPS to recover all reasonable costs associated with the staff reductions in accordance with our proposed new initiatives amendment to the non-power cost cap formula of our alternative regulation plan. As discussed above, the PSB has not yet acted on the proposed amendment.  If the PSB ultimately decides not to approve the amendment, these costs would become subject to the non-power cost cap.  No such costs have been incurred to date.

CVPS SmartPowerTM Cost Recovery  On April 7, 2010, we filed a Memorandum of Understanding (“SmartPower MOU”) with the PSB, which included, among things, the agreements we reached with the DPS on the recovery of costs we will incur due to CVPS SmartPowerTM implementation.  We are hopeful for a final regulatory decision by the end of the third quarter 2010.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS
Cash Flows At March 31, 2010, we had cash and cash equivalents of $5.1 million compared to $13.5 million at March 31, 2009.  The decrease of $8.4 million is explained below.

Our primary sources of cash in 2010 were from our electric utility operations, proceeds from our revolving credit facility and distributions received from affiliates.  Our primary uses of cash in 2010 included capital expenditures, common and preferred dividend payments, repayments of borrowings under our revolving credit facility and interest expense.

Operating Activities: Operating activities provided $24.9 million in 2010, compared to $15.1 million in 2009.  The increase of $9.8 million was primarily due to a $7.4 million favorable variance in cash requirements for power collateral, mostly resulting from replacing cash collateral with a letter of credit.  In the first quarter of 2010, we received income tax refunds of $9 million compared to $6.5 million of refunds received in the first quarter of 2009.  Tax refunds during both years primarily related to our elections for federal bonus depreciation.

Our accounts receivable over 60 days from retail customers was $2.7 million at March 31, 2010 and $2.5 million at December 31, 2009, increase of 7 percent.

Investing Activities: Investing activities used $6 million in 2010 compared to $5.9 million in 2009, and there were no significant variances.  The majority of the construction and plant expenditures were for system reliability, performance improvements and customer service enhancements.

Financing Activities: Financing activities used $15.9 million in 2010, compared to $2.4 million in 2009.  The decrease in cash of $13.5 million was primarily due to higher net repayments of borrowings under our revolving credit facility in 2010.

Transco Based on current projections, Transco expects to need additional equity capital in 2010 and 2011, but its projections are subject to change based on a number of factors, including revised construction estimates, timing of project approvals from regulators, and desired changes in its equity-to-debt ratio.  While we have no obligation to make additional investments in Transco, which are subject to available capital and appropriate regulatory approvals, we continue to evaluate investment opportunities on a case-by-case basis.  Based on Transco’s current projections, we could have an opportunity to make additional investments of up to $43.5 million in 2010 and $11.5 million in 2011, but the timing and amount depend on the factors discussed above and the amounts invested by other owners.

We are currently evaluating debt and equity issuance alternatives to fund these investments, but any investments that we make in Transco are voluntary, and subject to available capital and appropriate regulatory approvals.  These capital investments in Transco and our core business provide value to customers and shareholders alike.  They provide shareholders with a return on investment while helping to improve and maintain reliability for our customers.

Dividends Our dividend level is reviewed by our Board of Directors on a quarterly basis.  It is our goal to ensure earnings in future years are sufficient to maintain our current dividend level.

Dividend Reinvestment Plan Our Dividend Reinvestment Plan used Treasury shares as the source of common shares to meet reinvestment obligations since July 2007. These elections resulted in additional cash flow of $1 million to $2 million annually.  In September 2009, we ceased using Treasury shares and began using original issue shares to meet reinvestment obligations under the plan.

Customer Bankruptcy On October 26, 2009, a major telecommunications customer filed for bankruptcy protection.
As of March 31, 2010, our accounts receivable includes an estimate of the net realizable amount.  We are unable to predict the outcome of this matter, or its impact on our financial statements, at this time.

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

Global Economic Downturn   We expect to have access to liquidity in the capital markets when needed at reasonable rates.  We have access to a $40 million unsecured revolving credit facility and a $15 million unsecured revolving credit facility with two different lending institutions. However, sustained turbulence in the global credit markets could limit or delay our access to capital.  As part of our enterprise risk management program, we routinely monitor our risks by reviewing our investments in and exposure to various firms and financial institutions.

Financing
Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated November 3, 2008.   It contains financial and non-financial covenants.  Our obligation under the Credit Agreement is guaranteed by our wholly owned, unregulated subsidiaries, C.V. Realty and CRC.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  At March 31, 2010, $9.9 million in loans and $5.5 million in letters of credit were outstanding under this credit facility.

We also have a 364-day, $15 million unsecured revolving credit facility with a different lending institution pursuant to a credit agreement dated December 30, 2009.  The purpose and obligation under this credit agreement are the same as described above.  At March 31, 2010, there were no borrowings or letters of credit outstanding under the credit facility.

Covenants:  Our long-term debt indentures, letters of credit, credit facilities and articles of association contain financial covenants.  The most restrictive financial covenants include maximum debt to total capitalization of 65 percent, and minimum mortgage bond interest coverage of 2.0 times.  At March 31, 2010, we were in compliance with all financial covenants related to our various debt agreements, articles of association, letters of credit, credit facilities and material agreements.

Capital Structure Refinancing Plans:  On November 6, 2009, we filed a Registration Statement with the SEC on Form S-3, requesting the ability to offer, from time to time and in one or more offerings, up to $55 million of our common stock.  On December 4, 2009, the SEC declared the Registration Statement to be effective.  On January 15, 2010, we filed a Prospectus Supplement with the SEC noting that we entered into an Equity Distribution that allowed us to issue up to $45 million of shares under an “at-the-market” program.  As of March 31, 2010, no shares had been issued under this arrangement; however, through May 6, 2010, we have issued 200,000 shares of common stock, which will result in approximately $4 million of cash inflows in the second quarter of 2010.

Capital Commitments Our business is capital-intensive because annual construction expenditures are required to maintain the distribution system.  Capital expenditures for the next five years are expected to range from $37 million to $53 million annually over the five-year period, including an estimated total of more than $60 million for CVPS SmartPowerTM.  As of March 31, 2010, capital expenditures were $5.8 million.

Smart Grid Stimulus Grant:  On October 27, 2009, the U.S. Department of Energy (“DOE”) announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer service enhancements and grid automation.  As a participant on Vermont’s smart grid stimulus application, we expect to receive a grant of over $31 million.  The agreement includes provisions for funding and other requirements.

The agreement was executed on April 15, 2010 and became effective on April 19, 2010.  This award will fund a portion of the SmartPower project total discussed above and is reflected in the five-year capital expenditure estimates above.  The spending levels reflect our continued commitment to invest in system upgrades. These estimates are subject to continuing review and adjustment, and actual capital expenditures and timing may vary.  We expect to submit requests for reimbursement in the second quarter of 2010.  We have incurred $1.6 million of costs through March 31, 2010.  Our share of the cost is 50 percent, which will leave $0.8 million as our initial amount to be submitted for reimbursement.

Our 2010 Base Rate filing included costs that are eligible for government grant reimbursement; however, the grant reimbursement was not reflected in the base rate filing.  Grant reimbursement of these 2010 costs will be charged to a regulatory liability and returned to customers in our next base rate filing.

Performance Assurance We are subject to performance assurance requirements through ISO-New England under the Financial Assurance Policy for NEPOOL members.  At our current investment-grade credit rating, we have a credit limit of $2.8 million with ISO-New England.  We are required to post collateral for all net purchased power transactions in excess of this credit limit.  Additionally, we are currently selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

At March 31, 2010, we had posted $8.4 million of collateral under performance assurance requirements for certain of our power contracts, of which $5.5 million was in the form of a letter of credit and $2.9 million was represented by cash and cash equivalents.  At December 31, 2009, we had posted $5.4 million of collateral under performance assurance requirements for certain of our power contracts, all of which was represented by restricted cash.

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

Off-balance-sheet arrangements We do not use off-balance-sheet financing arrangements, such as securitization of receivables, nor obtain access to assets through special purpose entities.   We have letters of credit that are described in Financing above.  We lease most vehicles and related equipment under operating lease agreements.  These operating lease agreements are described in Note 12 - Commitments and Contingencies.

Commitments and Contingencies We have material power supply commitments for the purchase of power from VYNPC and Hydro-Quebec.  These are described in Power Supply Matters below.

We own equity interests in VELCO and Transco, which require us to pay a portion of their operating costs under our transmission agreements.  We own an equity interest in VYNPC and are obligated to pay a portion of VYNPC’s operating costs under a purchased power contract (“PPA”) between VYNPC and Entergy-Vermont Yankee.  We also own equity interests in three nuclear plants that have completed decommissioning.  We are responsible for paying our share of the costs associated with these plants.  Our equity ownership interests are described in Note 3 - Investments in Affiliates.

On December 20, 2005, we completed the sale of Catamount, our wholly owned subsidiary, to CEC Wind Acquisition, LLC, a company established by Diamond Castle Holdings, a New York-based private equity investment firm (“Diamond Castle”).  Under the terms of the agreements with Catamount and Diamond Castle, we agreed to indemnify them, and certain of their respective affiliates as described in Note 12 - Commitments and Contingencies.

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

Entergy-Vermont Yankee has submitted a renewal application with the NRC and an application for a CPG with the PSB for a 20-year extension of the Vermont Yankee plant operating license.  Entergy-Vermont Yankee also needs approval from the PSB and Vermont Legislature to continue to operate beyond 2012.  Significant hurdles may prevent its relicensing.  Potential operating, transparency and communication issues related to the plant have raised serious concerns among regulators and members of the Vermont Legislature, including some who have called for its temporary or permanent shutdown.  An intervenor in the CPG case has requested that the PSB order a shutdown of the Vermont Yankee plant due to recent leaks at the site.  The PSB has opened a new docket to consider that request.

On February 24, 2010, in a non-binding vote, the Vermont Senate voted against allowing the PSB to consider granting the Vermont Yankee plant another 20-year operating license after 2012.  A new Vermont legislature will be elected in the fall of 2010 and could vote differently.  We are currently unable to predict the outcome of these matters related to the operation of the Vermont Yankee Plant.

At this time, Entergy-Vermont Yankee is attempting to overcome these concerns, and in April 2010, we began a new round of negotiations on a new contract.   We rejected Entergy-Vermont Yankee’s last proposal, but both parties are prepared to finish negotiations for a purchased power contract when the issues that have emerged are resolved.  The parties are attempting to negotiate for a purchased power contract in order that the state will have the value of such an agreement to consider should the other 20-year extension issues that have emerged be resolved.  We cannot predict the outcome at this time.

If the Vermont Yankee plant is shut down for any reason prior to the end of its operating license, we would lose the economic benefit of an energy volume equal to close to 50 percent of our total committed supply and have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  Based on forward market prices as of March 31, 2010, the incremental replacement cost of lost power is estimated to average $8.9 million annually over the remaining life of the contract.  We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB would allow timely and full recovery of increased costs related to such shutdown.  An early shutdown, depending upon the specific circumstances, could involve cost recovery via the outage insurance described above and recoveries under the PCAM but, in general, would not be expected to materially impact financial results, if the costs are recovered in retail rates in a timely fashion.

We are exploring other supply sources as well.  Beginning in May 2008, HQ-Production engaged with Northeast Utilities (“NU”) and NSTAR on a plan to bundle a new 1,200 MW New England/Quebec interconnection and power purchase agreement and have submitted the concept to the FERC for approval. HQ-Production and NU have expressed the expectation that there will be sufficient volume in that bundled power purchase agreement to allow the participation of other load-serving New England utilities to participate, including Vermont utilities.  The Vermont utilities are expected to join in the negotiations of the agreement, which continue in 2010.  Agreements to renew purchases over existing interconnections are also possible.  We recently signed a memorandum of agreement, a precursor to a final contract for ongoing Hydro-Quebec supplies. We cannot predict whether a new contract will ultimately be achieved and approved or if approved, the quantities of power to be purchased or the price terms of any purchases.  However, we view the signing of this memorandum as a positive step toward continuation of our decades-long relationship with Hydro-Quebec and for the good of Vermont’s consumers.

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

Market Risk: See Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

ACCOUNTING MATTERS
Critical accounting policies and estimates  Our financial statements are prepared in accordance with U.S. GAAP, requiring us to make estimates and judgments that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements. Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K.

Health Care Reform Legislation On March 23, 2010, the federal Patient Protection and Affordable Care Act (“the Act”) was signed into law. The Act is a comprehensive health care reform bill that includes revenue-raising provisions for nearly $400 billion over 10 years through tax increases on high-income individuals, excise taxes on high-cost group health plans, and new fees on selected health-care-related industries.  In addition, on March 25, 2010, the Health Care and Education Affordability Reconciliation Act of 2010 was passed into law, which modifies certain provisions of the Act.

Together, the legislation repeals the current rule permitting a tax deduction for prescription drug coverage expense under our postretirement medical plan that is actuarially equivalent to that provided under Medicare Part D.  This provision is effective for taxable years beginning after December 31, 2012.  As required, in March 2010 we recorded an increase of $2.1 million in regulatory assets and an increase of $2.8 million in deferred income taxes on the Condensed Consolidated Balance Sheets, resulting in an increase of $0.7 million in income tax expense on the Condensed Consolidated Statements of Income, related to postretirement medical expenditures that will not be deductible in the future.

We continue to evaluate the future impact of the legislation on our employee benefit plans; however, we are currently unable to predict the impact on our financial statements or whether we will experience any significant change in future benefit cost trends.

Other See Note 1 - Business Organization and Summary of Significant Accounting Policies to the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following is a detailed discussion of the results of operations for the first quarter of 2010.  This should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this report.

Our first quarter 2010 earnings decreased $2.7 million, or 23 cents per diluted share of common stock compared to the same period in 2009.  The table that follows provides a reconciliation of the primary year-over-year variances in diluted earnings per share for 2010 versus 2009.  The earnings per diluted share for each variance shown below are non-GAAP measures:

2010 vs. 2009
2009 Earnings per diluted share	$0.58

Year-over-Year Effects on Earnings:
Higher equity in earnings of affiliates	0.05
Higher operating revenues	0.01
Higher maintenance expense (major storm in February 2010)	(0.16)
Higher other operating expenses	(0.06)
Health Care Reform/Medicare Part D - Income tax impact	(0.06)
Higher transmission expense	(0.02)
Higher purchased power expense	(0.01)
Other	0.02
2010 Earnings per diluted share	$0.35

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
	Revenues (in thousands)		mWh Sales
	2010	2009	2010	2009
Residential	$39,636	$38,966	270,425	284,094
Commercial	26,645	25,837	203,809	209,033
Industrial	9,289	8,810	97,429	96,280
Other	492	470	1,598	1,586
Total retail sales	76,062	74,083	573,261	590,993
Resale sales	11,339	13,933	223,100	203,848
Provision for rate refund	125	0	0	0
Other operating revenues	3,481	2,711	0	0
Total operating revenues	$91,007	$90,727	796,361	794,841

2010 vs. 2009
Operating revenues increased by $0.3 million in the first quarter of 2010 as compared to the same period in 2009 as a result of the following:
▪
Retail sales increased $2 million resulting primarily from a 5.58 percent base rate increase effective Jan. 1, 2010 and $0.9 million of ESAM revenue to recover 2008 major storm costs, partly offset by lower customer usage, mostly due to warmer weather in 2010.

▪	Resale sales decreased $2.6 million as a result of lower resale prices.
▪	The provision for rate refund is related to over-collections of power, production and transmission costs as defined by the power cost adjustment clause of our alternative regulation plan.
▪	Other operating revenues increased $0.8 mostly from higher levels of mutual aid to other utilities and the sale of renewable energy credits.

Purchased Power - affiliates and other: Purchased power expense and volume for the three months ended March 31 are summarized below:

	Purchases (in thousands)		mWh purchases
	2010	2009	2010	2009
VYNPC	$16,228	$15,733	387,555	386,711
Hydro-Quebec	16,608	17,059	267,625	268,162
Independent Power Producers	6,346	5,909	50,194	47,952
Subtotal long-term contracts	39,182	38,701	705,374	702,825
Other purchases	2,366	2,380	13,961	13,403
Loss contingency amortizations	(299)	(299)	0	0
Nuclear decommissioning	330	329	0	0
Other	139	499	0	0
Total purchased power	$41,718	$41,610	719,335	716,228

2010 vs. 2009
Purchased power expense increased $0.1 million in the first quarter of 2010 compared to the same period in 2009 as a result of the following:
▪
Purchased power costs under long-term contracts increased $0.5 million in 2010, due primarily to a higher VYNPC price and increased purchases from independent power producers.  This was primarily offset by lower capacity costs from Hydro-Quebec.

▪	Nuclear decommissioning costs are associated with our ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic. These costs are based on FERC-approved tariffs.

▪
Other costs decreased $0.4 million. These Other costs are amortizations and deferrals based on PSB-approved regulatory accounting, including those for incremental energy costs related to Millstone Unit #3 scheduled refueling outages and deferrals for our share of nuclear insurance refunds received by VYNPC.  There were no nuclear insurance refunds in the first quarter of 2010.

Transmission - affiliates: These expenses represent our share of the net cost of service of Transco as well as some direct charges for facilities that we rent.  Transco allocates its monthly cost of service through the Vermont Transmission Agreement (“VTA”), net of NOATT reimbursements and certain direct charges.  The NOATT is the mechanism through which the costs of New England’s high-voltage (so-called PTF) transmission facilities are collected from load-serving entities using the system and redistributed to the owners of the facilities, including Transco.

The decrease of $1.1 million for 2010 versus 2009 was principally due to higher NOATT reimbursements under the VTA, related to the overall transmission expansion in New England, partially offset by higher charges under the VTA resulting from Transco’s capital projects.

Transmission - other:  The majority of these expenses are for purchases of regional transmission service under the NOATT and charges for the Phase I and II transmission facilities.  The increase of $1.5 million for 2010 versus 2009 primarily resulted from higher rates and overall transmission expansion in New England.

Maintenance:  These expenses are associated with maintaining our electric distribution system and include costs of our jointly owned generation and transmission facilities.  The increase of $3.2 million for 2010 versus 2009 was largely due to higher service restoration costs related to a major storm in February 2010.

Income tax expense: Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.  The effective combined federal and state income tax rate was 44.9 percent for 2010 and 38.5 percent for 2009.  The variance includes the impact of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, which represents 9 percent of the 2010 effective tax rate.

As required, in March 2010 we recorded an increase of $2.1 million in regulatory assets and an increase of $2.8 million in deferred income taxes on the Condensed Consolidated Balance Sheets, resulting in an increase of $0.7 million in income tax expense on the Condensed Consolidated Statements of Income, related to postretirement medical expenditures that will not be deductible in the future.  See Note 11 – Pension and Postretirement Medical Benefits for additional information.

Other Income These items represent the non-operating activities of our utility business and the operating and non-operating activities of our non-regulated business through CRC. CRC’s earnings were $0.1 million in 2010 and in 2009.  Significant variances in line items that comprise other income on the Condensed Consolidated Statements of Income are described below.

Equity in earnings of affiliates:  These are earnings on our equity investments including VELCO, Transco and VYNPC.  The increase of $1 million for 2010 versus 2009 is principally due to the $20.8 million investment that we made in Transco in December 2009.

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

Our current power forecast suggests we have excess supply through 2011.  We attempt to sell much of this excess energy in the forward market at fixed prices in order to reduce market price volatility and revenue volatility while remaining strictly within potential collateral exposure limits.  In October 2009, we executed a forward sale of expected excess supply for calendar year 2010.  We also executed a forward purchase for delivery during the Vermont Yankee refueling outage that began on April 24, 2010.  We expect that our attainment of an investment-grade credit rating will result in an expansion of the number of counterparties that are willing to transact with us.  Going forward, we expect to continue our practice of constraining the net transaction volumes with individual counterparties to mitigate potential collateral exposures during stressed market conditions.

Future Power Supply Long-term contracts with Vermont Yankee and Hydro-Quebec provide about two-thirds of our current power supply.  There is a risk that future sources available to replace these contracts may be less reliable and impose significantly higher prices than current portfolio resources.  These contracts are described in more detail in Note 12 - Commitments and Contingencies.

Our contract for power purchases from VYNPC ends in March 2012, but there is a risk that we could lose this resource if the plant shuts down for any reason before that date. An early shutdown could cause our customers to lose the economic benefit of an energy volume of close to 50 percent of our total committed supply and we would have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  Based on forward market prices as of March 31, 2010, the incremental replacement cost of lost power is estimated to average $8.9 million annually over the remaining life of the contract.  We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB would allow timely and full recovery of increased costs of such shutdown.  An early shutdown, depending upon the specific circumstances, could involve cost recovery via the outage insurance described above and recoveries under the PCAM but, in general, would not be expected to materially impact financial results if the costs are recovered in retail rates in a timely fashion.

Entergy-Vermont Yankee has submitted a renewal application with the NRC and an application for a CPG with the PSB for a 20-year extension of the Vermont Yankee plant operating license.  Entergy-Vermont Yankee also needs approval from the PSB and Vermont Legislature to continue to operate beyond 2012.  Significant hurdles may prevent its relicensing.  Potential operating, transparency and communication issues related to the plant have raised serious concerns among regulators and members of the Vermont Legislature, including some who have called for its temporary or permanent shutdown.  An intervenor in the CPG case has requested that the PSB order a shutdown of the Vermont Yankee due to recent leaks at the site.  The PSB has opened a new docket to consider that request.

On February 24, 2010, in a non-binding vote, the Vermont Senate voted against allowing the PSB to consider granting the Vermont Yankee plant another 20-year operating license after 2012.  A new Vermont legislature will be elected in the fall of 2010 and could vote differently.  We are currently unable to predict the outcome of these matters relating to the operations of the Vermont Yankee plant.

At this time, Entergy-Vermont Yankee is attempting to overcome these concerns, and in April 2010, we began a new round of negotiations on a new contract.   We rejected Entergy-Vermont Yankee’s last proposal, but both parties are prepared to finish negotiations for a purchased power contract when the issues that have emerged are resolved.  The parties are attempting to negotiate for a purchased power contract in order that the state will have the value of such an agreement to consider should the other 20-year extension issues that have emerged be resolved.  We cannot predict the outcome at this time.

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

Hydro-Quebec Preliminary Agreement:  On March 11, 2010, we signed a preliminary agreement (“the agreement”) with Green Mountain Power and Hydro-Quebec (“parties”) that sets the stage for a new power supply contract. Under the terms of the agreement, Vermont utilities will be eligible to purchase up to 225 megawatts beginning in November 2012 and ending in 2038. We will seek to purchase volumes similar to what we currently purchase from Hydro-Quebec. The preliminary agreement includes a price-smoothing mechanism that will shield customers from volatile market price spikes over the life of the contract.

The agreement commits the parties to negotiate in good faith a power purchase agreement based on a non-binding term sheet. The parties intend to negotiate the material terms of the power purchase agreement no later than June 30, 2010, to allow the parties to obtain all necessary internal organizational approvals and execute the agreement no later than July 31, 2010. The final agreement will be subject to PSB approval. Should the parties fail to execute an agreement for any reason prior to July 31, 2010, the agreement and the obligations of the parties to negotiate a final agreement will terminate.

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

Smart Metering Development In 2008, the Vermont Legislature enacted a law that, among other things, encouraged the development of “smart metering” technology.  In response, the PSB opened an investigation into smart metering and rate design.  Under the statute, after investigation, in utility territories where the PSB concludes it appropriate and cost-effective, the PSB shall require each Vermont utility to file plans for investment and deployment of appropriate technologies and plans and strategies for implementing advanced pricing with a goal of ensuring that all customer classes have an opportunity to receive and participate effectively in advanced time-of-use pricing plans.

The alternative regulation plan approved by the PSB required us to file a plan to implement advanced metering infrastructure (“AMI”) within our service territory.  We had already begun extensive planning for that effort.  In late 2008, a MOU was reached between the Vermont electric utilities and the DPS on the standards and requirements associated with AMI deployments in Vermont.  This MOU was approved by the PSB.

In April 2010, we signed an MOU with the DPS supporting approval of CVPS SmartPowerTM.  The MOU and the plan have been filed with the PSB and we are hopeful for a final regulatory decision by the end of the third quarter 2010.

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

On October 27, 2009, the DOE announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer enhancements, and grid automation.  As a sub-awardee on Vermont’s Smart Grid Stimulus application, we expect to receive a grant of over $31 million to support the CVPS SmartPowerTM project. On April 15, 2010, we signed an agreement with the DOE for our portion of the Smart Grid stimulus grant and project.  The provisions include funding and other requirements.  The spending levels reflect our continued commitment to invest in system upgrades. These estimates are subject to continuing review and adjustment, and actual capital expenditures and timing may vary.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
For the three months ended March 31, 2010, there were no material changes from the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2009 except as shown below.

Power-related derivatives We account for some of our power contracts as derivatives under FASB’s guidance for derivatives and hedging.  These derivatives are described in Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.  Summarized information related to the fair value of power contract derivatives is shown in the table below (dollars in thousands):

	Forward	Financial
	Energy	Transmission	Hydro-Quebec
	Contracts	Rights	Sellback #3	Total
Total fair value at December 31, 2009	$269	$134	$(149)	$254
Gains and losses (realized and unrealized)
Included in earnings	1,672	(22)	0	1,650
Included in Regulatory and other assets/liabilities	5,162	54	149	5,365
Purchases, sales, issuances and net settlements	(1,672)	(11)	0	(1,683)
Total fair value at March 31, 2010	$5,431	$155	$0	$5,586

Estimated fair value at March 31, 2010 for changes in projected market price:
10 percent increase	$3,919	$170	$(482)	$3,607
10 percent decrease	$6,943	$139	$0	$7,082

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

Equity Market Risk:   As of March 31, 2010, our pension trust held marketable equity securities in the amount of $62.2 million, our postretirement medical trust funds held marketable equity securities in the amount of $16 million, our Millstone Unit #3 decommissioning trust held marketable equity securities of $4 million and our Rabbi Trust held variable life insurance policies with underlying marketable equity securities of $2.9 million.  These equity investments experienced positive performance in 2009 and negative performance in the market downturn of 2008.  Also see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Note 11 - Pension and Postretirement Medical Benefits for additional information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the company, under the supervision and with participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2010, the company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting  There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings.

The company is involved in legal and administrative proceedings in the normal course of business and does not believe that the ultimate outcome of these proceedings will have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.
Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

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

Dated May 6, 2010