Form 10-Q
period 2011-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2011-08-08
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of July 29, 2011 there were outstanding 13,422,469 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q for Period Ended June 30, 2011

PART I.   Financial Information:

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
CVPS SmartPower(R)
CV’s “smart grid” program designed to modernize and automate the electrical grid, provide automated meter reading, and empower consumers to make better energy choices. The plan includes two-way communications systems and strategies to introduce new rate designs, including dynamic pricing and demand response programs.

CVPS SmartPower(R) MOU	Memorandum of Understanding with the DPS on CVPS SmartPower(R)
DNC	Dominion Nuclear Connecticut
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DUP	Vermont's Distributed Utility Planning
EEI	Edison Electric Institute
EEU	Vermont Energy Efficiency Utility
Entergy	Entergy Corporation
Entergy-Vermont Yankee	Entergy Nuclear Vermont Yankee, LLC
EPACT	Federal Energy Policy Act of 2005
EPS	Earnings per share
ERM	Enterprise Risk Management
ESAM	Earnings sharing adjustment mechanism
FASB	Financial Accounting Standards Board
FCM	Forward Capacity Market
Fortis	Fortis Inc. and Fortis subsidiaries involved in the terminated proposed merger transaction
Fortis subsidiaries	FortisUS Inc. and Cedar Acquisition Sub Inc.

FTRs	Financial Transmission Rights
Gaz Métro	Gaz Métro Limited Partnership
GMP	Green Mountain Power Corporation
HQUS PPA	Long-term power purchase and sale agreement with H.Q. Energy Services (U.S) Inc.
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IPPs	Independent Power Producers
ISO-NE	New England Independent System Operator
kWh	Kilowatt-hours
Maine Yankee	Maine Yankee Atomic Power Company
Moody's	Moody's Investors Service
MOU	Memorandum of Understanding
MW	Megawatt
MWh	Megawatt-hours
NOATT	NEPOOL Open Access Transmission Tariff
NYSE	New York Stock Exchange
OASIS	Open Access Same-time Information System
Omnibus Stock Plan	Central Vermont Public Service Corporation Omnibus Stock Plan
Omya	Omya Industries, Inc.
PCAM	Power supply and transmission-by-others cost adjustment mechanism
PCB	Polychlorinated biphenyl contamination
Pension Plan	A qualified, non-contributory, defined-benefit pension plan
Phase I	Hydro-Québec Phase I
Phase II	Hydro-Québec Phase II
PPA	Purchased power contract
PPACA	The Federal Patient Protection and Affordable Care Act
PSNH	Public Service Company of New Hampshire
PTF	Pool Transmission Facility
Readsboro	Readsboro Electric Department
ROA	Return on Assets
ROE	Return on Equity
RTO	Regional Transmission Organization
SERP	Officers' Supplemental Retirement Plan
SMD	Standard Market Design
SPEED	Sustainably Priced Energy Development Program for Vermont Utilities
Staffing MOU	Memorandum of Understanding with the DPS to review staffing level
TbyO	Transmission by Others costs
The Exchange Act	Securities and Exchange Act of 1934
TPH	Total petroleum hydrocarbons
TSR	Total Shareholder Return
U.S. GAAP	Generally Accepted Accounting Principles in the United States of America
VEDA	Vermont Economic Development Authority
Vermont Marble	Vermont Marble Power Division of Omya Industries, Inc.
VIDA	Vermont Industrial Development Authority Bonds
VJO	Vermont Joint Owners
VPPSA	Vermont Public Power Supply Authority
VTA	Vermont Transmission Agreement (1991)
VY PPA	Purchased power contract between VYNPC and Entergy-Vermont Yankee
Yankee Atomic	Yankee Atomic Electric Company

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Operating Revenues	$84,268	$79,937	$181,353	$170,944

Operating Expenses
Purchased Power - affiliates	17,457	10,514	34,868	27,072
Purchased Power	22,321	26,697	46,262	51,857
Production	2,267	2,660	5,411	5,616
Transmission - affiliates	3,281	1,668	5,538	3,054
Transmission - other	6,297	6,058	13,401	13,245
Other operation	15,378	15,836	33,972	31,682
Maintenance	7,507	7,392	13,214	15,118
Depreciation	4,595	4,330	9,080	8,682
Taxes other than income	4,419	4,470	9,076	9,213
Income tax (benefit) expense	(481)	(791)	2,376	1,047
Total Operating Expenses	83,041	78,834	173,198	166,586

Utility Operating Income	1,227	1,103	8,155	4,358

Other Income
Equity in earnings of affiliates	6,987	5,115	13,928	10,510
Allowance for equity funds during construction	28	7	84	10
Other income	699	721	1,402	1,433
Other deductions	(3,646)	(921)	(4,300)	(1,600)
Income tax expense	(1,222)	(1,714)	(3,524)	(3,303)
Total Other Income	2,846	3,208	7,590	7,050

Interest Expense
Interest on long-term debt	3,191	2,756	6,335	5,542
Other interest	158	115	287	226
Allowance for borrowed funds during construction	(12)	(5)	(38)	(7)
Total Interest Expense	3,337	2,866	6,584	5,761

Net Income	736	1,445	9,161	5,647
Dividends declared on preferred stock	92	92	184	184
Earnings available for common stock	$644	$1,353	$8,977	$5,463

Per Common Share Data:
Basic earnings per share	$0.05	$0.11	$0.67	$0.46
Diluted earnings per share	$0.05	$0.11	$0.67	$0.46

Average shares of common stock outstanding - basic	13,399,128	12,078,724	13,376,675	11,903,080
Average shares of common stock outstanding - diluted	13,482,185	12,109,591	13,444,680	11,933,923

Dividends declared per share of common stock	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three months ended June 30		Six months ended June 30

	2011	2010	2011	2010

Net Income	$736	$1,445	$9,161	$5,647

Other comprehensive income, net of tax:

Defined benefit pension and postretirement medical plans:
Portion reclassified through amortizations, included in benefit costs and recognized in net income:
Actuarial losses, net of income taxes of $0, $0, $65 and $0	0	0	95	0

Change in funded status of pension, postretirement medical and other benefit plans, net of income taxes of $0, $0, $26 and $0	0	0	38	0
				0
Comprehensive income adjustments	0	0	133	0

Total comprehensive income	$736	$1,445	$9,294	$5,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30
Cash flows provided by:	2011	2010
OPERATING ACTIVITIES
Net Income	$9,161	$5,647
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(13,928)	(10,510)
Distributions received from affiliates	8,460	6,639
Depreciation	9,080	8,682
Deferred income taxes and investment tax credits	6,378	1,600
Regulatory and other amortization, net	4,071	960
Non-cash employee benefit plan costs	3,295	3,132
Other non-cash expense and (income), net	(2,031)	(744)
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues	8,719	4,030
Decrease in accounts payable	(1,876)	(1,533)
Change in prepaid and accrued income taxes	9,971	8,249
Decrease (increase) in other current assets	354	(1,291)
Decrease in special deposits and restricted cash for power collateral	0	5,370
Employee benefit plan funding	(7,583)	(152)
Decrease in other current liabilities	(2,456)	(2,583)
Increase in other long-term assets and liabilities and other	(147)	(245)
Net cash provided by operating activities	31,468	27,251
INVESTING ACTIVITIES
Construction and plant expenditures	(18,217)	(12,058)
Reimbursements of restricted cash – bond proceeds	10,090	0
Project reimbursement from DOE	398	0
Investments in available-for-sale securities	(558)	(935)
Proceeds from sale of available-for-sale securities	474	796
Other investing activities	(222)	(136)
Net cash used for investing activities	(8,035)	(12,333)
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	1,124	12,894
Decrease in special deposits for preferred stock mandatory redemption	0	1,000
Retirement of preferred stock subject to mandatory redemption	0	(1,000)
Common and preferred dividends paid	(6,335)	(5,634)
Proceeds from revolving credit facility and other short-term borrowings	16,179	82,388
Repayments under revolving credit facility and other short-term borrowings	(29,874)	(103,130)
Proceeds from long-term debt	40,000	0
Repayment of long-term debt	(20,000)	0
Common stock offering and debt issue costs	(195)	(305)
Reduction in capital lease and other financing activities	(666)	(556)
Net cash provided by (used for) financing activities	233	(14,343)
Net change in cash and cash equivalents	23,666	575
Cash and cash equivalents at beginning of the period	2,676	2,069
Cash and cash equivalents at end of the period	$26,342	$2,644

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Utility plant
Utility plant, at original cost	$629,636	$611,746
Less accumulated depreciation	273,049	266,649
Utility plant, at original cost, net of accumulated depreciation	356,587	345,097
Property under capital leases, net	3,948	4,425
Construction work-in-progress	14,320	20,234
Nuclear fuel, net	2,430	1,737
Total utility plant, net	377,285	371,493

Investments and other assets
Investments in affiliates	176,981	171,514
Non-utility property, less accumulated depreciation ($3,201 in 2011 and $3,164 in 2010)	2,217	2,196
Millstone decommissioning trust fund	6,122	5,742
Restricted cash	11,302	17,581
Other	7,156	7,013
Total investments and other assets	203,778	204,046

Current assets
Cash and cash equivalents	26,342	2,676
Restricted cash	2,119	5,903
Special deposits	6	6
Accounts receivable, less allowance for uncollectible accounts ($2,920 in 2011 and $2,649 in 2010)	23,184	28,552
Accounts receivable - affiliates, less allowance for uncollectible accounts	332	314
Unbilled revenues	16,724	21,003
Materials and supplies, at average cost	6,768	7,159
Prepayments	9,329	15,862
Deferred income taxes	3,565	4,501
Power-related derivatives	92	28
Regulatory assets	2,108	1,924
Other deferred charges - regulatory	0	2,078
Other deferred charges and other assets	690	0
Other current assets	1,324	1,114
Total current assets	92,583	91,120

Deferred charges and other assets
Regulatory assets	36,680	38,552
Other deferred charges - regulatory	457	2,260
Other deferred charges and other assets	2,796	3,275
Total deferred charges and other assets	39,933	44,087

TOTAL ASSETS	$713,579	$710,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized, 15,551,168 issued and 13,422,095 outstanding at June 30, 2011 and 15,470,217 issued and 13,341,144 outstanding at December 31, 2010	$93,307	$92,821
Other paid-in capital	95,274	94,462
Accumulated other comprehensive loss	(99)	(232)
Treasury stock, at cost, 2,129,073 shares at June 30, 2011 and December 31, 2010	(48,436)	(48,436)
Retained earnings	133,853	134,113
Total common stock equity	273,899	272,728
Preferred and preference stock not subject to mandatory redemption	8,054	8,054
Long-term debt	228,300	188,300
Capital lease obligations	3,003	3,471
Total capitalization	513,256	472,553

Current liabilities
Current portion of long-term debt	0	20,000
Accounts payable	5,501	8,137
Accounts payable - affiliates	11,430	11,835
Notes payable	0	13,695
Nuclear decommissioning costs	1,501	1,438
Other deferred credits - regulatory	1,008	1,108
Other current liabilities	24,049	30,763
Total current liabilities	43,489	86,976

Deferred credits and other liabilities
Deferred income taxes	88,187	82,406
Deferred investment tax credits	2,259	2,387
Nuclear decommissioning costs	4,612	5,383
Asset retirement obligations	3,792	3,609
Accrued pension and benefit obligations	27,128	32,441
Other deferred credits - regulatory	3,855	3,886
Other deferred credits and other liabilities	27,001	21,105
Total deferred credits and other liabilities	156,834	151,217

Commitments and contingencies (Note 13)

TOTAL CAPITALIZATION AND LIABILITIES	$713,579	$710,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2009	13,835,968	$83,016	(2,129,073)	$(48,436)	$72,179	$(209)	$124,873	$231,423
Net income							5,647	5,647
Other comprehensive income
Common Stock Issuance, net of issuance costs	582,831	3,497			8,039			11,536
Dividend reinvestment plan	35,632	214			501			715
Stock options exercised	35,100	210			301			511
Share-based compensation:
Common & nonvested shares	2,484	15			40			55
Performance share plans	15,121	91			(198)			(107)
Dividends declared:
Common - $0.69 per share							(8,266)	(8,266)
Cumulative non-redeemable preferred stock							(184)	(184)
Amortization of preferred stock issuance expense					8			8
Gain (Loss) on capital stock					2		(2)	0
Balance, June 30, 2010	14,507,136	$87,043	(2,129,073)	$(48,436)	$80,872	$(209)	$122,068	$241,338

	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2010	15,470,217	$92,821	(2,129,073)	$(48,436)	$94,462	$(232)	$134,113	$272,728
Net income							9,161	9,161
Other comprehensive income						133		133
Common Stock Issuance, net of issuance costs
Dividend reinvestment plan	30,276	182			520			702
Stock options exercised	26,200	157			265			422
Share-based compensation:
Common & nonvested shares	7,075	43			99			142
Performance share plans	17,400	104			(79)			25
Dividends declared:
Common - $0.69 per share							(9,237)	(9,237)
Cumulative non-redeemable preferred stock							(184)	(184)
Amortization of preferred stock issuance expense					7			7
Balance, June 30, 2011	15,551,168	$93,307	(2,129,073)	$(48,436)	$95,274	$(99)	$133,853	$273,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION
General Description of Business Central Vermont Public Service Corporation (“we”, “us”, “CVPS” or the “company”) is the largest electric utility in Vermont.  We engage principally in the purchase, production, transmission, distribution and sale of electricity.  We serve approximately 160,000 customers in 163 of the towns and cities in Vermont.  Our Vermont utility operation is our core business.  We typically generate most of our revenues through retail electricity sales.  We also sell excess power, if any, to third parties in New England and to ISO-NE, the operator of the region’s bulk power system and wholesale electricity markets.  The resale revenue generated from these sales helps to mitigate our power supply costs.

Our wholly owned subsidiaries include C.V. Realty, Inc., East Barnet and CRC.  We have equity ownership interests in VYNPC, VELCO, Transco, Maine Yankee, Connecticut Yankee and Yankee Atomic.

Pending Merger with Gaz Métro On July 11, 2011, CVPS, Gaz Métro Limited Partnership (“Gaz Métro”) and Danaus Vermont Corp., an indirect wholly owned subsidiary of Gaz Métro (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, unanimously approved by the boards of directors of CVPS and Gaz Métro Inc., the general partner of Gaz Métro, Merger Sub will merge with and into CVPS (the “Merger”), with CVPS continuing as the surviving corporation and an indirect wholly owned subsidiary of Gaz Métro.

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of CVPS common stock (other than shares which are held by any wholly owned subsidiary of the Company or in the treasury of the Company or which are held by Gaz Métro or Merger Sub, or any of their respective wholly owned subsidiaries, all of which shall cease to be outstanding and shall be canceled and none of which shall receive any payment with respect thereto, and dissenting shares) will automatically be converted into the right to receive in cash, without interest, $35.25 per share (the “Merger Consideration”), less any applicable withholding taxes.

Completion of the Merger is subject to various customary conditions.  They include, among others, approval by CVPS shareholders; expiration or termination of the applicable Hart-Scott-Rodino Act waiting period; receipt of all required regulatory approvals from, among others, FERC and the PSB; and the absence of any governmental action challenging or seeking to prohibit the Merger; and the absence of any material adverse effect with respect to CVPS. Each party’s obligation to consummate the Merger is also subject to additional customary conditions including, subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations.

The Merger Agreement contains certain termination rights for both CVPS and Gaz Métro and further provides that upon termination of the merger agreement under specified circumstances, CVPS may be required to pay Gaz Métro a termination fee of $17.5 million and reimburse Gaz Métro for up to $2 million of its reasonable out-of-pocket transaction expenses.

Terminated Merger Agreement with Fortis On May 27, 2011, CVPS, FortisUS Inc., Cedar Acquisition Sub Inc., a direct wholly owned subsidiary of Fortis (“Merger Sub”) and Fortis Inc., the ultimate parent of Fortis (“Ultimate Parent”), entered into an Agreement and Plan of Merger (the “Fortis Merger Agreement”).

On July 11, 2011, prior to entering into the Merger Agreement with Gaz Métro, CVPS terminated the Fortis Merger Agreement.  In accordance with the Fortis Merger Agreement, on July 12, 2011, CVPS paid FortisUS Inc. $19.5 million (the “Fortis Termination Payment”), including the termination fee of $17.5 million and expenses of FortisUS Inc. of $2 million will be recorded to Other deductions on the condensed consolidated statement of income in the three month period ended September 30, 2011. The Merger Agreement with Gaz Métro requires Gaz Métro to reimburse CVPS for its payment of the Fortis Termination Payment immediately following the approval of the Merger Agreement by CVPS shareholders. It also provides that CVPS will be required to reimburse Gaz Métro for the full amount of the Fortis Termination Payment if the Merger Agreement is terminated under certain circumstances.

Litigation Related to Merger Agreement On or about June 2, 2011, a lawsuit captioned David Raul v. Lawrence Reilly, et al., Civil Division Docket No. 377-6-11-RDCV, was filed in the Superior Court of Vermont, Rutland Unit against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants FortisUS Inc. and one of its affiliates.  The Raul complaint, which purports to be brought on behalf of a class consisting of the public stockholders of CVPS, alleges that CVPS’s directors breached their fiduciary duties by entering into the Fortis Merger Agreement for a price that is alleged to be unfair, as the result of a process alleged to be unfair and inadequate, with material conflicts of interest and so as to benefit themselves, and including no-solicitation, matching rights and termination fee provisions alleged to be designed to ensure that no competing offers would emerge for CVPS.  The Raul complaint also includes a claim for aiding and abetting against CVPS and the Fortis entities.   The Raul complaint seeks, among other things, injunctive relief against the proposed transaction with Fortis as well as other equitable relief, damages and attorneys’ fees and costs.  On June 23, 2011, following the announcement of an offer received from Gaz Métro, David Raul filed an amended class action complaint repeating his earlier allegations and claims but also referring to this development and claiming that the CVPS Board should terminate the Fortis Merger Agreement and negotiate a new deal with Gaz Métro.

On or about June 17, 2011 and June 20, 2011, two additional complaints (Civil Division Docket Nos. 417-6-11-RDCV and 425-6-11-RDCV, respectively) were filed in the Superior Court of Vermont, Rutland Unit, containing claims and allegations similar to those in the original Raul complaint and seeking similar relief on behalf of the same putative class.  The parties have agreed to consolidate these three Superior Court lawsuits for all purposes into a single proceeding, and have filed a stipulated motion requesting such consolidation.

On July 13, 2011, a lawsuit captioned Howard Davis v. Central Vermont Public Service, et al., Case No. 5:11-CV-181 was filed in the United States District Court for the District of Vermont against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants Gaz Métro Limited Partnership and one of its affiliates.  The Davis complaint, which purports to be brought on behalf of a class consisting of the public stockholders of CVPS, alleges that CVPS’s directors breached their fiduciary duties by, among other things, allegedly failing to undertake an adequate sales process prior to the Fortis Merger Agreement, entering into the Merger Agreement with Gaz Métro at an unfair price and pursuant to an unfair process, engaging in self-dealing, and by including various “deal protection devices” in the Merger Agreement.  The Davis complaint also includes a claim for aiding and abetting against CVPS and the Gaz Métro entities. The Davis complaint seeks injunctive relief and other equitable relief against the proposed transaction with Gaz Métro, as well as attorneys’ fees and costs.

On July 22, 2011, one of the plaintiffs in the state case filed an amended complaint in the Vermont Superior Court, Rutland Unit, which added Gaz Métro Limited Partnership and one of its affiliates as defendants in addition to the defendants named in the original complaint.  The amended complaint contains claims and allegations similar to those in the Davis complaint and seeks similar relief.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation These unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. GAAP.  The accompanying unaudited condensed consolidated interim financial statements contain all normal, recurring adjustments considered necessary to present fairly the financial position as of June 30, 2011, and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The results of operations for the interim periods presented herein may not be indicative of the results that may be expected for any other period or the full year.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10K for the year ended December 31, 2010.

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

We record government grants receivable in the Condensed Consolidated Balance Sheets in Accounts Receivable. For additional information see Note 9 – Retail Rates and Regulatory Accounting – CVPS SmartPower(R).

Our current rates include the recovery of costs that are eligible for government grant reimbursement by the DOE under the ARRA; however, prior to January 1, 2011, the grant reimbursements were not reflected in our current rates.  The grant reimbursements were recorded to a regulatory liability. Effective January 1, 2011 grant reimbursements are reflected in our rates.

Supplemental Financial Statement Data Supplemental financial information for the accompanying financial statements is provided below.

Prepayments: The components of Prepayments on the Condensed Consolidated Balance Sheets follow (dollars in thousands):

	June 30, 2011	December 31, 2010
Taxes	$7,202	$14,662
Insurance	1,295	412
Miscellaneous	832	788
Total	$9,329	$15,862

Other Current Liabilities:  The components of Other current liabilities on the Condensed Consolidated Balance Sheets follow (dollars in thousands):

	June 30, 2011	December 31, 2010
Deferred compensation plans and other	$828	$2,596
Accrued employee-related costs	3,523	4,660
Other taxes and Energy Efficiency Utility	4,665	4,105
Cash concentration account - outstanding checks	0	2,358
Obligation under capital leases	936	942
Provision for rate refund	1,579	5,137
Accrued Interest	938	938
Common dividends declared	3,087	0
Miscellaneous accruals	8,493	10,027
Total	$24,049	$30,763

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

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Numerator for basic and diluted EPS:
Net income	$736	$1,445	$9,161	$5,647
Dividends declared on preferred stock	(92)	(92)	(184)	(184)
Net income available for common stock	$644	$1,353	$8,977	$5,463

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding	13,399,128	12,078,724	13,376,675	11,903,080
Dilutive effect of stock options	43,804	14,657	33,447	15,899
Dilutive effect of performance shares	39,253	16,210	34,558	14,944
Weighted-average diluted shares of common stock outstanding	13,482,185	12,109,591	13,444,680	11,933,923

There were no outstanding stock options excluded from the computation of diluted shares for the second quarter and first six months of 2011 because the prices were above the current average market price. Outstanding stock options totaling 15,988 for the second quarter and 47,577 for the first six months of 2010 were excluded from the computation of diluted shares because the prices were above the current average market price.

There were no outstanding performance shares excluded from the computation of diluted shares for the second quarter and first six months of 2011 because the performance share measures were met and there was no antidilutive impact. Outstanding performance shares totaling 60,445 for the second quarter and first six months of 2010 were excluded from the computation of diluted shares as either the performance share measures were not met or there was an antidilutive impact.

NOTE 4 - INVESTMENTS IN AFFILIATES

VELCO Summarized consolidated financial information for VELCO follows (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010

Operating revenues	$33,912	$25,429	$68,139	$51,202
Operating income	$19,552	$14,050	$39,267	$28,987

Income before non-controlling interest and income tax	$15,831	$12,435	$31,600	$24,970
Less members' non-controlling interest in income	14,537	11,455	29,074	22,905
Less income tax	466	560	933	526
Net income	$828	$420	$1,593	$1,539

Company's common stock ownership interest	47.05%	47.05%	47.05%	47.05%
Company's equity in net income	$392	$198	$752	$674

Accounts payable to VELCO were $5.2 million at June 30, 2011 and $5.8 million at December 31, 2010.

Transco Summarized financial information for Transco, also included in VELCO consolidated financial information above, follows (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Operating revenues	$34,040	$25,852	$68,451	$52,017
Operating income	$20,283	$14,821	$40,785	$30,279
Net income	$16,137	$13,082	$32,274	$26,160

Company's ownership interest	41.02%	33.33%	41.02%	33.33%
Company's equity in net income	$6,525	$4,841	$13,050	$9,698

Transmission services provided by Transco are billed to us under the VTA.  All Vermont electric utilities are parties to the VTA.  This agreement requires the Vermont utilities to pay their pro rata share of Transco’s total costs, including interest and a fixed rate of return on equity, less the revenue collected under the ISO-NE Open Access Transmission Tariff and other agreements.

Transco’s billings to us primarily include the VTA and charges and reimbursements under the NOATT.  Included in Transco’s operating revenues above are transmission services to us amounting to $3.3 million in the second quarter and $5.5 million in the first six months of 2011 and $1.7 million in the second quarter and $3.1 million in the first six months of 2010. These amounts are included in Transmission - affiliates on our Condensed Consolidated Statements of Income.  Accounts payable to Transco were $0.5 million at June 30, 2011 and there were no accounts payable due at December 31, 2010.   Accounts receivable from Transco was $0.2 million at December 31, 2010.

VYNPC Summarized financial information for VYNPC (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Operating revenues	$49,120	$29,177	$98,093	$75,772
Operating (loss) income	$(564)	$(370)	$(817)	$(1,439)
Net income	$119	$125	$210	$226

Company's common stock ownership interest	58.85%	58.85%	58.85%	58.85%
Company's equity in net income	$71	$73	$124	$133

VYNPC’s revenues shown in the table above include sales to us of $17.1 million in the second quarter and $34.2 million in the first six months of 2011 and $10.2 million in the second quarter and $26.4 million in the first six months of 2010. These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.  Accounts payable to VYNPC were $5.6 million at June 30, 2011 and $5.9 million at December 31, 2010.

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic.  All three companies have completed plant decommissioning and the operating licenses have been amended by the NRC for operation of Independent Spent Fuel Storage Installations.  All three remain responsible for safe storage of the spent nuclear fuel and waste at the sites until the DOE meets its obligation to remove the material from the sites.  Our share of the companies’ estimated costs are reflected on the Condensed Consolidated Balance Sheets as current and non-current regulatory assets and nuclear decommissioning liabilities.  These amounts are adjusted when revised estimates are provided.  At June 30, 2011, we had regulatory assets of $0.6 million for Maine Yankee, $3.9 million for Connecticut Yankee and $1.6 million for Yankee Atomic.  These estimated costs are being collected from customers through existing retail rate tariffs.  Total billings from the three companies amounted to $0.3 million in the second quarter and $0.7 million in the first six months of 2011 and $0.4 million in the second quarter and $0.7 million in the first six months of 2010. These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.

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

In 2006, the United States Court of Federal Claims issued judgment in the spent fuel litigation.  Maine Yankee was awarded $75.8 million in damages through 2002, Connecticut Yankee was awarded $34.2 million through 2001 and Yankee Atomic was awarded $32.9 million through 2001.  This decision was appealed in December 2006, and all three companies filed notices of cross appeals.  In August 2008, the United States Court of Appeals for the Federal Circuit reversed the award of damages and remanded the cases back to the trial court.  The remand directed the trial court to apply the acceptance rate in 1987 annual capacity reports when determining damages.

A final ruling on the remanded case in favor of the three companies was issued on September 7, 2010.  Maine Yankee was awarded $81.7 million, Connecticut Yankee was awarded $39.7 million and Yankee Atomic was awarded $21.2 million.  The DOE filed an appeal on November 8, 2010 and the three Yankee companies filed cross-appeals on November 19, 2010.  Interest on the judgments does not start to accrue until all appeals have been decided.  Our share of the claimed damages of $3.2 million is based on our ownership percentages described above.

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

On July 1, 2009, Maine Yankee, Connecticut Yankee and Yankee Atomic filed claimed costs for damages incurred for periods subsequent to the original case discussed above.  Maine Yankee claimed $43 million since January 1, 2003 and Connecticut Yankee and Yankee Atomic claimed $135.4 million and $86.1 million, respectively since January 1, 2002.  For all three companies the damages were claimed through December 31, 2008.  A trial date has been set for the beginning of August 2011.

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

NOTE 5 - FINANCIAL INSTRUMENTS
The estimated fair value of financial instruments follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Power contract derivative assets (includes current portion)	$92	$92	$28	$28

Long-term debt:
First mortgage bonds (includes current portion)	$187,500	$212,079	$167,500	$188,467
Industrial/Economic Development bonds	$40,800	$41,228	$40,800	$40,521
Credit facility borrowings	$0	$0	$13,695	$13,695

At June 30, 2011, our power-related derivatives consisted of FTRs.  There were no related unrealized gains or losses in the first six months of 2011 or 2010.  For a discussion of the valuation techniques used for power contract derivatives see Note 6 - Fair Value - Power-related Derivatives below.

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

NOTE 6 - FAIR VALUE
Effective January 1, 2008, we adopted FASB’s guidance for fair value measurements.  The guidance establishes a single, authoritative definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements; however, the guidance does not expand the use of fair value accounting.  The guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

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

Level 1:  Quoted prices (unadjusted) are available in active markets for identical assets or liabilities as of the reporting date.  Level 1 includes directly held securities in our non-qualified Millstone Decommissioning Trust Fund.

Level 2:  Pricing inputs are other than quoted prices in active markets included in Level 1, which are directly or indirectly observable as of the reporting date.  This value is based on other observable inputs, including quoted prices for similar assets and liabilities in markets that are not active.  Level 2 includes cash equivalents that consist of money market funds, commercial paper held in restricted cash and securities not directly held in our Millstone Decommissioning Trust Funds such as fixed income securities (Treasury securities, other agency and corporate debt) and equity securities.

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

	Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund
Investments in securities:
Marketable equity securities	$1,710	$3,007		$4,717
Marketable debt securities
Corporate bonds		365		365
U.S. Government issued debt securities (Agency and Treasury)		911		911
State and municipal		39		39
Other		30		30
Total marketable debt securities		1,345		1,345
Cash equivalents and other		60		60
Total investments in securities	1,710	4,412		6,122
Restricted cash - long-term		11,302		11,302
Cash equivalents		20,665		20,665
Restricted cash		2,119		2,119
Power-related derivatives – current			92	92
Total assets	$1,710	$38,498	$92	$40,300

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund
Investments in securities:
Marketable equity securities	$1,587	$2,776		$4,363
Marketable debt securities
Corporate bonds		350		350
U.S. Government issued debt securities (Agency and Treasury)		911		911
State and municipal		38		38
Other		36		36
Total marketable debt securities		1,335		1,335
Cash equivalents and other		44		44
Total investments in securities	1,587	4,155		5,742
Restricted cash - long-term		17,581		17,581
Cash equivalents	1,653			1,653
Restricted cash		5,903		5,903
Power-related derivatives - current			28	28
Total assets	$3,240	$27,639	$28	$30,907

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

We recognize transfers in and out of the fair value hierarchy levels at the end of the reporting period.  There were no transfers of equity and debt securities within the fair value hierarchy levels during the periods ended June 30, 2011 and 2010.

Cash Equivalents and Restricted Cash The market approach is used to measure the fair values of money market funds and other short-term investments included in cash equivalents and restricted cash.  We have the ability to transact our money market funds at the net asset value price per share and can withdraw those funds without a penalty.  We are able to obtain quoted prices for these funds; therefore they are classified as Level 2.  We are able to obtain a quoted price for our 90-day commercial paper held in restricted cash; however, the quote was from a less active market.  We have concluded that this investment does not qualify for Level 1 and is reflected as Level 2.  Cash equivalents are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Power-related Derivatives We have historically had three types of derivative assets and liabilities: forward energy contracts, FTRs, and a power-related option contract.  At June 30, 2011 and December 31, 2010, our derivatives consisted of FTRs.  Our primary valuation technique to measure the fair value of these derivative assets and liabilities is the income approach, which involves determining a present value amount based on estimated future cash flows.  However, when circumstances warrant, we may also use alternative approaches as described below to calculate the fair value for each type of derivative.  Since many of the valuation inputs are not observable in the market, we have classified our derivative assets and liabilities as Level 3.

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

Level 3 Changes There were no transfers into or out of Level 3 during the periods presented. The following table is a reconciliation of changes in the net fair value of power-related derivatives that are classified as Level 3 in the fair value hierarchy (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Balance as of beginning of period	$81	$5,586	$28	$254
Gains and losses (realized and unrealized)
Included in earnings	(3)	469	(10)	2,119
Included in Regulatory and other assets/liabilities	(1)	(2,723)	59	2,642
Purchases	20	0	20	0
Net settlements	(5)	(503)	(5)	(2,186)
Balance at June 30	$92	$2,829	$92	$2,829

At June 30, 2011, there were no realized gains or losses included in earnings attributable to the change in unrealized gains or losses related to derivatives still held at the reporting date.  This is due to our regulatory accounting treatment for all power-related derivatives.

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

In the second quarter of 2011, we had $0.1 million of realized gains and $0.1 million of realized losses.  The realized losses include minimal impairments associated with our equity securities; however, there were no permanent impairments or ‘credit losses’ associated with our debt securities.  There were also no non-credit loss impairments of our debt securities in the second quarter of 2011.

In the first six months of 2011, we had $0.1 million of realized gains and $0.1 million of realized losses.  The realized losses include minimal impairments associated with our equity securities; however, there were no permanent impairments or ‘credit losses’ associated with our debt securities.  There were also no non-credit loss impairments of our debt securities in the first six months of 2011.

For the second quarter of 2010, we had nominal realized gains and $0.1 million of realized losses. The realized losses include $0.1 million of impairments associated with our equity securities.

For the first six months of 2010, we had $0.1 million of realized gains and $0.1 million of realized losses. The realized losses include $0.1 million of impairments associated with our equity securities.  Additionally, we recorded a non-credit loss impairment of our debt securities of a nominal amount that is included in unrealized losses.  In 2010, there were no permanent impairments or ‘credit losses’ associated with our debt securities.

The fair values of these investments are summarized below (dollars in thousands):

	As of June 30, 2011
Security Types	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable equity securities	$3,155	$1,562		$4,717
Marketable debt securities
Corporate bonds	338	27		365
U.S. Government issued debt securities (Agency and Treasury)	853	59	$(1)	911
State and municipal	38	1		39
Other	29	1		30
Total marketable debt securities	1,258	88	(1)	1,345
Cash equivalents and other	60			60
Total	$4,473	$1,650	$(1)	$6,122

	As of December 31, 2010
Security Types	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable equity securities	$3,075	$1,288		$4,363
Marketable debt securities
Corporate bonds	333	19	$(2)	350
U.S. Government issued debt securities (Agency and Treasury)	861	53	(3)	911
State and municipal	37	1		38
Other	35	1		36
Total marketable debt securities	1,266	74	(5)	1,335
Cash equivalents and other	44			44
Total	$4,385	$1,362	$(5)	$5,742

Information related to the fair value of debt securities at June 30, 2011 follows (dollars in thousands):

	Fair value of debt securities at contractual maturity dates
	Less than 1 year	1 to 5 years	5 to 10 years	After 10 years	Total
Debt Securities	$43	$334	$302	$666	$1,345

At June 30, 2011, the fair value of debt securities in an unrealized loss position was $0.1 million.  At December 31, 2010, the fair value of debt securities in an unrealized loss position was $0.2 million.

NOTE 8 – RESTRICTED CASH
At June 30, 2011, we had $13.4 million invested in a restricted cash account comprised of unreimbursed VEDA bond financing proceeds.  The investments in this account consist primarily of commercial paper.

The bond proceeds are held in trust and we access these bond proceeds as reimbursement for capital expenditures made under certain production, transmission, distribution and general facility projects financed by the bond issue.

We recorded $2.1 million of the restricted cash as a current asset on the Condensed Consolidated Balance Sheet, which represents expenses paid that are expected to be reimbursed at the next requisition date.  To date we have received reimbursements of $16.6 million.  We expect to receive reimbursements of the remaining proceeds held in trust by early 2012.

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

Alternative Regulation: On September 30, 2008, the PSB issued an order approving our alternative regulation plan.  The plan became effective on November 1, 2008.  It was scheduled to expire on December 31, 2011.  The plan allows for quarterly PCAM adjustments to reflect changes in power supply and transmission-by-others costs and annual base rate adjustments to reflect changes in operating costs; and an annual ESAM adjustment to reflect changes, within predetermined limits, from the allowed earnings level.  Under the plan, the allowed return on equity is adjusted annually to reflect one-half of the change in the average yield on the 10-year Treasury note as measured over the last 20 trading days prior to October 15 of each year.  The ESAM provides for the return on equity of the regulated portion of our business to fall between 75 basis points above or below the allowed return on equity before any adjustment is made.  If the actual return on equity of the regulated portion of our business exceeds 75 basis points above the allowed return, the excess amount is returned to customers in a future period.  If the actual return on equity of our regulated business falls between 75 and 125 basis points below the allowed return on equity, the shortfall is shared equally between shareholders and customers.  Any earnings shortfall in excess of 125 basis points below the allowed return on equity is fully recovered from customers.  As such, the minimum return for our regulated business is 100 basis points below the allowed return.  These adjustments are made at the end of each fiscal year.

The ESAM also provides for an exogenous effects provision.  Under this provision, we are allowed to defer the unexpected impact if in excess of $0.6 million, of changes in GAAP, tax laws, FERC or ISO-NE rules and major unplanned operation, maintenance costs, such as those due to major storms and other factors including loss of load not due to variations in heating and cooling temperatures.

By order dated March 3, 2011, the PSB approved amendments to the alternative regulation plan that: 1) extend its duration until December 31, 2013; 2) alter the methodology for implementing the non-power cost cap contained in the plan; 3) reset our allowed ROE to 9.45 percent; and 4) remove provisions no longer applicable to the provision of our services.

Using the methodology specified in our alternative regulation plan, our 2010 return on equity from the regulated portion of our business was 8.95 percent. We filed this calculation with the PSB in April 2011. No ESAM adjustment was required since this return was within 75 basis points of our 2010 allowed return on equity of 9.59 percent.  On May 20, 2011 the DPS notified the PSB that they agreed with our conclusion that no 2010 ESAM adjustment was required.  On May 26, 2011 the PSB accepted our 2010 ESAM calculation.

The PCAM adjustment for the second quarter of 2011 was an over-collection of $0.8 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending December 31, 2011. We filed a PCAM report with the PSB identifying this over-collection.  The PSB has not yet acted on this filing.

The PCAM adjustment for the first quarter of 2011 was an over-collection of $1 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending September 30, 2011. We filed a PCAM report with the PSB identifying this over-collection.  The DPS recommended the PCAM report be approved as filed and the PSB accepted the DPS recommendation and approved the filing.

CVPS SmartPower(R) On October 27, 2009, the DOE announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer service enhancements and grid automation.  As a participant on Vermont’s smart grid stimulus application, we expect to receive a grant of over $31 million.

On April 15, 2010, we signed an agreement with the DOE for our portion of the Smart Grid stimulus grant and project and the agreement became effective April 19, 2010.  The agreement includes provisions for funding and other requirements.   We are eligible to receive reimbursement of 50 percent of our total project costs incurred since August 6, 2009, up to $31 million.  From the inception of the project through June 30, 2011, we have incurred $6.7 million of costs, of which $3.4 million were operating expenses and $3.3 million were capital expenditures.  We have submitted requests for reimbursement of $3.1 million and have received $2.5 million to date.

Regulatory Accounting Under FASB’s guidance for regulated operations, we account for certain transactions in accordance with permitted regulatory treatment whereby regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered through future revenues.  In the event that we no longer meet the criteria under accounting for regulated operations and there is not a rate mechanism to recover these costs, we would be required to write off $11.7 million of regulatory assets (total regulatory assets of $38.8 million less pension and postretirement medical costs of $27.1 million), $0.5 million of other deferred charges - regulatory and $4.9 million of other deferred credits - regulatory.  This would result in a total charge to operations of $7.3 million on a pre-tax basis as of June 30, 2011.  We would be required to record pre-tax pension and postretirement costs of $26.8 million to Accumulated Other Comprehensive Loss and $0.3 million to Retained Earnings as reductions to stockholders’ equity.  We would also be required to determine any potential impairment to the carrying costs of deregulated plant.  Regulatory assets, certain other deferred charges and other deferred credits are shown in the table below (dollars in thousands).

	June 30, 2011	December 31, 2010
Regulatory assets
Pension and postretirement medical costs	$27,146	$27,959
Nuclear plant dismantling costs	6,114	6,821
Nuclear refueling outage costs - Millstone Unit #3	162	486
Income taxes	4,601	4,480
Asset retirement obligations and other	765	730
Total Regulatory assets	38,788	40,476
Less: Current portion	2,108	1,924
Total Regulatory assets less current portion	$36,680	$38,552

Other deferred charges - regulatory
ESAM deferred costs	$0	$4,157
Environmental	452	0
Other	5	181
Total Other deferred charges - regulatory	457	4,338
Less: Current portion	0	2,078
Total Other deferred charges - regulatory less current portion	$457	$2,260

Other deferred credits - regulatory
Asset retirement obligation - Millstone Unit #3	$3,311	$3,009
Vermont Yankee settlements	37	0
Unrealized gains on power-related derivatives	59	0
CVPS SmartPower(R) grant reimbursements	701	1,180
Other	755	805
Total Other deferred credits - regulatory	4,863	4,994
Less: Current Portion	1,008	1,108
Total Other deferred credits - regulatory less current portion	$3,855	$3,886

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

On occasion, we will forecast a temporary power supply shortage such as when Vermont Yankee becomes unavailable.  We typically enter into short-term forward power purchase contracts to cover a portion of these expected power supply shortages, which helps to reduce price volatility in our net power costs.  In July 2011, we entered into a contract for the 2011 Vermont Yankee refueling outage.  Our power supply forecast shows that in March 2012, when our long-term contract with Vermont Yankee expires, our load requirements will begin to exceed the level of energy we currently purchase and produce.  In July 2011, we entered into a contract for the Vermont Yankee refueling outage that is scheduled to begin in October 2011.  We also entered into two contracts that will fill power supply shortages expected between April and December 2012.

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

Outstanding power-related derivative contracts at June 30 are as follows:

	MWh (000s)
	2011	2010
Commodity
Forward Energy Contracts	0	293.6
Financial Transmission Rights	1,051.9	1,043.9
Hydro-Quebec Sellback #3	0	136.9

We recognized the following amounts in the Condensed Consolidated Statements of Income in connection with derivative financial instruments (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net realized gains (losses) reported in operating revenues	$0	$1,028	$0	$2,700
Net realized gains (losses) reported in purchased power	(3)	(559)	(10)	(581)
Net realized gains (losses) reported in earnings	$(3)	$469	$(10)	$2,119

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

Certain of our power-related derivative instruments contain provisions for performance assurance that may include the posting of collateral in the form of cash or letters of credit, or other credit enhancements.  Our counterparties will typically establish collateral thresholds that represent credit limits, and these credit limits vary depending on our credit rating.  If our current credit rating were to decline, certain counterparties could request immediate payment and full, overnight ongoing collateralization on derivative instruments in net liability positions.  We had no derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2011 or December 31, 2010.  For information concerning performance assurance, see Note 13 - Commitments and Contingencies - Performance Assurance.

NOTE 11 – LONG-TERM DEBT AND NOTES PAYABLE
Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated November 3, 2008 that expires on November 2, 2011.  The Credit Agreement contains financial and non-financial covenants.  Our obligation under the Credit Agreement is guaranteed by our wholly owned, unregulated subsidiaries, C.V. Realty and CRC.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  At June 30, 2011, $4.5 million in letters of credit were outstanding under this credit facility.  We had periodic borrowings under this facility during the first six months of 2011, but there were no loans outstanding at June 30, 2011. At December 31, 2010, $13.7 million in loans and $5.5 million in letters of credit were outstanding under this credit facility.  In 2011 we intend to renew or replace this facility.

Long-term Debt:  On June 15, 2011, we issued $40 million of First Mortgage 5.89 percent Bonds, Series WW and $20 million of this amount was used to redeem the Series SS Bonds.  The Series WW bonds were issued to one purchaser, in a private placement transaction, under a shelf facility that was put in place on February 4, 2011.  The Series WW bond issuance was planned when we entered into a commitment with the purchaser on July 15, 2010 to issue $40 million of first mortgage bonds at 5.89 percent on June 15, 2011 in a private placement transaction.  The remaining proceeds are being used to help finance our capital expenditures and for other corporate purposes.  The shelf facility allows us to issue up to an additional $60 million of first mortgage bonds directly to the purchaser through December 31, 2012.  Neither party has any obligation to issue or purchase the additional $60 million first mortgage bonds available under the shelf facility.

NOTE 12 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The fair value of Pension Plan trust assets was $110.6 million at June 30, 2011 and $107.4 million at December 31, 2010. The unfunded accrued pension benefit obligation recorded on the Condensed Consolidated Balance Sheets was $18.7 million at June 30, 2011 and $21.1 million at December 31, 2010.

The fair value of Postretirement Plan trust assets was $20.4 million at June 30, 2011 and $18.4 million at December 31, 2010.  The unfunded accrued postretirement benefit obligation recorded on the Condensed Consolidated Balance Sheets was $5.8 million at June 30, 2011, and $6.8 million at December 31, 2010.

Components of net periodic benefit costs follow (dollars in thousands):

Pension Benefits	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Service cost	$1,142	$1,026	$2,284	$2,052
Interest cost	1,851	1,754	3,702	3,508
Expected return on plan assets	(2,120)	(2,063)	(4,240)	(4,126)
Amortization of prior service cost	104	107	208	214
Amortization of net actuarial loss	60	0	120	0
Net periodic benefit cost	1,037	824	2,074	1,648
Less amounts capitalized	230	229	442	318
Net benefit costs expensed	$807	$595	$1,632	$1,330

Postretirement Benefits	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Service cost	$198	$228	$396	$456
Interest cost	330	395	660	790
Expected return on plan assets	(357)	(301)	(714)	(602)
Amortization of transition obligation	64	64	128	128
Amortization of prior service cost	70	70	140	140
Amortization of net actuarial loss	51	242	102	484
Net periodic benefit cost	356	698	712	1,396
Less amounts capitalized	79	193	152	269
Net benefit costs expensed	$277	$505	$560	$1,127

Investment Strategy Our pension investment policy seeks to achieve sufficient growth to enable the Pension Plan to meet our future benefit obligations to participants, maintain certain funded ratios and minimize near-term cost volatility.  Current guidelines specify generally that 54 percent of plan assets be invested in equity securities and 46 percent of plan assets be invested in debt securities.  In the third quarter, we will revise our investment policy to reflect 45 percent equity securities, 45 percent debt securities, and 10 percent alternative investments.  This new asset allocation is expected to reduce the risk of loss in the overall pension portfolio.  The debt securities are primarily comprised of long-duration bonds to match changes in plan liabilities.

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

Trust Fund Contributions:  In April 2011, we contributed $4.1 million to the pension trust fund and in June 2011 we contributed $1.4 million to the postretirement medical fund.  In July 2010, we contributed $2.7 million to the pension trust fund and $3.3 million to the postretirement medical trust fund.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
Long-Term Power Purchases Vermont Yankee: We are purchasing our entitlement share of Vermont Yankee plant output through the VY PPA between Entergy-Vermont Yankee and VYNPC.  We have one secondary purchaser that receives less than 0.5 percent of our entitlement.  See Note 4 – Investments in Affiliates for additional information on the VY PPA.

Entergy-Vermont Yankee has no obligation to supply energy to VYNPC over its entitlement share of plant output, so we receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating.  We purchase replacement energy as needed when the Vermont Yankee plant is not operating or is operating at reduced levels.  We typically acquire most of this replacement energy through forward purchase contracts and account for those contracts as derivatives.  Our total VYNPC purchases were $17.1 million for the second quarter and $34.2 million for the six months ended June 30, 2011 and $10.2 million for the second quarter and $26.4 million for the six months ended June 30, 2010.

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

Under Vermont law, in addition to a favorable Vermont legislative vote, the PSB must issue a Certificate of Public Good in order for the plant to continue to operate after March 21, 2012.  On February 24, 2010, in a non-binding vote, the Vermont Senate voted against allowing the PSB to consider granting the Vermont Yankee plant another 20-year operating license.  On November 2, 2010 Vermont elected a new governor who continues to strongly advocate for the closure of the Vermont Yankee plant when its current license expires.

After the November election, Entergy announced it had begun pursuing a possible sale of the plant, apparently concluding that the plant had a better chance at remaining part of Vermont’s power supply under new ownership.  We vigorously engaged in contract talks with Entergy-Vermont Yankee for the specific purpose of increasing the chances the plant would continue to operate beyond 2012.  On March 29, 2011, Entergy announced its sale process had concluded unsuccessfully.  Consequently, the potential for state legislative and regulatory approval of continued plant operations is now, in our view, extremely low.  However, as discussed more fully below, Entergy-Vermont Yankee is seeking to operate the plant beyond March 21, 2012 without such approvals.

On March 10, 2011, the NRC voted 4-0 to approve the 20-year license extension through March 21, 2032 requested by Entergy-Vermont Yankee.  This approval removes the last federal-level regulatory requirement for relicensing of the Vermont Yankee station.

Entergy-Vermont Yankee, previously attempting to overcome legislative concerns, challenged the state’s authority as it relates to relicensing.  In a federal lawsuit filed on April 18, 2011, Entergy-Vermont Yankee contended that the state was improperly attempting to interfere with its relicensing.  In the complaint filed in U.S. District Court for the District of Vermont, Entergy-Vermont Yankee is seeking a judgment to prevent the state of Vermont from forcing the Vermont Yankee nuclear power plant to cease operation on March 21, 2012.  The complaint seeks both declaratory and injunctive relief, and contends that Vermont’s attempts to close the plant are preempted by the Atomic Energy Act, the Federal Power Act and the Commerce Clause of the U.S. Constitution.  The state of Vermont has vigorously defended its position.

On June 27, 2011, ISO-NE announced that studies have shown Vermont Yankee is “needed to support the grid’s ability to reliably meet demand in Vermont, southern New Hampshire and portions of Massachusetts, as well as reliability for the entire region’s power system.”

On July 18, 2011, the federal district court denied Entergy-Vermont Yankee’s motion for a preliminary injunction to enjoin the state from enforcing Vermont statutes that would require Vermont Yankee to cease operations after March 21, 2012.  In denying the motion, the court expressly declined to issue a holding regarding Entergy’s likelihood of success on the merits but noted that Entergy raised serious questions regarding its Atomic Energy Act preemption claim, which warrant further briefing and a “full-dress” trial on the merits.  The court scheduled a trial on the merits for September 12, 2011.  The court also took judicial notice that on June 28, 2011, Standard & Poor’s affirmed Entergy Corporation’s corporate credit and issue ratings but revised its credit outlook from “stable” to “negative.”

On July 25, 2011, Entergy announced that its board of directors approved the refueling scheduled for October 2011, despite uncertainty about whether the Vermont Yankee plant will continue operations after March 21, 2012.  We have purchased replacement power for this expected outage as discussed below in Future Power Agreements.

We are evaluating the potential impact of the litigation on our financial statements and on our customers.  The outcome of this matter is uncertain at this time.

Hydro-Québec: We are purchasing power from Hydro-Québec under the VJO power contract.  The VJO power contract has been in place since 1987 and purchases began in 1990.  Related contracts were subsequently negotiated between us and Hydro-Québec, altering the terms and conditions contained in the original contract by reducing the overall power requirements and related costs.  The VJO power contract runs through 2020, but our purchases under the contract end in 2016.  The average level of deliveries under the current contract decreases by approximately 19 percent after 2012, and by approximately 84 percent after 2015.  Our total purchases under the VJO Power contract were $14.7 million for the first quarter and $31.2 million for the six months ended June 30, 2011 and $15.1 million for the first quarter and $31.7 million for the six months ended June 30, 2010

The annual load factor is 75 percent for the remainder of the VJO power contract, unless the contract is changed or there is a reduction due to the adverse hydraulic conditions described below.

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

A second sellback contract provided benefits to us that ended in 1996 in exchange for two options to Hydro-Québec.  The first option was never exercised and expired December 31, 2010.  The second gives Hydro-Québec the right, upon one year’s written notice, to curtail energy deliveries in a contract year (12 months beginning November 1) from an annual capacity factor of 75 to 50 percent due to adverse hydraulic conditions as measured at certain metering stations on unregulated rivers in Québec. This second option can be exercised five times through October 2015 but due to the notice provision there is a maximum remaining application of three times available.  To date, Hydro-Québec has not exercised this option. We have determined that this second option is not a derivative because it is contingent upon a physical variable.

There are specific contractual provisions providing that in the event any VJO member fails to meet its obligation under the contract with Hydro-Québec, the remaining VJO participants will “step-up” to the defaulting party’s share on a pro-rata basis.  As of June 30, 2011, our obligation is about 47 percent of the total VJO power contract through 2016, and represents approximately $254.5 million, on a nominal basis.

In accordance with FASB’s guidance for guarantees, we are required to disclose the “maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  Such disclosure is required even if the likelihood is remote.  With regard to the “step-up” provision in the VJO power contract, we must assume that all members of the VJO simultaneously default in order to estimate the “maximum potential” amount of future payments.  We believe this is a highly unlikely scenario given that the majority of VJO members are regulated utilities with regulated cost recovery.  Each VJO participant has received regulatory approval to recover the cost of this purchased power contract in its most recent rate applications.  Despite the remote chance that such an event could occur, we estimate that our undiscounted purchase obligation would be an additional $299.1 million for the remainder of the contract, assuming that all members of the VJO defaulted by July 1, 2011 and remained in default for the duration of the contract.  In such a scenario, we would then own the power and could seek to recover our costs from the defaulting members or our retail customers, or resell the power in the wholesale power markets in New England.  The range of outcomes (full cost recovery, potential loss or potential profit) would be highly dependent on Vermont regulation and wholesale market prices at the time.

Independent Power Producers:  We receive power from several IPPs.  These plants use water or biomass as fuel.  Most of the power comes through a state-appointed purchasing agent that allocates power to all Vermont utilities under PSB rules.  Our total purchases from IPPs were $6.9 million for the second quarter and $13.2 million for the first six months of 2011 and $5.8 million for the second quarter and $12.2 million for the first six months of 2010.

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

On April 25, 2011 the U.S. Court of Appeals for the Federal Circuit issued a decision affirming the spent fuel damages award for damages incurred through June 30, 2006 in connection with DOE’s failure to begin accepting spent fuel for disposal.  The government had the option to seek rehearing of the Federal Circuit decision and to seek review by the U.S. Supreme Court.   The time period for seeking rehearing was 45 days.

On June 30, 2011, DNC informed us that the DOE decided not to seek rehearing and instead wishes to pay the awarded damages.  A formal request to the DOE for payment has been made.  Payment is anticipated by the end of the third quarter.  Our share is approximately $0.2 million and will be credited to our retail customers.

We continue to pay our share of the DOE Spent Fuel assessment expenses levied on actual generation.

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

Other Future Power Agreements:  On July 27, 2011, in cooperation with an energy management firm, we conducted a highly structured Internet auction that involved a dozen pre-screened north-eastern generators and energy marketers.  When the bidding closed, we signed three contracts with an average price of approximately $47.50 per megawatt-hour, or 4.75 cents per kilowatt-hour.

Two of the contracts will fill the 2012 gap in our portfolio created by the end of our existing contract with Vermont Yankee.  One will supply energy 24 hours per day from April 1, 2012 through the end of the year, while the other will provide both peak and off-peak power during specific periods when we had remaining supply gaps next year. The third contract will fill our energy needs during the planned Vermont Yankee refueling outage in October 2011.

The contracts will provide about 570,000 megawatt-hours of energy or about 20 percent of our power supply during the life of the contracts, for $27 million.

The contracts are for so-called “system power,” meaning they are not conditioned on the operation of individual power generation sources.

Performance Assurance We are subject to performance assurance requirements through ISO-NE under the Financial Assurance Policy for NEPOOL members.  At our current investment-grade credit rating, we have a credit limit of $3.4 million with ISO-NE.  We are required to post collateral for all net power and transmission transactions in excess of this credit limit.  Additionally, we are currently selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

At June 30, 2011, we had posted $4.8 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $4.5 million of which was represented by a letter of credit and $0.3 million of which was represented by cash and cash equivalents. At December 31, 2010, we had posted $6.6 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $5.5 million of which was represented by a letter of credit and $1.1 million of which was represented by cash and cash equivalents.

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

The total reserve for environmental matters was $0.8 million as of June 30, 2011 and December 31, 2010.  The reserve for environmental matters is included as current and long-term liabilities on the Condensed Consolidated Balance Sheets and represents our best estimate of the cost to remedy issues at these sites based on available information as of the end of the applicable reporting periods.  Below is a brief discussion of the significant sites for which we have recorded reserves.

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal.  Later, we sited various operations there.  Due to the existence of coal tar deposits, PCB contamination and the potential for off-site migration, we conducted studies in the late 1980s and early 1990s to quantify the nature and extent of contamination and potential costs to remediate the site.  Investigation at the site continued, including work with the State of Vermont to develop a mutually acceptable solution.  In June 2010, both the VANR and the EPA approved separate remediation work plans for the manufactured gas plant and PCB waste at the site.  Remedial work started in August 2010 and concluded in early December 2010.  It was necessary to increase the reserve by $0.3 million in the first quarter of 2011.  In February 2011, we submitted a Construction Completion Report for the project to the EPA and VANR for review.  The report documented remedial construction and confirmatory sampling activities.  Some additional sitework including final grading and vegetation planting is ongoing.  As of June 30, 2011, our estimate of the remaining obligation is less than $0.1 million.

Brattleboro Manufactured Gas Facility: In the 1940s, we owned and operated a manufactured gas facility in Brattleboro, Vermont.  We ordered a site assessment in 1999 at the request of the State of New Hampshire.  In 2001, New Hampshire indicated that no further action was required, although it reserved the right to require further investigation or remedial measures.  In 2002, the VANR notified us that our corrective action plan for the site was approved.  As of June 30, 2011, our estimate of the remaining obligation is $0.5 million.

The Windham Regional Commission and the Town of Brattleboro are currently pursuing the redevelopment of the gas plant site and waterfront area into vehicle parking with green space. This concept calls for the removal of the remnant gas plant building plus covering and otherwise avoiding contaminated areas instead of removing contaminated soil and debris.

In 2010, we discussed the proposed redevelopment with consultants for the Town of Brattleboro and the Windham Regional Commission. We have expressed our willingness to enter into a formal remediation agreement with the Town of Brattleboro governing the redevelopment to assure continued acknowledgement of site contamination. We received a non-binding letter from the Town of Brattleboro summarizing its preferred remedial plan.

We met with the Town of Brattleboro in June 2011 and learned they expect to complete the gas plant site and waterfront project in 2011.  We expect to enter into an agreement to participate in the project.  Subsequently, we will reassess the reserve and need, if any, for a revised probabilistic cost estimate for site remediation.

Dover, New Hampshire, Manufactured Gas Facility: In 1999, PSNH contacted us about this site.  PSNH alleged that we were partially liable for cleanup, since the site was previously operated by Twin State Gas and Electric, which merged into CVPS on the same day that PSNH bought the facility.  In 2002, we reached a settlement with PSNH in which certain liabilities we might have had were assigned to PSNH in return for a cash settlement we paid based on completion of PSNH’s cleanup effort.  As of June 30, 2011, our estimate of the remaining obligation is less than $0.1 million.

Middlebury Lower Substation: By letter dated February 5, 2010, the VANR Sites Management Section informed us they require additional investigation of the soil contamination at the Middlebury Lower Substation.  This was a result of voluntarily submitted information from internal soil sampling that we completed in the fall of 2009.  The soil sampling showed elevated levels of TPH that required remediation.  Most of the soil removal has already occurred and the remaining contaminated material is being removed in conjunction with completion of the substation reconstruction.  As of June 30, 2011, our estimate of the remaining obligation is less than $0.1 million.

Salisbury Substation: We completed internal testing and found PCBs and TPH, in addition to small quantities of pesticides in the soil and concrete at this site.  The substation is located adjacent to the Salisbury hydroelectric power station.  It is scheduled to be retired and replaced during 2011.  Final results indicated that PCB, TPH and pesticide concentrations exceed state and federal regulatory limits at portions at the site.  We submitted a letter to the VANR Sites Management Section proposing that PCB remediation efforts would be sufficient mitigation for TPH and pesticide contamination, and proposed to collect soil samples for confirmatory testing of these compounds.  Remediation is expected to begin during the third or fourth quarter of 2011.  As of June 30, 2011, our estimate of the remaining obligation is $0.2 million.

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

Leases and support agreements Operating Leases: We have two master lease agreements for vehicles and related equipment.  On October 30, 2009, we signed a vehicle lease agreement to finance many of the vehicles covered by a former agreement.  Our guarantee obligation under this lease will not exceed 8 percent of the acquisition cost. The maximum amount of future payments under this guarantee at June 30, 2011 is approximately $0.4 million. The total future minimum lease payments required for all lease schedules under this agreement at June 30, 2011 is $3 million.  As of June 30, 2011 there is no credit line in place for additions under this agreement. The total acquisition cost of all lease additions under this agreement at June 30, 2011 was $5.3 million.

On October 24, 2008, we entered into an operating lease for new vehicles and other related equipment.  Our guarantee obligation under this lease is limited to 5 percent of the acquisition cost.  The maximum amount of future payments under this guarantee is approximately $0.1 million.  The total future minimum lease payments required for all lease schedules under this agreement at June 30, 2011 is $1.9 million. As of June 30, 2011 there is no credit line in place for additions under this agreement.  The total acquisition cost of all lease additions under this agreement at June 30, 2011 was $2.9 million.

Merger Agreement with Gaz Métro The Merger Agreement contains certain termination rights for both CVPS and Gaz Métro and further provides that upon termination of the merger agreement under specified circumstances, CVPS may be required to pay Gaz Métro a termination fee of $17.5 million and reimburse Gaz Métro for up to $2 million of its reasonable out-of-pocket transaction expenses.

Legal Proceedings We are involved in legal and administrative proceedings, including civil litigation, in the normal course of business as well as a number of lawsuits relating to our pending merger agreement with Gaz Metro that are described in Note 1 – Business Organization, Litigation Related to Merger Agreement.  We are unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs or legal liabilities that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, we do not believe that it is probable that any such legal liability will have a material impact on our consolidated financial position.  It is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on our results of operations, financial condition or cash flows.

NOTE 14 – PENDING ACQUISITIONS
Vermont Marble Power Division:  On April 30, 2010, we signed a purchase and sale agreement with Omya to purchase certain generating, transmission and distribution assets of Vermont Marble located in the State of Vermont.  Under this agreement, we would pay approximately $33.2 million for the transmission and distribution assets and generating assets comprised of four hydroelectric generating stations.  The agreement contains usual and customary purchase and sale terms and conditions and is contingent upon federal and state regulatory approvals.

With Omya, we filed a joint petition with the PSB on August 2, 2010, requesting that they consent to the proposed sale by Omya and purchase by us of assets used in the public service business of Vermont Marble and approve certain related matters.

An application for approval of the proposed transaction was filed with FERC on August 31, 2010.  We received approval, subject to certain conditions, on October 28, 2010.

On February 25, 2011, we filed an MOU between us, the DPS, the Town of Proctor and Omya, with the PSB that resolves all the outstanding issues between the parties concerning our acquisition of Vermont Marble. As part of the settlement, we will pay $28.3 million for the generating assets and approximately $1 million for the transmission and distribution assets. We will be allowed recovery from customers of $27 million for the generating assets and the $1 million for the transmission and distribution assets.  The MOU also requires the creation of a so-called value sharing pool that provides for certain excess value we receive, if any, to be shared among our customers, Omya and our shareholders if energy market prices and hydro facility improvements create more value than anticipated for a period of 15 years following the closing date.   This will provide us with an opportunity to recover the $1.3 million not otherwise recovered in rates.

The agreement also includes a five-year, six-step phase-in of residential rate changes for existing Vermont Marble customers, which will be funded by Omya up to an amount estimated to be approximately $1.1 million.

On March 4, 2011, we signed an amended and restated purchase and sale agreement with Omya to incorporate the terms of the MOU filed on February 25, 2011.  The PSB held a hearing on the matter on April 11, 2011 and on June 10, 2011 the PSB issued an order approving the purchase and sale agreement, and issued a Certificate of Consent.

The purchase price is subject to adjustments for estimated amounts.  Included in the sale are rights to serve approximately 875 customers, including the Omya industrial facility, which will become our single-largest customer representing approximately 6 percent of annual retail sales.

In the first six months of 2011, we incurred $0.1 million of acquisition-related costs that were recorded to Other operation on the Condensed Consolidated Statements of Income.  We expect to close this transaction during the third quarter of 2011.

We expect to report the operations for this acquisition within the results of our CV-VT segment from the acquisition date.  Additional annual retail revenues are estimated to be $17 million and we plan to invest an estimated $20 million between 2012 and 2015 to upgrade the Vermont Marble facilities.

Readsboro Electric Department:  On October 27, 2010, we signed a purchase and sale agreement with Readsboro.  The $0.4 million purchase price includes all of the assets of Readsboro including about 14 miles of distribution line and associated equipment, and the exclusive franchise Readsboro holds to serve its 310 customers.  On February 24, 2011 we, along with the DPS and Readsboro, filed a stipulation with the PSB that resolves the issues outstanding in our acquisition of Readsboro.  On July 8, 2011, the PSB issued an order approving the purchase and sale agreement, and issued a Certificate of Consent.  The PSB order does not allow us to recover the acquisition premium of $0.1 million, which is the amount above the net book value.  On August 1, 2011, we closed on the transaction.

NOTE 15- SEGMENT REPORTING
Inter-segment revenues were a nominal amount in all periods presented.  The following table provides segment financial data for the three and six months ended June 30 (dollars in thousands):

	CV-VT	Unregulated Companies	Reclassification & Consolidating Entries	Consolidated
Three Months Ended
June 30, 2011
Revenues from external customers	$84,268	$427	$(427)	$84,268
Net income	$683	$53		$736
Total assets at June 30, 2011	$710,926	$2,870	$(217)	$713,579

June 30, 2010
Revenues from external customers	$79,937	$435	$(435)	$79,937
Net income	$1,386	$59		$1,445
Total assets at December 31, 2010	$707,973	$3,019	$(246)	$710,746

Six Months Ended
June 30, 2011
Revenues from external customers	$181,353	$850	$(850)	$181,353
Net income	$9,041	$120		$9,161
Total assets at June 30, 2011	$710,926	$2,870	$(217)	$713,579

June 30, 2010
Revenues from external customers	$170,944	$868	$(868)	$170,944
Net income	$5,535	$112		$5,647
Total assets at December 31, 2010	$707,973	$3,019	$(246)	$710,746

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

Forward-Looking Statements Statements contained in this report that are not historical fact are forward-looking statements within the meaning of the ‘safe-harbor’ provisions of the Private Securities Litigation Reform Act of 1995.  Whenever used in this report, the words “estimate,” “expect,” “believe,” or similar expressions are intended to identify such forward-looking statements.  Forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Actual results will depend upon, among other things:

▪	our ability to meet the requirements under the Merger Agreement with Gaz Métro;
▪	the actions of regulatory bodies with respect to our pending Merger with Gaz Métro, allowed rates of return, continued recovery of regulatory assets and alternative regulation;
▪	liquidity requirements;
▪	the performance and continued operation of the Vermont Yankee nuclear power plant;
▪	changes in the cost or availability of capital;
▪	our ability to replace or renegotiate our long-term power supply contracts;
▪	effects of and changes in local, national and worldwide economic conditions;
▪	effects of and changes in weather;
▪	volatility in wholesale power markets;
▪	our ability to maintain or improve our current credit ratings;
▪	the operations of ISO-NE;
▪	changes in financial or regulatory accounting principles or policies imposed by governing bodies;
▪	capital market conditions, including price risk due to marketable securities held as investments in trust for nuclear decommissioning, pension and postretirement medical plans;
▪	changes in the levels and timing of capital expenditures, including our discretionary future investments in Transco;
▪	the performance of other parties in joint projects, including other Vermont utilities, state entities and Transco;
▪	our ability to successfully manage a number of projects involving new and evolving technology;
▪	our ability to replace a mature workforce and retain qualified, skilled and experienced personnel; and
▪	other presently unknown or unforeseen factors.

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

EXECUTIVE SUMMARY
Our consolidated earnings for the second quarter of 2011 were $0.7 million, or 5 cents per diluted share of common stock, and $9.2 million, or 67 cents per diluted share for the first six months of 2011.  This compares to consolidated earnings for the second quarter of 2010 of $1.4 million, or 11 cents per diluted share of common stock, and $5.6 million, or 46 cents per diluted share for the first six months of 2010.  The primary drivers of the year-over-year earnings variances are described in Results of Operations below.

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

Pending merger-related costs: As of June 30, 2011, we incurred $3.1 million in merger-related costs, or 14 cents after tax per diluted share of common stock.

We discuss the pending Merger with Gaz Métro, our financial initiatives and the risks facing our business in more detail below.

PENDING MERGER
Pending Merger with Gaz Métro On July 11, 2011, CVPS, Gaz Métro Limited Partnership (“Gaz Métro”) and Danaus Vermont Corp., an indirect, wholly owned subsidiary of Gaz Métro (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, unanimously approved by the boards of directors of CVPS and Gaz Métro Inc., the general partner of Gaz Métro, Merger Sub will merge with and into CVPS (the “Merger”), with CVPS continuing as the surviving corporation and an indirect, wholly owned subsidiary of Gaz Métro.

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of CVPS common stock (other than shares which are held by any wholly owned subsidiary of the Company or in the treasury of the Company or which are held by Gaz Métro or Merger Sub, or any of their respective wholly owned subsidiaries, all of which shall cease to be outstanding and shall be canceled and none of which shall receive any payment with respect thereto, and dissenting shares) will automatically be converted into the right to receive in cash, without interest, $35.25 per share (the “Merger Consideration”), less any applicable withholding taxes.

Completion of the Merger is subject to various customary conditions.  They include, among others, approval by CVPS shareholders; expiration or termination of the applicable Hart-Scott-Rodino Act waiting period; receipt of all required regulatory approvals from, among others, FERC and the PSB; the absence of any governmental action challenging or seeking to prohibit the Merger; and the absence of any material adverse effect with respect to CVPS. Each party’s obligation to consummate the Merger is also subject to additional customary conditions including, subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations.

The Merger Agreement contains certain termination rights for both CVPS and Gaz Métro and further provides that upon termination of the merger agreement under specified circumstances, CVPS may be required to pay Gaz Métro a termination fee of $17.5 million and reimburse Gaz Métro for up to $2 million of its reasonable out-of-pocket transaction expenses.

Terminated Merger Agreement with Fortis On May 27, 2011, CVPS, FortisUS Inc., Cedar Acquisition Sub Inc., a direct wholly owned subsidiary of Fortis (“Merger Sub”) and Fortis Inc., the ultimate parent of Fortis (“Ultimate Parent”), entered into an Agreement and Plan of Merger (the “Fortis Merger Agreement”).

On July 11, 2011, prior to entering into the Merger Agreement with Gaz Métro, CVPS terminated the Fortis Merger Agreement.  In accordance with the Fortis Merger Agreement, on July 12, 2011, CVPS paid FortisUS Inc. $19.5 million (the “Fortis Termination Payment”), including the termination fee of $17.5 million and expenses of FortisUS Inc. of $2 million will be recorded to Other deductions on the condensed consolidated statement of income in the three month period ended September 30, 2011. The Merger Agreement with Gaz Métro requires Gaz Métro to reimburse CVPS for its payment of the Fortis Termination Payment immediately following the approval of the Merger Agreement by CVPS shareholders. It also provides that CVPS will be required to reimburse Gaz Métro for the full amount of the Fortis Termination Payment if the Merger Agreement is terminated under certain circumstances.

Litigation Related to Merger Agreement On or about June 2, 2011, a lawsuit captioned David Raul v. Lawrence Reilly, et al., Civil Division Docket No. 377-6-11-RDCV, was filed in the Superior Court of Vermont, Rutland Unit against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants FortisUS Inc. and one of its affiliates.  The Raul complaint, which purports to be brought on behalf of a class consisting of the public stockholders of CVPS, alleges that CVPS’s directors breached their fiduciary duties by entering into the Fortis Merger Agreement for a price that is alleged to be unfair, as the result of a process alleged to be unfair and inadequate, with material conflicts of interest and so as to benefit themselves, and including no-solicitation, matching rights and termination fee provisions alleged to be designed to ensure that no competing offers would emerge for CVPS.  The Raul complaint also includes a claim for aiding and abetting against CVPS and the Fortis entities.  The Raul complaint seeks, among other things, injunctive relief against the proposed transaction with Fortis as well as other equitable relief, damages and attorneys’ fees and costs.  On June 23, 2011, following the announcement of an offer received from Gaz Métro, David Raul filed an amended class action complaint repeating his earlier allegations and claims but also referring to this development and claiming that the CVPS Board should terminate the Fortis Merger Agreement and negotiate a new deal with Gaz Métro.

On or about June 17, 2011 and June 20, 2011, two additional complaints (Civil Division Docket Nos. 417-6-11-RDCV and 425-6-11-RDCV, respectively) were filed in the Superior Court of Vermont, Rutland Unit, containing claims and allegations similar to those in the original Raul complaint and seeking similar relief on behalf of the same putative class.  The parties have agreed to consolidate these three Superior Court lawsuits for all purposes into a single proceeding, and have filed a stipulated motion requesting such consolidation.

On July 13, 2011, a lawsuit captioned Howard Davis v. Central Vermont Public Service, et al., Case No. 5:11-CV-181 was filed in the United States District Court for the District of Vermont against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants Gaz Métro Limited Partnership and one of its affiliates.  The Davis complaint, which purports to be brought on behalf of a class consisting of the public stockholders of CVPS, alleges that CVPS’s directors breached their fiduciary duties by, among other things, allegedly failing to undertake an adequate sales process prior to the Fortis Merger Agreement, entering into the Merger Agreement with Gaz Métro at an unfair price and pursuant to an unfair process, engaging in self-dealing, and by including various “deal protection devices” in the Merger Agreement.  The Davis complaint also includes a claim for aiding and abetting against CVPS and the Gaz Métro entities.  The Davis complaint seeks injunctive relief and other equitable relief against the proposed transaction with Gaz Métro, as well as attorneys’ fees and costs.

On July 22, 2011, one of the plaintiffs in the state case filed an amended complaint in the Vermont Superior Court, Rutland Unit, which added Gaz Métro Limited Partnership and one of its affiliates as defendants in addition to the defendants named in the original complaint.  The amended complaint contains claims and allegations similar to those in the Davis complaint and seeks similar relief.

RETAIL RATES AND ALTERNATIVE REGULATION
Retail Rates Our retail rates are approved by the PSB after considering the recommendations of Vermont’s consumer advocate, the DPS.  Fair regulatory treatment is fundamental to maintaining our financial stability.  Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders, in order to attract capital.

Alternative Regulation: On September 30, 2008, the PSB issued an order approving our alternative regulation plan.  The plan became effective on November 1, 2008.  It was scheduled to expire on December 31, 2011.  The plan allows for quarterly PCAM adjustments to reflect changes in power supply and transmission-by-others costs and annual base rate adjustments to reflect changes in operating costs; and an annual ESAM adjustment to reflect changes, within predetermined limits, from the allowed earnings level.  Under the plan, the allowed return on equity is adjusted annually to reflect one-half of the change in the average yield on the 10-year Treasury note as measured over the last 20 trading days prior to October 15 of each year.  The ESAM provides for the return on equity of the regulated portion of our business to fall between 75 basis points above or below the allowed return on equity before any adjustment is made.  If the actual return on equity of the regulated portion of our business exceeds 75 basis points above the allowed return, the excess amount is returned to customers in a future period.  If the actual return on equity of our regulated business falls between 75 and 125 basis points below the allowed return on equity, the shortfall is shared equally between shareholders and customers.  Any earnings shortfall in excess of 125 basis points below the allowed return on equity is fully recovered from customers.  As such, the minimum return for our regulated business is 100 basis points below the allowed return.  These adjustments are made at the end of each fiscal year.

The ESAM also provides for an exogenous effects provision.  Under this provision, we are allowed to defer the unexpected impact if in excess of $0.6 million, of changes in GAAP, tax laws, FERC or ISO-NE rules and major unplanned operation, maintenance costs, such as those due to major storms and other factors including loss of load not due to variations in heating and cooling temperatures.

By order dated March 3, 2011, the PSB approved amendments to the alternative regulation plan that: 1) extend its duration until December 31, 2013; 2) alter the methodology for implementing the non-power cost cap contained in the plan; 3) reset our allowed ROE to 9.45 percent; and 4) remove provisions no longer applicable to the provision of our services.

Using the methodology specified in our alternative regulation plan, our 2010 return on equity from the regulated portion of our business was 8.95 percent. We filed this calculation with the PSB in April 2011. No ESAM adjustment was required since this return was within 75 basis points of our 2010 allowed return on equity of 9.59 percent.  On May 20, 2011 the DPS notified the PSB that they agreed with our conclusion that no 2010 ESAM adjustment was required.  On May 26, 2011 the PSB accepted our 2010 ESAM calculation.

The PCAM adjustment for the second quarter of 2011 was an over-collection of $0.8 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending December 31, 2011. We filed a PCAM report with the PSB identifying this over-collection.  The PSB has not yet acted on this filing.

The PCAM adjustment for the first quarter of 2011 was an over-collection of $1 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending September 30, 2011. We filed a PCAM report with the PSB identifying this over-collection.  The DPS recommended the PCAM report be approved as filed and the PSB accepted the DPS recommendation and approved the filing.

CVPS SmartPower(R) On October 27, 2009, the DOE announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer service enhancements and grid automation.  As a participant on Vermont’s smart grid stimulus application, we expect to receive a grant of over $31 million.

On April 15, 2010, we signed an agreement with the DOE for our portion of the Smart Grid stimulus grant and project and the agreement became effective April 19, 2010.  The agreement includes provisions for funding and other requirements.   We are eligible to receive reimbursement of 50 percent of our total project costs incurred since August 6, 2009, up to $31 million.  From the inception of the project through June 30, 2011, we have incurred $6.7 million of costs, of which $3.4 million were operating expenses and $3.3 million were capital expenditures.  We have submitted requests for reimbursement of $3.1 million and have received $2.5 million to date.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS
Cash Flows At June 30, 2011, we had cash and cash equivalents of $26.3 million compared to $2.6 million at June 30, 2010.

Our primary sources of cash in 2011 were from our electric utility operations, distributions received from affiliates, income tax refunds, reimbursements from restricted cash of debt-financed project costs, borrowings under our revolving credit facility, and net proceeds from the issuance of long-term debt.  Our primary uses of cash in 2011 included capital expenditures, common and preferred stock dividend payments, repayments of borrowings under our revolving credit facility and long-term debt, employee benefit plan funding, and working capital requirements.

Operating Activities: Operating activities provided $31.5 million in cash in 2011, compared to $27.3 million in 2010.  The increase of $4.2 million was primarily due to: a $4.8 million increase in net income tax refunds; a $1.8 million increase in distributions received from affiliates; a $1.1 million recovery of bad debt expense and a $12 million increase in working capital and other operating activities.  This was partially offset by a $7.4 million decrease related to employee benefit funding primarily due to the timing of $6 million of annual trust fund payments made in July 2010, a $5.4 million decrease in special deposits and restricted cash for power collateral, and a decrease of $2.7 million used for merger-related costs.

At June 30, 2011, our retail customers’ accounts receivable over 60 days totaled $2.9 million compared to $2.6 million at December 31, 2010, which was an increase of 10.7 percent.

Investing Activities: Investing activities used $8 million in 2011, compared to $12.3 million in 2010.  The decrease of $4.3 million is due to: $10.1 million of reimbursements of restricted cash related to capital projects, and a $0.4 million increase in reimbursements from the DOE relating to the CVPS SmartPower(R) project, partially offset by an increase of $6.2 million for construction and plant expenditures.  The majority of the construction and plant expenditures were for system reliability, performance improvements and customer service enhancements.

Financing Activities: Financing activities provided $0.2 million in 2011, compared to a use of $14.3 million in 2010.  The increase of $14.6 million is due to: a $40 million increase in long-term borrowings and a $7 million decrease in net credit facility repayments, partially offset by a $20 million increase in repayment of long-term debt, a $0.7 million increase in common stock dividends paid, and an $11.7 million decrease in net proceeds from the issuance of common stock.

Transco Based on current projections, Transco expects to need additional equity capital from 2012 through 2016, but its projections are subject to change based on a number of factors, including revised construction estimates, timing of project approvals from regulators, and desired changes in its equity-to-debt ratio.  While we have no obligation to make additional investments in Transco, which are subject to available capital and appropriate regulatory approvals, we continue to evaluate investment opportunities on a case-by-case basis.  We are currently considering additional investments of approximately $21 million in 2012, $0 in 2013, $23.3 million in 2014 and $18.7 million in 2015, but the timing and amounts depend on the factors discussed above and the amounts invested by other owners.

Any investments that we make in Transco are voluntary, and subject to available capital and appropriate regulatory approvals.  These capital investments in Transco and our core business provide value to customers and shareholders alike.  They provide shareholders with a return on investment while helping to maintain and improve reliability for our customers.

Pending Acquisitions Vermont Marble Power Division:  On April 30, 2010, we signed a purchase and sale agreement with Omya to purchase certain generating, transmission and distribution assets of Vermont Marble located in the State of Vermont.  Under this agreement, we would pay approximately $33.2 million for the transmission and distribution assets and generating assets comprised of four hydroelectric generating stations.  The agreement contains usual and customary purchase and sale terms and conditions and is contingent upon federal and state regulatory approvals.

With Omya, we filed a joint petition with the PSB on August 2, 2010, requesting that they consent to the proposed sale by Omya and purchase by us of assets used in the public service business of Vermont Marble and approve certain related matters.

An application for approval of the proposed transaction was filed with FERC on August 31, 2010.  We received approval, subject to certain conditions, on October 28, 2010.

On February 25, 2011, we filed an MOU between us, the DPS, the Town of Proctor and Omya, with the PSB that resolves all the outstanding issues between the parties concerning our acquisition of Vermont Marble. As part of the settlement, we will pay $28.3 million for the generating assets and approximately $1 million for the transmission and distribution assets. We will be allowed recovery from customers of $27 million for the generating assets and the $1 million for the transmission and distribution assets.  The MOU also requires the creation of a so-called value sharing pool that provides for certain excess value we receive, if any, to be shared among our customers, Omya and our shareholders if energy market prices and hydro facility improvements create more value than anticipated for a period of 15 years following the closing date.   This will provide us with an opportunity to recover the $1.3 million not otherwise recovered in rates.

The agreement also includes a five-year, six-step phase-in of residential rate changes for existing Vermont Marble customers, which will be funded by Omya up to an amount estimated to be approximately $1.1 million.

On March 4, 2011, we signed an amended and restated purchase and sale agreement with Omya to incorporate the terms of the MOU filed on February 25, 2011.  The PSB held a hearing on the matter on April 11, 2011 and on June 10, 2011 the PSB issued an order approving the purchase and sale agreement, and issued a Certificate of Consent.

The purchase price is subject to adjustments for estimated amounts.  Included in the sale are rights to serve approximately 875 customers, including the Omya industrial facility, which will become our single-largest customer representing approximately six percent of annual retail sales.

In the first six months of 2011, we incurred $0.1 million of acquisition-related costs that were recorded to Other operation on the Condensed Consolidated Statements of Income.  We expect to close this transaction during the third quarter of 2011.

We expect to report the operations for this acquisition within the results of our CV-VT segment from the acquisition date.  Additional annual retail revenues are estimated to be $17 million and we plan to invest an estimated $20 million between 2012 and 2015 to upgrade the Vermont Marble facilities.

Readsboro Electric Department:  On October 27, 2010, we signed a purchase and sale agreement with Readsboro.  The $0.4 million purchase price includes all of the assets of Readsboro including about 14 miles of distribution line and associated equipment, and the exclusive franchise Readsboro holds to serve its 310 customers.  On February 24, 2011 we, along with the DPS and Readsboro, filed a stipulation with the PSB that resolves the issues outstanding in our acquisition of Readsboro.  On July 8, 2011, the PSB issued an order approving the purchase and sale agreement, and issued a Certificate of Consent.  The PSB order does not allow us to recover the acquisition premium of $0.1 million, which is the amount above the net book value.  On August 1, 2011, we closed on the transaction.

Preferred Stock In accordance with the terms of the Merger Agreement, we plan to redeem all outstanding shares of our preferred stock prior to the closing of the Merger with Gaz Métro, pursuant to the terms of such preferred stock.

Dividends Our dividend level is reviewed by our Board of Directors on a quarterly basis.  It is our goal to ensure earnings are sufficient to maintain our current dividend level until we close the merger with Gaz Métro.  The Merger Agreement permits us to continue paying our regular quarterly dividend of 23 cents per common share after November 20, 2011, if so declared by the Board of Directors.

Cash Flow Risks Based on our current cash forecasts, we will require outside capital in addition to cash flow from operations and our unsecured revolving credit facilities to fund our business over the next few years.  Upheaval in the global capital markets could negatively impact our ability to obtain outside capital on reasonable terms.  If we were ever unable to obtain needed capital, we would re-evaluate and prioritize our planned capital expenditures and operating activities.  In addition, an extended unplanned Vermont Yankee plant outage or similar event could significantly impact our liquidity due to the potentially high cost of replacement power and performance assurance requirements arising from purchases through ISO-NE or third parties.  While this has been a significant concern in the past, the ever-shortening span of time before the contract’s end and changes in the regional power market have decreased any risk we may face.  The New England market has a significant surplus of available energy, due to the significant reductions in natural gas process, electrical energy is available at competitive rates.  An extended unplanned Vermont Yankee plant outage could involve cost recovery under the PCAM but in general would not be expected to materially impact our financial results, if the costs are recovered in retail rates in a timely fashion.

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

Financing Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated November 3, 2008 that expires on November 2, 2011.  The Credit Agreement contains financial and non-financial covenants.  Our obligations under the Credit Agreement are guaranteed by our wholly owned, unregulated subsidiaries, C.V. Realty and CRC.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  At June 30, 2011, $4.5 million in letters of credit were outstanding under this credit facility.  We had periodic borrowings under this facility during the first six months of 2011, but there were no loans outstanding at June 30, 2011. In 2011 we intend to renew or replace this facility.

We also have a three-year, $15 million unsecured revolving credit facility with a different lending institution pursuant to a Credit Agreement dated December 22, 2010 that expires in December 2013.  This facility replaced a 364-day, $15 million unsecured revolving credit facility that matured on December 29, 2010.  The purpose and obligation under this credit agreement are the same as described above.  At June 30, 2011, there were no loans or letters of credit outstanding under this credit facility.  We have not used this facility for borrowings or letters of credit during the first six months of June 2011.

First Mortgage Bonds:   On June 15, 2011, we issued $40 million of First Mortgage 5.89 percent Bonds, Series WW and $20 million of this amount was used to redeem the Series SS Bonds.  The Series WW bonds were issued to one purchaser, in a private placement transaction, under a shelf facility that was put in place on February 4, 2011.  The Series WW bond issuance was planned when we entered into a commitment with the purchaser on July 15, 2010 to issue $40 million of first mortgage bonds at 5.89 percent on June 15, 2011 in a private placement transaction, pending regulatory approvals.  The proceeds are being used to help finance our capital expenditures, debt retirements, utility acquisitions and other corporate purposes.  The shelf facility allows us to issue up to an additional $60 million of first mortgage bonds directly to the purchaser through December 31, 2012.  Neither party has any obligation to issue or purchase the additional $60 million first mortgage bonds available under the shelf facility.

Covenants:  Our long-term debt indentures, letters of credit, credit facilities and articles of association contain financial covenants.  The most restrictive financial covenants include maximum debt to total capitalization of 65 percent, and minimum mortgage bond interest coverage of 2.0 times.  At June 30, 2011, we were in compliance with all financial covenants related to our various debt agreements, articles of association, letters of credit, credit facilities and material agreements.

Capital Commitments Our business is capital-intensive because annual construction expenditures are required to maintain the distribution system.  As of June 30, 2011, capital expenditures were $18.2 million.

Capital expenditures for the years 2011 to 2015 are expected to range from $48 million to $60 million annually, including an estimated total of more than $60 million for CVPS SmartPower(R) over the five-year period.  A portion of this CVPS SmartPower(R) project total will be funded by the Smart Grid Stimulus Grant and this grant has reduced the 2011 to 2015 estimated spending range above.  Further discussion of the Smart Grid Stimulus Grant can be found above in Retail Rates and Alternative Regulation - CVPS SmartPower(R).

Contractual Obligations CVPS SmartPower(R): On April 14, 2011, we entered into a contract for approximately $28.8 million related to our CVPS SmartPower(R) program for the purchase of our advanced metering infrastructure.  We expect to make payments for certain milestones over a two-year period and will seek reimbursement from the DOE for approximately 50 percent of eligible project costs under the eEnergy Vermont SmartGrid Investment Grant.

On July 19, 2011, we entered into a contract for the communications infrastructure in support of our advanced metering project.  The overall contract is approximately $6.2 million for which we are jointly and severally liable with another party.  Our share of the contract cost is approximately $3.9 million.  The contract calls for a $1.9 million initial payment with remaining payments for certain milestones to be made over a two-year period.

Long-term Debt:  On June 15, 2011, we issued $40 million of First Mortgage 5.89 percent Bonds, Series WW and $20 million was used to redeem the Series SS Bonds.  See Financing above for additional information.

Merger Transaction Costs:   During the second quarter of 2011, we incurred merger-related costs of $3.1 million related to the merger agreements with Fortis and Gaz Métro.  We estimate additional costs of $2.8 million in the last six months of 2011 and $4.5 million during the first six months of 2012.

See Pending Merger above for additional information related to a $19.5 million payment we made to Fortis in July 2011, related to the terminated merger agreement fees and expenses.

For income tax purposes, we are currently deducting all merger transaction costs until such time as the merger is approved by the PSB.  At that time, the transaction costs that are facilitative in nature and therefore not deductible will be subject to income tax expense.

Other Future Power Agreements:  On July 27, 2011, in cooperation with an energy management firm, we conducted a highly structured Internet auction that involved a dozen pre-screened north-eastern generators and energy marketers.  When the bidding closed, we signed three contracts with an average price of approximately $47.50 per megawatt-hour, or 4.75 cents per kilowatt-hour.

The contracts will provide about 570,000 megawatt-hours of energy or about 20 percent of our power supply during the life of the contracts, for $27 million.  See Power Supply Matters below for additional information.

Future Liquidity Needs In order to meet our expected levels of capital expenditures and investments in affiliates; we expect to need outside capital over the next few years.

Performance Assurance We are subject to performance assurance requirements through ISO-NE under the Financial Assurance Policy for NEPOOL members.  At our current investment-grade credit rating, we have a credit limit of $3.4 million with ISO-NE.  We are required to post collateral for all net power and transmission transactions in excess of this credit limit.  Additionally, we are currently selling power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

At June 30, 2011, we had posted $4.8 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $4.5 million of which was represented by a letter of credit and $0.3 million of which was represented by cash and cash equivalents. At December 31, 2010, we had posted $6.6 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $5.5 million of which was represented by a letter of credit and $1.1 million of which was represented by cash and cash equivalents.

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

Off-balance-sheet arrangements We do not use off-balance-sheet financing arrangements, such as securitization of receivables, nor obtain access to assets through special purpose entities.  We have $11.1 million of unsecured letters of credit related to our CDA and VIDA revenue bonds and a $4.5 million letter of credit issued under our $40 million unsecured revolving credit facility.  We also have outstanding a $30 million issue of first mortgage bonds, Series VV as security for the $30 million VEDA bonds.  Until the third quarter of 2010, we leased most vehicles and related equipment under operating lease agreements.  These operating lease agreements are described in Note 13 - Commitments and Contingencies.

Commitments and Contingencies
Power Supply Matters: We have material power supply commitments for the purchase of power from VYNPC and Hydro-Québec.  These are described in Power Supply Matters below.

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

Environmental Matters: We are subject to extensive federal, state and local environmental regulations that monitor, among other things, emission allowances, pollution controls, maintenance and upgrading of facilities, site remediation, equipment upgrades and management of hazardous waste.  We believe that we are materially in compliance with all applicable environmental and safety laws and regulations; however, there can be no assurance that we will not incur significant costs and liabilities in the future.  See Note 13 – Commitments and Contingencies.

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

Legal Proceedings: We are involved in legal and administrative proceedings, including civil litigation, in the normal course of business as well as a number of lawsuits relating to our pending merger agreement with Gaz Metro that are described above in Pending Merger, Litigation Related to Merger Agreement.  We are unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs or legal liabilities that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, we do not believe that it is probable that any such legal liability will have a material impact on our consolidated financial position.  It is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on our results of operations, financial condition or cash flows.  Also, see “Item 1. Legal Proceedings”.

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

Regulatory Risk: Historically, electric utility rates in Vermont have been based on a utility’s costs of service.  Accordingly, we are entitled to charge rates that are sufficient to allow us an opportunity to recover reasonable operation and capital costs and a reasonable return on investment to attract needed capital and maintain our financial integrity, while also protecting relevant public interests.  We are subject to certain accounting standards that allow regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs and revenues that are expected to be realized in future rates.  There is no assurance that the PSB will approve the recovery of all costs incurred for the operation, maintenance, and construction of our regulated assets, as well as a return on investment.  Adverse regulatory changes could have a significant impact on future results of operations and financial condition.  See Critical Accounting Policies and Estimates below.

The State of Vermont has passed several laws since 2005 that impact our regulated business and will continue to impact it in the future.  Some changes include requirements for renewable energy supplies and opportunities for alternative regulation plans.  See Recent Energy Policy Initiatives, below.

Power Supply Risk: Our contract for power purchases from VYNPC ends in March 2012, but there is a risk that the plant could be shut down earlier than expected if Entergy-Vermont Yankee determines that it is not economical to continue operating the plant, or due to environmental concerns. While this has been a significant concern in the past, the ever-shortening span of time before the contract’s end and changes in the regional power market have decreased the risk the company might face.  The New England Market currently has a significant surplus of available energy, and due to significant reductions in natural gas prices, electrical energy is available at competitive rates.  Hydro-Québec contract deliveries through our current contract end in 2016, with the average level of deliveries decreasing by approximately 19 percent after 2012, and by approximately 84 percent after 2015.  In August 2010, we signed a new contract for ongoing Hydro-Québec supplies and it was approved by the PSB in April 2011.  We continue to seek out other power sources but there is a risk that future sources available may not be as reliable and the price of such replacement power could be significantly higher than what we have in place today.  However, we have been planning for the expiration of these contracts for several years, and a robust effort, described further below, is in place to ensure a safe, reliable, environmentally beneficial and relatively affordable energy supply going forward.  See Power Supply Matters, below.

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

Market Risk: See Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

RESULTS OF OPERATIONS
The following is a detailed discussion of the results of operations for the second quarter and first six months of 2011.  This should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this report.

Earnings for the second quarter of 2011 decreased $0.7 million, or 5 cents per diluted share of common stock, compared to the same period in 2010.  Earnings for the first six months of 2011 increased $3.5 million, or 21 cents per diluted share of common stock, compared to the same period in 2010. The table that follows provides a reconciliation of the primary year-over-year variances in diluted EPS for the second quarter and first six months of 2011 versus 2010.  The earnings per diluted share for each variance shown below are non-GAAP measures:

Reconciliation of Earnings Per Diluted Share
	Second Quarter 2011 vs. 2010	First Six Months 2011 vs. 2010
2010 Earnings per diluted share	$0.11	$0.46

Major Income Statement Variances:
Higher operating revenue - customer rate mix	0.06	0.05
Higher operating revenue - retail sales volume	0.00	0.05
Lower medical expense	0.00	0.04
Variable life insurance	0.03	0.03
Merger-related fees	(0.14)	(0.14)
Other (includes income tax adjustments, impact of additional common shares and various items)	(0.01)	0.18
2011 Earnings per diluted share	$0.05	$0.67

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

	Three months ended June 30				Six months ended June 30
	Revenues (in thousands)		MWh Sales		Revenues (in thousands)		MWh Sales
	2011	2010	2011	2010	2011	2010	2011	2010
Residential	$35,116	$32,839	219,538	215,868	$78,919	$72,475	500,568	486,293
Commercial	27,719	26,572	195,959	200,878	56,585	53,217	403,124	404,687
Industrial	8,279	7,676	87,329	85,865	18,349	16,965	186,157	183,294
Other	524	498	1,635	1,631	1,043	990	3,240	3,229
Total retail sales	71,638	67,585	504,461	504,242	154,896	143,647	1,093,089	1,077,503
Resale sales	9,744	6,984	242,324	160,204	17,439	18,323	432,219	383,304
Provision for rate refund	167	2,201	0	0	3,558	2,326	0	0
Other operating revenues	2,719	3,167	0	0	5,460	6,648	0	0
Total operating revenues	$84,268	$79,937	746,785	664,446	$181,353	$170,944	1,525,308	1,460,807

2011 vs. 2010
Operating revenues increased by $4.3 million for the second quarter and $10.4 million for the first six months of 2011 compared to the same period in 2010 due to the following factors:
▪
Retail sales increased $4.1 million for the second quarter and $11.2 million for the first six months of 2011 resulting primarily from a 7.46 percent base rate increase effective January 1, 2011 and higher customer usage due to colder weather in 2011.

▪
Resale sales increased $2.8 million for the second quarter and decreased $0.9 million for the first six months of 2011 due to lower 2011 contract prices associated with the sale of our excess energy and lower volume available for resale due to higher retail load.

▪
The provision for rate refund decreased $2 million for the second quarter and increased $1.2 million for the first six months of 2011 primarily due to over- or under-collections of power, production and transmission costs as defined by the power cost adjustment clause of our alternative regulation plan.  This increase included the favorable impact of $3.6 million of net deferrals and refunds in 2011 vs. the favorable impact of $2.3 million of net deferrals and refunds in 2010.

▪	Other operating revenues decreased $0.4 million for the second quarter and $1.2 million for the first six months of 2011 mostly due to a higher level of mutual aid for other utilities in 2010.

Operating Expenses Operating expenses increased $4.2 million in the second quarter and $6.6 in the first six months of 2011 as compared to 2010.  Significant variances in operating expenses on the Condensed Consolidated Statements of Income as described below.

Purchased Power - affiliates and other: Purchased power expense and volume are summarized below:

	Three Months Ended June 30				Six Months Ended June 30
	Purchases (in thousands)		MWh purchases		Purchases (in thousands)		MWh purchases
	2011	2010	2011	2010	2011	2010	2011	2010
VYNPC	$17,107	$10,161	388,623	234,611	$34,163	$26,389	779,428	622,166
Hydro-Québec	14,711	15,140	208,463	221,840	31,237	31,748	473,470	489,465
Independent Power Producers	6,946	5,811	62,091	53,782	13,225	12,157	110,473	103,976
Subtotal long-term contracts	38,764	31,112	659,177	510,233	78,625	70,294	1,363,371	1,215,607
Other purchases	888	6,489	980	92,103	2,010	8,855	2,424	106,064
Reserve for loss on power contract	(299)	(299)	0	0	(598)	(598)	0	0
Nuclear decommissioning	349	353	0	0	705	683	0	0
Other	76	(444)	0	0	388	(305)	0	0
Total purchased power	$39,778	$37,211	660,157	602,336	$81,130	$78,929	1,365,795	1,321,671

2011 vs. 2010
Purchased power expense increased $2.6 million for the second quarter and $2.2 million for the first six months of 2011 compared to the same period in 2010 due to the following factors:
▪
Purchased power costs under long-term contracts increased $7.7 million in the second quarter and $8.3 million in the first six months of 2011, due primarily to higher output at the Vermont Yankee plant and increased purchases from Independent Power Producers.

▪	Other purchases decreased $5.6 million in the second quarter and $6.8 million in the first six months of 2011 due to lower capacity costs and decreased volumes.
▪	Nuclear decommissioning costs are associated with our ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic. These costs are based on FERC-approved tariffs.
▪
Other costs increased $0.5 million in the second quarter and $0.7 million in the first six months of 2011. These Other costs are amortizations and deferrals based on PSB-approved regulatory accounting, including those for incremental energy costs related to Millstone Unit #3 scheduled refueling outages and deferrals for our share of nuclear insurance refunds received by VYNPC.

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

The increase of $1.6 million for the second quarter and $2.5 million for the first six months was principally due to higher VTA billings due to higher cost of service and specific facility charges, partially offset by higher NOATT reimbursements under the VTA.

Other operation: These expenses are related to operating activities such as customer accounting, customer service, administrative and general activities, regulatory deferrals and amortizations and other operating costs incurred to support our core business.  The increase of $2.3 million in the first six months was primarily due to $2 million of higher net regulatory amortizations.

Maintenance:  These expenses are associated with maintaining our electric distribution system and include costs of our jointly owned generation and transmission facilities.  The decrease of $1.9 million in the first six months was largely due to lower service restoration costs in 2011 vs. major storms in 2010.

Income tax (benefit) expense: Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.  The effective combined federal and state income tax rate for 2011 is 39.2 percent compared to 43.5 percent for 2010.  The variance includes the impact of the PPACA, as modified by the Health Care and Education Reconciliation Act, which represented 7 percent of the 2010 effective tax rate.

Other Income and Other Deductions These items are related to the non-operating activities of our utility business and the operating and non-operating activities of our non-regulated businesses through CRC.  CRC’s earnings were $0.1 million for the second quarter and the first six months of 2011 compared to less than $0.1 million for the second quarter and $0.1 million for the first six months of 2010. Significant variances in line items that comprise other income and other deductions on the Condensed Consolidated Statements of Income are described below.

Equity in earnings of affiliates:  These are earnings on our equity investments including VELCO, Transco and VYNPC.  The increase of $1.9 million for the second quarter and $3.4 million for the first six months of 2011 versus 2010 is principally due to the return on the $34.9 million investment that we made in Transco in December 2010.

Other deductions: The increase of $2.7 million in the second quarter and in the first six months of 2011 is primarily related to $3.1 million of expenses for outside counsel and investment advisors, related to the merger agreements with Fortis and Gaz Métro, partially offset by $0.4 million of higher income for the first six months of 2011 versus 2010 from variable life insurance policies.

Income tax expense:   Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

Interest on long-term debt:  The increase of $0.4 million in the second quarter and $0.8 million in the first six months of 2011 is principally due to interest on long-term debt from a bond issuance in December 2010.

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

Other Future Power Agreements:  On July 27, 2011, in cooperation with an energy management firm, we conducted a highly structured Internet auction that involved a dozen pre-screened north-eastern generators and energy marketers.  When the bidding closed, we signed three contracts with an average price of approximately $47.50 per megawatt-hour, or 4.75 cents per kilowatt-hour.

Two of the contracts will fill the 2012 gap in our portfolio created by the end of our existing contract with Vermont Yankee.  One will supply energy 24 hours per day from April 1, 2012 through the end of the year, while the other will provide both peak and off-peak power during specific periods when we had remaining supply gaps next year. The third contract will fill our energy needs during the planned Vermont Yankee refueling outage in October 2011.

The contracts will provide about 570,000 megawatt-hours of energy or about 20 percent of our power supply during the life of the contracts, for $27 million.

The contracts are for so-called “system power,” meaning they are not conditioned on the operation of individual power generation sources.

Vermont Yankee:  Under Vermont law, in addition to a favorable Vermont legislative vote, the PSB must issue a Certificate of Public Good in order for the plant to continue to operate after March 21, 2012.  On February 24, 2010, in a non-binding vote, the Vermont Senate voted against allowing the PSB to consider granting the Vermont Yankee plant another 20-year operating license.  On November 2, 2010 Vermont elected a new governor who continues to strongly advocate for the closure of the Vermont Yankee plant when its current license expires.

After the November election, Entergy announced it had begun pursuing a possible sale of the plant, apparently concluding that the plant had a better chance at remaining part of Vermont’s power supply under new ownership.  We vigorously engaged in contract talks with Entergy-Vermont Yankee for the specific purpose of increasing the chances the plant would continue to operate beyond 2012.  On March 29, 2011, Entergy announced its sale process had concluded unsuccessfully.  Consequently, the potential for state legislative and regulatory approval of continued plant operations is now, in our view, extremely low.  However, as discussed more fully below, Entergy-Vermont Yankee is seeking to operate the plant beyond March 21, 2012 without such approvals.

On March 10, 2011, the NRC voted 4-0 to approve the 20-year license extension through March 21, 2032 requested by Entergy-Vermont Yankee.  This approval removes the last federal-level regulatory requirement for relicensing of the Vermont Yankee station.

Entergy-Vermont Yankee, previously attempting to overcome legislative concerns, challenged the state’s authority as it relates to relicensing.  In a federal lawsuit filed on April 18, 2011, Entergy-Vermont Yankee contended that the state was improperly attempting to interfere with its relicensing.  In the complaint filed in U.S. District Court for the District of Vermont, Entergy-Vermont Yankee is seeking a judgment to prevent the state of Vermont from forcing the Vermont Yankee nuclear power plant to cease operation on March 21, 2012.  The complaint seeks both declaratory and injunctive relief, and contends that Vermont’s attempts to close the plant are preempted by the Atomic Energy Act, the Federal Power Act and the Commerce Clause of the U.S. Constitution.  The state of Vermont has vigorously defended its position.

On June 27, 2011, ISO-NE announced that studies have shown Vermont Yankee is “needed to support the grid’s ability to reliably meet demand in Vermont, southern New Hampshire and portions of Massachusetts, as well as reliability for the entire region’s power system.”

On July 18, 2011, the federal district court denied Entergy-Vermont Yankee’s motion for a preliminary injunction to enjoin the state from enforcing Vermont statutes that would require Vermont Yankee to cease operations after March 21, 2012.  In denying the motion, the court expressly declined to issue a holding regarding Entergy’s likelihood of success on the merits but noted that Entergy raised serious questions regarding its Atomic Energy Act preemption claim, which warrant further briefing and a “full-dress” trial on the merits.  The court scheduled a trial on the merits for September 12, 2011.  The court also took judicial notice that on June 28, 2011, Standard & Poor’s affirmed Entergy Corporation’s corporate credit and issue ratings but revised its credit outlook from “stable” to “negative.”

On July 25, 2011, Entergy announced that its board of directors approved the refueling scheduled for October 2011, despite uncertainty about whether the Vermont Yankee plant will continue operations after March 21, 2012.

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

In May 2009, the Vermont Legislature amended the SPEED law to create a Feed-In Tariff rate for SPEED resources smaller than 2.2 MW in capacity.  Feed-In Tariff rates are available for a maximum of 50 MW of capacity.  The incremental cost of electricity from Feed-In Tariff projects is to be borne proportionately by all Vermont utilities except Washington Electric Cooperative, which was exempted from the program.

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

The 2011 Legislature expanded the size of allowable “net metering projects” from 250 kilowatts to 500 kilowatts, allowed a utility to have twice as much of that type of power in its portfolio as before, and set a premium price for net-metered solar projects.  Net metered customers will be allowed to offset credits against all customer charges, and not simply energy charges.

The 2011 Legislature also instructed the Vermont Department of Public Service to update the state’s energy plan, and, in doing so, to recommend whether Vermont’s SPEED law should be replaced by a more traditional Renewable Portfolio Standard.

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

FASB – IASB Convergence The FASB and IASB are working on joint projects to bring U.S. GAAP closer to IFRS, resulting in a major overhaul and reshaping of U.S. GAAP.  The FASB’s project plan anticipates the completion of some projects in 2011.  We have not yet evaluated the impact, if any, that the adoption of the new standards may have on our consolidated financial statements.

On February 24, 2010, the SEC issued a statement of its position regarding global accounting standards.  Among other things, the SEC stated that it has directed its staff to execute a work plan, which will include consideration of IFRS as it exists today and after the completion of various convergence projects currently under way between U.S. and international accounting standards-setters.  During 2011, the SEC is expected to provide an update on their work plan.  If the SEC determines in 2011 to move forward with IFRS, the first time that U.S. companies would report under such a system would be no earlier than 2015.  Since we are an accelerated filer, we would be required to adopt IFRS in 2016.

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

The Dodd-Frank Act requires entities to clear most over-the-counter derivatives through regulated central clearing organizations and to trade the derivatives on regulated exchanges.  In September 2010, we filed for a waiver of the Dodd-Frank Act provision that ends the exemption under Section 2(h) of the Commodity Exchange Act.  If granted, an extension of time will be provided, exempting us while regulatory rulemaking is taking place and while we evaluate whether our derivatives are subject to the regulations in the Commodity Exchange Act or as adjusted in the Dodd-Frank Act.  Even with this exemption, however, we may be subject to reporting requirements pursuant to an interim rule that will pertain to swap arrangements entered into before the Dodd-Frank Act.  We are monitoring and evaluating developments to ensure compliance with any such reporting requirements.

We are uncertain to what degree this legislation may affect our business in the future, but we are evaluating these additional regulatory requirements and the potential impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Power-related derivatives We account for some of our power contracts as derivatives under FASB’s guidance for derivatives and hedging.  Additional information regarding derivatives is presented in Part II, Note 6, Fair Value and Part II, Note 10, Power-Related Derivatives. Also, see our 2010 Form 10K, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.  There have been no material changes to the market price sensitivity information through June 30, 2011.

We record gains and losses on power-related derivatives and non-derivative power contracts in purchased power and wholesale sales.  The PCAM allows us to recover most of our net power costs from customers.  Pursuant to a PSB-approved Accounting Order, changes in fair value of all power-related derivatives are recorded as deferred charges or deferred credits on the Condensed Consolidated Balance Sheets depending on whether the change in fair value is an unrealized loss or unrealized gain, with an offsetting amount recorded as a decrease or increase in the related derivative asset or liability.  As a result of the Accounting Order and the PCAM, changes in market prices would not have a material impact to our future financial results.

Equity Market Risk As of June 30, 2011, our pension trust held marketable equity securities of $60.4 million, our postretirement medical trust funds held marketable equity securities of $12.3 million, our Millstone Unit #3 decommissioning trust held marketable equity securities of $4.7 million and our Rabbi Trust held variable life insurance policies with underlying marketable equity securities of $2.8 million.  These equity investments experienced positive performance through June 30, 2011 and positive performance in 2010.  Also see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Note 12 - Pension and Postretirement Medical Benefits for additional information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the company, under the supervision and with participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2011.  Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2011, the company’s disclosure controls and procedures are effective at the reasonable assurance level.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.

The company is involved in legal and administrative proceedings in the normal course of business, including civil litigation.  We are unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs or legal liabilities that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, we do not believe that it is probable that any such legal liability will have a material impact on our consolidated financial position.  However, it is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on our results of operations, financial condition or cash flows.

Litigation Related to the Merger Agreement:  On or about June 2, 2011, a lawsuit captioned David Raul v. Lawrence Reilly, et al., Civil Division Docket No. 377-6-11-RDCV, was filed in the Superior Court of Vermont, Rutland Unit against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants FortisUS Inc. and one of its affiliates.  The Raul complaint, which purports to be brought on behalf of a class consisting of the public stockholders of CVPS, alleges that CVPS’s directors breached their fiduciary duties by entering into the Fortis Merger Agreement for a price that is alleged to be unfair, as the result of a process alleged to be unfair and inadequate, with material conflicts of interest and so as to benefit themselves, and including no-solicitation, matching rights and termination fee provisions alleged to be designed to ensure that no competing offers would emerge for CVPS.  The Raul complaint also includes a claim for aiding and abetting against CVPS and the Fortis entities.   The Raul complaint seeks, among other things, injunctive relief against the proposed transaction with Fortis as well as other equitable relief, damages and attorneys’ fees and costs.  On June 23, 2011, following the announcement of an offer received from Gaz Métro, David Raul filed an amended class action complaint repeating his earlier allegations and claims but also referring to this development and claiming that the CVPS Board should terminate the Fortis Merger Agreement and negotiate a new deal with Gaz Métro.

On or about June 17, 2011 and June 20, 2011, two additional complaints (Civil Division Docket Nos. 417-6-11-RDCV and 425-6-11-RDCV, respectively) were filed in the Superior Court of Vermont, Rutland Unit, containing claims and allegations similar to those in the original Raul complaint and seeking similar relief on behalf of the same putative class.  The parties have agreed to consolidate these three Superior Court lawsuits for all purposes into a single proceeding, and have filed a stipulated motion requesting such consolidation.

On July 13, 2011, a lawsuit captioned Howard Davis v. Central Vermont Public Service, et al., Case No. 5:11-CV-181 was filed in the United States District Court for the District of Vermont against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants Gaz Métro Limited Partnership and one of its affiliates.   The Davis complaint, which purports to be brought on behalf of a class consisting of the public stockholders of CVPS, alleges that CVPS’s directors breached their fiduciary duties by, among other things, allegedly failing to undertake an adequate sales process prior to the Fortis Merger Agreement, entering into the Merger Agreement with Gaz Métro for an unfair price and pursuant to an unfair process, engaging in self-dealing, and by including various “deal protection devices” in the Merger Agreement.   The Davis complaint also includes a claim for aiding and abetting against CVPS and the Gaz Métro entities.   The Davis complaint seeks injunctive relief and other equitable relief against the proposed transaction with Gaz Métro, as well as attorneys’ fees and costs.

On July 22, 2011, one of the plaintiffs in the state case filed an amended complaint in the Vermont Superior Court, Rutland Unit, which added Gaz Métro Limited Partnership and one of its affiliates as defendants in addition to the defendants named in the original complaint.  The amended complaint contains claims and allegations similar to those in the Davis complaint and seeks similar relief.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

We have risks associated with the operation of nuclear facilities.  Changes in security and safety requirements could result from events such as a serious nuclear incident outside of our control.  The NRC plans to perform additional operational and safety reviews of nuclear facilities in the U.S. due to the nuclear-related incidents in Japan resulting from the March 2011 earthquake and tsunami.  The lessons learned from the Japan events and NRC reviews may impact future operations and capital requirements at U.S. nuclear facilities.  Although we have no reason to anticipate a serious nuclear incident at the nuclear plants in which we have an ownership interest, if an incident did occur, it could have a material adverse effect on our financial position, results of operations and cash flows.

Risks Related to the Proposed Merger with Gaz Métro:

We may be unable to satisfy the conditions or obtain the approvals required to complete the Merger or such approvals may contain material restrictions or conditions.  The Merger is subject to approval by CVPS shareholders and numerous other conditions, including the approval of various government agencies.  Governmental agencies may not approve the Merger or such approvals may impose conditions on the completion, or require changes to the terms of the Merger, including restrictions on the business, operations or financial performance.  These conditions or changes could also delay or increase the cost of the Merger or limit our net income or the financial benefits to Gaz Métro or our customers.

The Merger may not be completed, which may have an adverse effect on our share price and future business and financial results.  Failure to complete the Merger or an unanticipated delay in doing so could negatively affect our share price, as well as our future business and financial results.  Proposed class actions have been brought against our board of directors on behalf of CVPS common shareholders. See “Item 1. Legal Proceeding”, for discussion of pending litigation related to the Merger.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.  The work required to complete the Merger may place a burden on management and internal resources as their attention may be focused on the merger instead of day-to-day management activities, including pursuing other opportunities.  While the Merger is pending, our business operations are restricted by the Merger Agreement to ordinary course of business activities, which may cause us to forgo otherwise beneficial opportunities.

We may lose management personnel and other key employees and be unable to attract and retain such personnel and employees.  Uncertainties about the effect of the Merger on management personnel and employees may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, which could affect our financial performance.

If completed, the Merger may not achieve its intended results.  We entered into the Merger Agreement with Gaz Métro with the expectation that the Merger would result in various operational and financial benefits.  If the Merger is completed, our ability to achieve the anticipated benefits will be subject to a number of uncertainties, including whether our businesses can be integrated in an efficient and effective manner.  Failure to achieve these anticipated benefits could adversely affect our business and financial results.

Item 6.	Exhibits.

(a)	List of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 27, 2011, by and among FortisUS Inc., Cedar Acquisition Sub Inc., Central Vermont Public Service Corporation, and, solely for the purposes of Section 8.15 thereof, Fortis Inc.  (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on May 31, 2011)

2.1
Agreement and Plan of Merger, dated as of July 11, 2011, by and among Gaz Métro Limited Partnership, Danaus Vermont Corp., and Central Vermont Public Service Corporation.  (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 12, 2011)

4.13
Forty-Eight Supplemental Indenture, dated as of June 15, 2011, from the Company to U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.13 to the Company's Form 8-K filed with the SEC on June 16, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)

By	/s/ Pamela J. Keefe
Pamela J. Keefe Sr. Vice President, Chief Financial Officer, and Treasurer

Dated August 8, 2011