Form 10-Q/A
period 2011-06-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2011-08-09
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Central Vermont Public Service’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”), is solely to correct formatting errors in Exhibit 101 to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

(a)	The exhibits to this report are listed in the Exhibit Index.

Item 6.	Exhibits.

	(a)	List of Exhibits

2.1**
Agreement and Plan of Merger, dated as of May 27, 2011, by and among FortisUS Inc., Cedar Acquisition Sub Inc., Central Vermont Public Service Corporation, and, solely for the purposes of Section 8.15 thereof, Fortis Inc.  (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on May 31, 2011)

2.1**
Agreement and Plan of Merger, dated as of July 11, 2011, by and among Gaz Métro Limited Partnership, Danaus Vermont Corp., and Central Vermont Public Service Corporation.  (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 12, 2011)

4.13**
Forty-Eight Supplemental Indenture, dated as of June 15, 2011, from the Company to U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.13 to the Company's Form 8-K filed with the SEC on June 16, 2011)

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Schema Document

	101.CAL*	XBRL Calculation Linkbase Document

	101.LAB*	XBRL Label Linkbase Document

	101.PRE*	XBRL Presentation Linkbase Document

	101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; (v) Condensed Consolidated Statement of Changes in Common Stock Equity for the six months ended June 30, 2011 and 2010, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

** These exhibits were previously included in Central Vermont Public Service’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)
By	/s/ Pamela J. Keefe
Pamela J. Keefe Sr. Vice President, Chief Financial Officer, and Treasurer

Dated August 9, 2011