Form 10-Q
period 2011-09-30
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2011-11-08
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of October 31, 2011 there were outstanding 13,431,449 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q for Period Ended September 30, 2011

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Operating Revenues	$88,051	$85,392	$269,404	$256,336

Operating Expenses
Purchased Power – affiliates	16,347	16,817	51,215	43,889
Purchased Power	21,516	24,292	67,778	76,149
Production	2,931	3,169	8,342	8,785
Transmission – affiliates	1,047	(5,055)	6,585	(2,001)
Transmission – other	7,030	7,027	20,431	20,272
Other operation	5,893	10,597	39,865	42,279
Maintenance	17,375	6,637	30,589	21,755
Depreciation	4,849	4,399	13,929	13,081
Taxes other than income	4,876	4,473	13,952	13,686
Income tax expense	1,762	4,407	4,138	5,454
Total Operating Expenses	83,626	76,763	256,824	243,349

Utility Operating Income	4,425	8,629	12,580	12,987

Other(Loss) Income
Equity in earnings of affiliates	6,821	5,347	20,749	15,857
Allowance for equity funds during construction	(19)	42	65	52
Other income	698	706	2,100	2,139
Other deductions	(24,163)	(257)	(28,463)	(1,857)
Income tax benefit (expense)	7,140	(1,631)	3,616	(4,934)
Total Other (Loss) Income	(9,523)	4,207	(1,933)	11,257

Interest Expense
Interest on long-term debt	3,478	2,750	9,813	8,292
Other interest	150	117	437	343
Allowance for borrowed funds during construction	(80)	(21)	(118)	(28)
Total Interest Expense	3,548	2,846	10,132	8,607

Net (Loss) Income	(8,646)	9,990	515	15,637
Dividends declared on preferred stock	92	92	276	276
(Loss) Earnings available for common stock	$(8,738)	$9,898	$239	$15,361
Per Common Share Data:
Basic (loss) earnings per share	$(0.65)	$0.79	$0.02	$1.27
Diluted (loss) earnings per share	$(0.65)	$0.79	$0.02	$1.27

Average shares of common stock outstanding - basic	13,425,986	12,516,488	13,393,293	12,109,796
Average shares of common stock outstanding - diluted	13,425,986	12,545,987	13,482,376	12,140,191

Dividends declared per share of common stock	$0.23	$0.23	$0.92	$0.92

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Net (Loss) Income	$(8,646)	$9,990	$515	$15,637

Other comprehensive (loss) income, net of tax:

Defined benefit pension and postretirement medical plans:
Portion reclassified through amortizations, included in benefit costs and recognized in net (loss) income:
Actuarial losses, net of income taxes of $0, $0, $64 and $0	0	0	95	0

Change in funded status of pension, postretirement medical and other benefit plans, net of income taxes of $0, $0, $26 and $0	0	0	38	0
				0
Comprehensive income adjustments	0	0	133	0

Total comprehensive (loss) income	$(8,646)	$9,990	$648	$15,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30
Cash flows provided by:	2011	2010
OPERATING ACTIVITIES
Net Income	$515	$15,637
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(20,749)	(15,857)
Distributions received from affiliates	14,031	10,788
Depreciation	13,929	13,081
Deferred income taxes and investment tax credits	3,722	15,641
Regulatory and other deferrals and amortization	(4,551)	(2,446)
Non-cash employee benefit plan costs	4,733	4,884
Other non-cash expense and (income), net	(2,098)	(573)
Changes in assets and liabilities:
Fortis termination fee reimbursement from Gaz Métro	19,500	0
Decrease in accounts receivable and unbilled revenues	4,046	188
Decrease in accounts payable	(141)	(2,346)
Change in prepaid and accrued income taxes	6,028	(884)
Increase in other current assets	(1,071)	(1,726)
(Increase) decrease in special deposits and restricted cash	(1,179)	5,370
Employee benefit plan funding	(7,583)	(6,351)
Increase in other current liabilities	13,973	1,330
(Increase) decrease in other long-term assets and liabilities and other	(1,384)	1,306
Net cash provided by operating activities	41,721	38,042
INVESTING ACTIVITIES
Construction and plant expenditures	(27,415)	(21,012)
Acquisition of utility property (Vermont Marble and Readsboro)	(29,732)	0
Reimbursements of restricted cash - bond proceeds	12,973	0
Project reimbursement from DOE	851	0
Investments in available-for-sale securities	(1,241)	(1,146)
Proceeds from sale of available-for-sale securities	1,074	937
Other investing activities	(248)	(402)
Net cash used for investing activities	(43,738)	(21,623)
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	1,393	18,489
Decrease in special deposits for preferred stock mandatory redemption	0	1,000
Retirement of preferred stock subject to mandatory redemption	0	(1,000)
Common and preferred dividends paid	(9,514)	(8,605)
Proceeds from revolving credit facility and other short-term borrowings	53,801	114,043
Repayments under revolving credit facility and other short-term borrowings	(63,515)	(137,354)
Proceeds from long-term debt	40,000	0
Repayment of long-term debt	(20,000)	0
Common stock offering and debt issue costs	(214)	(322)
Reduction in capital lease and other financing activities	(900)	(794)
Net cash provided by (used for) financing activities	1,051	(14,543)
Net change in cash and cash equivalents	(966)	1,876
Cash and cash equivalents at beginning of the period	2,676	2,069
Cash and cash equivalents at end of the period	$1,710	$3,945

The accompanying notes are an integral part of these condensed consolidated financial statements

 CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Utility plant
Utility plant, at original cost	$664,174	$611,746
Less accumulated depreciation	277,009	266,649
Utility plant, at original cost, net of accumulated depreciation	387,165	345,097
Property under capital leases, net	3,713	4,425
Construction work-in-progress	17,639	20,234
Nuclear fuel, net	2,877	1,737
Total utility plant, net	411,394	371,493

Investments and other assets
Investments in affiliates	178,343	171,514
Non-utility property, less accumulated depreciation ($3,198 in 2011 and $3,164 in 2010)	2,244	2,196
Millstone decommissioning trust fund	5,739	5,742
Restricted cash	8,208	17,581
Other	6,916	7,013
Total investments and other assets	201,450	204,046

Current assets
Cash and cash equivalents	1,710	2,676
Restricted cash	3,520	5,903
Special deposits	6	6
Accounts receivable, less allowance for uncollectible accounts ($2,728 in 2011 and $2,649 in 2010)	26,204	28,552
Accounts receivable - affiliates, less allowance for uncollectible accounts	1,473	314
Unbilled revenues	16,828	21,003
Materials and supplies, at average cost	7,123	7,159
Prepayments	13,961	15,862
Deferred income taxes	11,218	4,501
Power-related derivatives	37	28
Regulatory assets	1,935	1,924
Other deferred charges - regulatory	4,106	2,078
Other deferred charges and other assets	1,133	0
Other current assets	1,988	1,114
Total current assets	91,242	91,120

Deferred charges and other assets
Regulatory assets	36,118	38,552
Other deferred charges - regulatory	7,021	2,260
Other deferred charges and other assets	4,325	3,275
Power-related derivatives	236	0
Total deferred charges and other assets	47,700	44,087

TOTAL ASSETS	$751,786	$710,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
(unaudited)

	September 30, 2011	December 31, 2010

CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized, 15,558,869 issued and 13,429,796 outstanding at September 30, 2011 and 15,470,217 issued and 13,341,144 outstanding at December 31, 2010	$93,353	$92,821
Other paid-in capital	95,565	94,462
Accumulated other comprehensive loss	(99)	(232)
Treasury stock, at cost, 2,129,073 shares at September 30, 2011 and December 31, 2010	(48,436)	(48,436)
Retained earnings	122,026	134,113
Total common stock equity	262,409	272,728
Preferred and preference stock not subject to mandatory redemption	8,054	8,054
Long-term debt	232,281	188,300
Capital lease obligations	2,768	3,471
Total capitalization	505,512	472,553

Current liabilities
Current portion of long-term debt	0	20,000
Accounts payable	7,556	8,137
Accounts payable - affiliates	11,065	11,835
Notes payable	0	13,695
Nuclear decommissioning costs	1,533	1,438
Power-related derivatives	1,963	0
Other deferred credits - regulatory	933	1,108
Other current liabilities	60,343	30,763
Total current liabilities	83,393	86,976

Deferred credits and other liabilities
Deferred income taxes	93,308	82,406
Deferred investment tax credits	2,195	2,387
Nuclear decommissioning costs	4,227	5,383
Asset retirement obligations	3,845	3,609
Accrued pension and benefit obligations	28,219	32,441
Power-related derivatives	89	0
Other deferred credits - regulatory	3,422	3,886
Other deferred credits and other liabilities	27,576	21,105
Total deferred credits and other liabilities	162,881	151,217

Commitments and contingencies (Note 13)

TOTAL CAPITALIZATION AND LIABILITIES	$751,786	$710,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock
						Accumulated
					Other	Other
	Shares				Paid-in	Comprehensive	Retained
	Issued	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2009	13,835,968	$83,016	(2,129,073)	$(48,436)	$72,179	$(209)	$124,873	$231,423
Net income							15,637	15,637
Other comprehensive income
Common Stock Issuance, net of issuance costs	848,057	5,088			11,657			16,745
Dividend reinvestment plan	52,314	314			728			1,042
Stock options exercised	35,100	210			301			511
Share-based compensation:
Common & nonvested shares	2,484	15			40			55
Performance share plans	15,121	91			(59)			32
Dividends declared:
Common - $0.92 per share							(11,215)	(11,215)
Cumulative non-redeemable preferred stock							(276)	(276)
Amortization of preferred stock issuance expense					12			12
Gain (Loss) on capital stock					2		(2)	0
Balance, September 30, 2010	14,789,044	$88,734	(2,129,073)	$(48,436)	$84,860	$(209)	$129,017	$253,966

	Common Stock		Treasury Stock
						Accumulated
					Other	Other
	Shares				Paid-in	Comprehensive	Retained
	Issued	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance, December 31, 2010	15,470,217	$92,821	(2,129,073)	$(48,436)	$94,462	$(232)	$134,113	$272,728
Net income							515	515
Other comprehensive income						133		133
Dividend reinvestment plan	37,977	228			743			971
Stock options exercised	26,200	157			265			422
Share-based compensation:
Common & nonvested shares	7,075	43			107			150
Performance share plans	17,400	104			(24)			80
Dividends declared:
Common - $0.92 per share							(12,326)	(12,326)
Cumulative non-redeemable preferred stock							(276)	(276)
Amortization of preferred stock issuance expense					12			12
Balance, September 30, 2011	15,558,869	$93,353	(2,129,073)	$(48,436)	$95,565	$(99)	$122,026	$262,409

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

Regulatory Approvals: On September 2, 2011, CVPS, Danaus Vermont Corp., Northern New England Energy Corporation, for itself and as agent for Gaz Métro and the direct and indirect upstream parents of Gaz Métro, GMP, and Vermont Low Income Trust for Electricity, Inc. filed a petition with the PSB for approval of the proposed merger announced by the companies on July 12, 2011.  The PSB established a review schedule, beginning with a workshop held on October 14, 2011 and a public hearing on November 1, 2011.

In addition, we made other regulatory filings seeking approval of the proposed merger, including with the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, the Federal Trade Commission, Federal Communications Commission, New York State Public Service Commission, New Hampshire Public Utilities Commission, and the Maine Public Utility Commission.  On September 26, 2011, in connection with the Hart Scott-Rodino filing, the Federal Trade Commission granted early termination of the statutory waiting period, which effectively allows us to continue planning for the proposed merger.

Shareholder Approval:  On September 29, 2011, CVPS held a Special Meeting of Shareholders (“Special Meeting”), in Rutland, Vermont.  The shareholders approved the Agreement and Plan of Merger, effective as of July 11, 2011, in a non-binding advisory vote and approved the change-in-control payments related to the merger.  Over 75 percent of the outstanding shares of the company were represented at the meeting, and of those, more than 97 percent voted in support of the sale.

Reimbursement of Termination Fee:  On September 29, 2011, as a result of the approval by the company’s shareholders of the merger, Gaz Métro reimbursed CVPS for the full amount of the Fortis Termination Payment of $17.5 million plus expenses of FortisUS Inc. of $2 million.  Such reimbursement was required pursuant to the terms of CVPS’s Merger Agreement with Gaz Métro.

Under the Merger Agreement, CVPS is required to repay the amount of such reimbursement to Gaz Métro in the event the Merger Agreement is terminated because of either the issuance of an order or injunction prohibiting the merger (other than as a result of the action by a governmental entity with respect to required regulatory approvals) or the breach by CVPS of its representations, warranties or covenants contained in the Merger Agreement.  If the Merger Agreement is terminated for any other reason, CVPS is not required to repay such amount to Gaz Métro.  While CVPS believes it is unlikely that the Merger Agreement will be terminated on a basis giving rise to a requirement to repay Gaz Métro and, accordingly, believes that the likelihood of such repayment is remote, the final accounting for the reimbursement cannot be determined until the Merger is either completed or terminated.  Accordingly, the reimbursement has been recorded as an Other Current Liability until that time.

Terminated Merger Agreement with Fortis On May 27, 2011, CVPS, FortisUS Inc., Cedar Acquisition Sub Inc., a direct wholly owned subsidiary of Fortis (“Merger Sub”) and Fortis Inc., the ultimate parent of Fortis (“Ultimate Parent”), entered into an Agreement and Plan of Merger (the “Fortis Merger Agreement”).

On July 11, 2011, prior to entering into the Merger Agreement with Gaz Métro, CVPS terminated the Fortis Merger Agreement.  In accordance with the Fortis Merger Agreement, on July 12, 2011, CVPS paid FortisUS Inc. $19.5 million (the “Fortis Termination Payment”), including the termination fee of $17.5 million and expenses of FortisUS Inc. of $2 million. These amounts have been recorded to Other deductions on the Condensed Consolidated Statements of Operations in the three-month period ended September 30, 2011. The Merger Agreement with Gaz Métro required Gaz Métro to reimburse CVPS for its payment of the Fortis Termination Payment immediately following the approval of the Merger Agreement by CVPS shareholders. It also provides that CVPS will be required to reimburse Gaz Métro for the full amount of the Fortis Termination Payment if the Merger Agreement is terminated under certain circumstances.

Vendor claim: In June 2011, following our announcement of the Fortis Merger Agreement, we received notice of a claim for up to $4.8 million from a former financial advisor, related to the pending merger.  We have assessed the claim and do not believe that any amount is owed.

Litigation Related to Merger Agreement On or about June 2, 2011, a lawsuit captioned David Raul v. Lawrence Reilly, et al., Civil Division Docket No. 377-6-11-RDCV, was filed in the Superior Court of Vermont, Rutland Unit against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants FortisUS Inc. and one of its affiliates.  The Raul complaint, which purported to be brought on behalf of a class consisting of the public stockholders of CVPS, alleged that CVPS’s directors breached their fiduciary duties by entering into the Fortis Merger Agreement for a price that is alleged to be unfair, as the result of a process alleged to be unfair and inadequate, with material conflicts of interest and so as to benefit themselves, and including no-solicitation, matching rights and termination fee provisions alleged to be designed to ensure that no competing offers would emerge for CVPS.  The Raul complaint also included a claim of aiding and abetting against CVPS and the Fortis entities.   The Raul complaint sought, among other things, injunctive relief against the proposed transaction with Fortis as well as other equitable relief, damages and attorneys’ fees and costs.  On June 23, 2011, following the announcement of an offer received from Gaz Métro, David Raul filed an amended class action complaint repeating his earlier allegations and claims but also referring to this development and claiming that the CVPS Board should terminate the Fortis Merger Agreement and negotiate a new deal with Gaz Métro.

On or about June 17, 2011 and June 20, 2011, two additional complaints (Civil Division Docket Nos. 417-6-11-RDCV and 425-6-11-RDCV, respectively) were filed in the Superior Court of Vermont, Rutland Unit, containing claims and allegations similar to those in the original Raul complaint and seeking similar relief on behalf of the same putative class.  These complaints were filed, respectively, by IBEW Local 98 Pension Fund and by Adrienne Halberstam, Jacob Halberstam and Sarah Halberstam.

On July 13, 2011, a lawsuit captioned Howard Davis v. Central Vermont Public Service, et al., Case No. 5:11-CV-181 was filed in the United States District Court for the District of Vermont against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants Gaz Métro Limited Partnership and one of its affiliates.  The Davis complaint, which purported to be brought on behalf of a class consisting of the public stockholders of CVPS, alleged that CVPS’s directors breached their fiduciary duties by, among other things, allegedly failing to undertake an adequate sales process prior to the Fortis Merger Agreement, entering into the Merger Agreement with Gaz Métro at an unfair price and pursuant to an unfair process, engaging in self-dealing, and by including various “deal protection devices” in the Merger Agreement.  The Davis complaint also included a claim for aiding and abetting against CVPS and the Gaz Métro entities. The Davis complaint sought injunctive relief and other equitable relief against the proposed transaction with Gaz Métro, as well as attorneys’ fees and costs.

On July 22, 2011, the Halberstam plaintiffs in the state case filed an amended complaint in the Vermont Superior Court, Rutland Unit, which added Gaz Métro Limited Partnership and one of its affiliates as defendants in addition to the defendants named in the original complaint.  The amended complaint contained claims and allegations similar to those in the Davis complaint and sought similar relief.

On August 2, 2011, an Amended Class Action Complaint was filed in the Davis action reiterating the previous claims of breaches of fiduciary duty and adding claims that the Company’s proxy materials regarding the merger are materially misleading and/or incomplete in various respects, in alleged violation of fiduciary duties and the federal securities laws. The Amended Class Action Complaint in the Davis action seeks injunctive and other equitable relief against the proposed transaction with Gaz Métro, damages, and attorneys’ fees and costs.

On or about August 17, 2011, the three cases pending in the Superior Court of Vermont were consolidated by court order, in accordance with a stipulation that had been filed by the parties.  The court also entered orders stating that defendants need only respond to a consolidated amended complaint to be filed, denying a motion for expedited discovery that had been brought by the plaintiffs, and staying all discovery until the legal sufficiency of a consolidated amended complaint could be determined.

On August 23, 2011, IBEW moved for leave to file a consolidated amended complaint in the state court proceedings.  The proposed consolidated amended complaint contained claims for breach of fiduciary duty against the members of the CVPS Board of Directors in connection with both the Fortis Merger Agreement and the subsequent Gaz Métro Merger Agreement, including claims that the proxy materials provided in connection with the proposed shareholder vote on the Gaz Métro merger were misleading and/or incomplete, and that the CVPS Board had violated its fiduciary duties.  The proposed consolidated amended complaint also contains claims for aiding and abetting fiduciary breaches against CVPS and Gaz Métro.  The proposed consolidated amended complaint seeks, among other relief, an injunction against consummation of the Gaz Métro merger and damages, including but not limited to damages allegedly resulting from CVPS’s payment of a termination fee in connection with the termination of the Fortis Merger Agreement.

On September 1, 2011, plaintiff in the Davis action filed a motion seeking a preliminary injunction against the September 29, 2011 shareholder vote that was scheduled in connection with the proposed Gaz Métro merger.  On September 16, 2011, defendants in the Davis action filed motions to dismiss the Amended Class Action Complaint.

On September 19, 2011, CVPS and the other defendants in the Davis action entered into a memorandum of understanding with the Davis plaintiff regarding an agreed in principle class-wide settlement of the Davis action, subject to court approval.  In the memorandum of understanding, the parties agreed that CVPS would make certain disclosures to its shareholders relating to the proposed merger, in addition to the information contained in the initial Proxy Statement, in exchange for a settlement of all claims.  Pursuant to the memorandum of understanding, CVPS subsequently issued a Supplemental Proxy statement that included the additional disclosures. The parties to the Davis action have informed the court of the memorandum of understanding and will be seeking court approval of the proposed settlement. The parties to the MOU reserved their rights with respect to the determination of plaintiffs’ attorneys fees, if any, when our settlement agreement is reviewed by the court.

Meanwhile, a putative class action complaint captioned IBEW Local 98 Pension Fund, Adrienne Halberstam, Jacob Halberstam, Sarah Halberstam, and David Raul v. Central Vermont Public Service, et al., Case No. 5:11-CV-222 was filed in the United States District Court for the District of Vermont against CVPS, Gaz Métro, and members of the CVPS Board of Directors.  This federal IBEW complaint, dated September 15, 2011, contains claims of breach of fiduciary duty and inadequate proxy statement disclosures that are substantially similar to those contained in the proposed consolidated amended complaint filed by the same plaintiffs in the Superior Court of Vermont.  The federal IBEW complaint also included allegations of violations of the Securities Exchange Act of 1934.

On October 14, 2011, CVPS and the other defendants filed motions to dismiss the federal IBEW complaint.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation These unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. GAAP.  The accompanying unaudited condensed consolidated interim financial statements contain all normal, recurring adjustments considered necessary to present fairly the financial position as of September 30, 2011, and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The results of operations for the interim periods presented herein may not be indicative of the results that may be expected for any other period or the full year.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10K for the year ended December 31, 2010.

We consider subsequent events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Financial Statement Presentation The focus of the Condensed Consolidated Statements of Operations is on the regulatory treatment of revenues and expenses of the regulated utility as opposed to other enterprises where the focus is on income from continuing operations.  Operating revenues and expenses (including related income taxes) are those items that ordinarily are included in the determination of revenue requirements or amounts recoverable from customers in rates.  Operating expenses represent the costs of rendering service to be covered by revenue, before coverage of interest and other capital costs.  Other income and deductions include non-utility operating results, certain expenses judged not to be recoverable through rates, related income taxes and costs (i.e. interest expense) that utility operating income is intended to cover through the allowed rate of return on equity rather than as a direct cost-of-service revenue requirement.

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

Government Grants We recognize government grants when there is reasonable assurance that we will comply with the conditions attached to the grant arrangement and the grant will be received.  Government grants are recognized in the Condensed Consolidated Statements of Operations over the periods in which we recognize the related costs for which the government grant is intended to compensate.  When government grants are related to reimbursements of operating expenses, the grants are recognized as a reduction of the related expense in the Condensed Consolidated Statements of Operations.  For government grants related to reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset and recognized in the Condensed Consolidated Statements of Operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

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

Supplemental Financial Statement Data Supplemental financial information for the accompanying financial statements is provided below.

Prepayments: The components of Prepayments on the Condensed Consolidated Balance Sheets follow (dollars in thousands):

	September 30, 2011	December 31, 2010
Taxes	$12,242	$14,662
Insurance	679	412
Miscellaneous	1,040	788
Total	$13,961	$15,862

Other Current Liabilities:  The components of Other current liabilities on the Condensed Consolidated Balance Sheets follow (dollars in thousands):

	September 30, 2011	December 31, 2010
Deferred compensation plans and other	$822	$2,596
Accrued employee-related costs	4,137	4,660
Other taxes and Energy Efficiency Utility	5,965	4,105
Cash concentration account - outstanding checks	1,046	2,358
Obligation under capital leases	937	942
Provision for rate refund	612	5,137
Accrued Interest	4,349	938
Common dividends declared	3,089	0
Fortis Termination Reimbursement	19,500	0
Tropical Storm Irene expense accrual	4,502	0
Miscellaneous accruals	15,384	10,027
Total	$60,343	$30,763

Other Deductions:  The components of Other deductions on the Condensed Consolidated Statement of Operations follow (dollars in thousands):

	Three months end		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Fortis termination fee	$19,500	0	$19,500	0
Other merger-related fees	3,356	0	6,565	0
Other	1,307	$257	2,398	$1,857
Total	$24,163	$257	$28,463	$1,857

NOTE 3 - EARNINGS PER SHARE
The Condensed Consolidated Statements of Operations include basic and diluted per share information.  Basic EPS is calculated by dividing net (loss) income, after preferred dividends, by the weighted-average number of common shares outstanding for the period.  Diluted EPS follows a similar calculation except that the weighted-average number of common shares is increased by the number of potentially dilutive common shares.  The table below provides a reconciliation of the numerator and denominator used in calculating basic and diluted EPS (dollars in thousands, except share information):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Numerator for basic and diluted EPS:
Net (loss) income	$(8,646)	$9,990	$515	$15,637
Dividends declared on preferred stock	(92)	(92)	(276)	(276)
Net (loss) income available for common stock	$(8,738)	$9,898	$239	$15,361

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding	13,425,986	12,516,488	13,393,293	12,109,796
Dilutive effect of stock options	-	11,232	52,798	14,343
Dilutive effect of performance shares	-	18,267	36,285	16,052
Weighted-average diluted shares of common stock outstanding	13,425,986	12,545,987	13,482,376	12,140,191

Stock Options:  The outstanding stock options were excluded from the computation of diluted shares for the third quarter due to the antidilutive impact; however, there were no shares excluded for the first nine months of 2011 because the prices were above the current average market price and there was no antidilutive impact.  Outstanding stock options totaling 42,577 for the third quarter and 44,799 for the first nine months of 2010 were excluded from the computation of diluted shares because the prices were above the current average market price.

Performance Shares:  The outstanding performance shares were excluded from the computation of diluted shares for the third quarter due to the antidilutive impact.  In the first nine months of 2011, there were 2,507 shares excluded because the performance share measures were not met; however, there was no antidilutive impact. Outstanding performance shares totaling 60,723 for the third quarter and first nine months of 2010 were excluded from the computation of diluted shares as either the performance share measures were not met or there was an antidilutive impact.

NOTE 4 - INVESTMENTS IN AFFILIATES

VELCO Summarized consolidated financial information for VELCO follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010

Operating revenues	$33,172	$25,408	$101,311	$76,610
Operating income	$19,217	$13,231	$58,484	$42,218

Income before non-controlling interest and income tax	$15,563	$12,622	$47,163	$37,592
Less members' non-controlling interest in income	14,532	11,495	43,606	34,400
Less income tax	508	130	1,441	656
Net income	$523	$997	$2,116	$2,536

Company's common stock ownership interest	47.10%	47.05%	47.10%	47.05%
Company's equity in net income	$245	$468	$997	$1,142

Accounts payable to VELCO were $5.8 million at September 30, 2011 and December 31, 2010.

Transco Summarized financial information for Transco, also included in VELCO consolidated financial information above, follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Operating revenues	$33,288	$25,601	$101,729	$77,618
Operating income	$19,957	$13,946	$60,742	$44,225
Net income	$15,965	$13,098	$48,239	$39,258

Company's ownership interest	36.71%	33.33%	36.71%	33.33%
Company's equity in net income	$6,522	$4,861	$19,572	$14,559

Transmission services provided by Transco are billed to us under the VTA.  All Vermont electric utilities are parties to the VTA.  This agreement requires the Vermont utilities to pay their pro rata share of Transco’s total costs, including interest and a fixed rate of return on equity, less the revenue collected under the ISO-NE Open Access Transmission Tariff and other agreements.

Transco’s billings to us primarily include the VTA and charges and reimbursements under the NOATT.  Included in Transco’s operating revenues above are transmission services to us amounting to $1 million in the third quarter and $6.6 million in the first nine months of 2011 and net credits of $5.1 million in the third quarter and $2 million in the first nine months of 2010. These amounts are included in Transmission - affiliates on our Condensed Consolidated Statements of Operations.  Accounts payable to Transco were $0.3 million at September 30, 2011 and there were no accounts payable due at December 31, 2010.   Accounts receivable from Transco was $0.2 million at December 31, 2010.

VYNPC Summarized financial information for VYNPC (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Operating revenues	$45,922	$47,289	$144,015	$123,061
Operating (loss) income	$(350)	$(177)	$(1,167)	$(1,616)
Net income	$92	$27	$302	$253

Company's common stock ownership interest	58.85%	58.85%	58.85%	58.85%
Company's equity in net income	$54	$16	$178	$149

VYNPC’s revenues shown in the table above include sales to us of $16 million in the third quarter and $50.2 million in the first nine months of 2011 and $16.5 million in the third quarter and $42.9 million in the first nine months of 2010. These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of Operations.  Accounts payable to VYNPC were $4.9 million at September 30, 2011 and $5.9 million at December 31, 2010.

DOE Litigation:  VYNPC has been seeking recovery of fuel storage-related costs from the DOE.  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the disposal of spent nuclear fuel and high-level radioactive waste. VYNPC, as required by that Act, signed a contract with the DOE (the “Standard Contract”) to provide for the disposal of spent nuclear fuel and high-level radioactive waste from its nuclear generation station beginning no later than January 31, 1998. The Standard Contract obligated VYNPC to pay a one-time fee of approximately $39.3 million for disposal costs for all nuclear fuel used through April 6, 1983 (the “pre-1983 fuel”), and a fee payable quarterly equal to one mil per kilowatt-hour of nuclear generated and sold electricity after April 6, 1983.  Except for the obligation to pay the one-time fee and the right to claims relating to the DOE’s defaults under the Standard Contract with respect to the pre-1983 fuel, the Standard Contract was assigned to Entergy effective with the sale of the plant in 2002.   VYNPC filed its lawsuit against the government for the DOE’s breach in the U.S. Court of Federal Claims on July 30, 2002.

Through 2010, VYNPC has accumulated $142 million in an irrevocable trust to be used exclusively for meeting this obligation ($144.6 million including accrued interest) at some future date, provided the DOE complies with the terms of the aforementioned Standard Contract. Under the terms of the sale agreement, VYNPC retained the spent fuel trust fund assets, the related obligation to make this payment to the DOE when and if it becomes due, and its claims against DOE associated with the pre-1983 fuel.   VYNPC collected the funds from us and other wholesale utility customers, under FERC-approved wholesale rates, and our share of these payments was collected from our retail customers.

On October 22, 2008, the trial judge presiding over VYNPC’s case granted a motion for partial summary judgment filed by Entergy, and dismissed VYNPC’s case. The judge ruled that VYNPC lacked any actionable claim that was not transferred to Entergy in the sale of the plant. On April 3, 2009, the trial judge reissued his decision to dismiss VYNPC’s case under a special rule that would allow VYNPC to immediately appeal the decision to the United States Court of Appeals for the Federal Circuit (“the Federal Circuit”). However, on September 2, 2009, the Federal Circuit remanded the matter to the trial judge with instructions to vacate his most recent ruling. The effect of this action was to suspend VYNPC’s appeal until the trial judge issued a final order in the related Entergy proceeding.  The order was issued on October 15, 2010, and on December 13, 2010, VYNPC filed a Notice of Appeal to the Court of Appeals for the Federal Circuit, which is still pending.

We expect that our share of these awards, if any, would be credited to our retail customers; however, we are currently unable to predict the outcome of this case.

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic.  All three companies have completed plant decommissioning and the operating licenses have been amended by the NRC for operation of Independent Spent Fuel Storage Installations.  All three remain responsible for safe storage of the spent nuclear fuel and waste at the sites until the DOE meets its obligation to remove the material from the sites.  Our share of the companies’ estimated costs are reflected on the Condensed Consolidated Balance Sheets as current and non-current regulatory assets and nuclear decommissioning liabilities.  These amounts are adjusted when revised estimates are provided.  At September 30, 2011, we had regulatory assets of $0.5 million for Maine Yankee, $3.7 million for Connecticut Yankee and $1.5 million for Yankee Atomic.  These estimated costs are being collected from customers through existing retail rate tariffs.  Total billings from the three companies amounted to $0.4 million in the third quarter and $1.1 million in the first nine months of 2011 and $0.3 million in the third quarter and $1 million in the first nine months of 2010. These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of Operations.

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

In 2006, the United States Court of Federal Claims issued judgment in the first phase of spent fuel litigation.  Maine Yankee was awarded $75.8 million in damages through 2002, Connecticut Yankee was awarded $34.2 million through 2001 and Yankee Atomic was awarded $32.9 million through 2001.  This decision was appealed in December 2006, and all three companies filed notices of cross appeals.  In August 2008, the United States Court of Appeals for the Federal Circuit reversed the award of damages and remanded the cases back to the trial court.  The remand directed the trial court to apply the acceptance rate in the 1987 annual capacity reports when determining damages.

A final ruling on the remanded case in favor of the three companies was issued on September 7, 2010.  Maine Yankee was awarded $81.7 million, Connecticut Yankee was awarded $39.7 million and Yankee Atomic was awarded $21.2 million.  The DOE filed an appeal on November 8, 2010 and the three Yankee companies filed cross-appeals on November 19, 2010.  Interest on the judgments does not start to accrue until all appeals have been decided.  Our share of the claimed damages of $3.2 million is based on our ownership percentages described above.  Oral arguments before the United States Court of Appeals for the Federal Circuit were scheduled to begin on November 7, 2011.

The Court of Federal Claims’ original decision established the DOE’s responsibility for reimbursing Maine Yankee for its actual costs through 2002 and Connecticut Yankee and Yankee Atomic for their actual costs through 2001.  These costs are related to the incremental spent fuel storage, security, construction and other expenses of the spent fuel storage installation.  Although the decision did not resolve the question regarding damages in subsequent years, the decision did support future claims for the remaining spent fuel storage installation construction costs.

On July 1, 2009, Maine Yankee, Connecticut Yankee and Yankee Atomic filed claimed costs for damages incurred for periods subsequent to the original case discussed above.  In this second phase of claims, Maine Yankee claimed $43 million since January 1, 2003 and Connecticut Yankee and Yankee Atomic claimed $135.4 million and $86.1 million, respectively since January 1, 2002.  For all three companies the damages were claimed through December 31, 2008.  The trial began October 11, 2011.

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

NOTE 5 - FINANCIAL INSTRUMENTS
The estimated fair value of financial instruments follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Power contract derivative assets (includes current portion)	$273	$273	$28	$28
Power contract derivative liabilities (includes current portion)	$2,052	$2,052	$0	$0

Long-term debt:
First mortgage bonds (includes current portion)	$187,500	$234,937	$167,500	$188,467
Industrial/Economic Development bonds	$40,800	$41,919	$40,800	$40,521
Credit facility borrowings	$3,981	$3,981	$13,695	$13,695

At September 30, 2011, our power-related derivatives consisted of FTRs and forward energy contracts.  There were no related unrealized gains or losses in the first nine months of 2011 or 2010.  For a discussion of the valuation techniques used for power contract derivatives see Note 6 - Fair Value - Power-related Derivatives below.

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

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund
Investments in securities:
Marketable equity securities	$1,554	$2,738		$4,292
Marketable debt securities
Corporate bonds		335		335
U.S. Government issued debt securities (Agency and Treasury)		998		998
State and municipal		28		28
Other		29		29
Total marketable debt securities		1,390		1,390
Cash equivalents and other		57		57
Total investments in securities	1,554	4,185		5,739
Restricted cash - long-term		8,208		8,208
Cash equivalents		981		981
Restricted cash		3,520		3,520
Power-related derivatives - current			$37	37
Power-related derivatives - long term			236	236
Total assets	$1,554	$16,894	$273	$18,721
Liabilities:
Power-related derivatives - current			$1,963	$1,963
Power-related derivatives - long term			89	$89
Total liabilities	$0	$0	$2,052	$2,052

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund
Investments in securities:
Marketable equity securities	$1,587	$2,776		$4,363
Marketable debt securities
Corporate bonds		350		350
U.S. Government issued debt securities (Agency and Treasury)		911		911
State and municipal		38		38
Other		36		36
Total marketable debt securities		1,335		1,335
Cash equivalents and other		44		44
Total investments in securities	1,587	4,155		5,742
Restricted cash - long-term		17,581		17,581
Cash equivalents	1,653			1,653
Restricted cash		5,903		5,903
Power-related derivatives - current			28	28
Total assets	$3,240	$27,639	$28	$30,907

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

We recognize transfers in and out of the fair value hierarchy levels at the end of the reporting period.  There were no transfers of equity and debt securities within the fair value hierarchy levels during the periods ended September 30, 2011 and 2010.

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

Power-related Derivatives We have historically had three types of derivative assets and liabilities: forward energy contracts, FTRs, and a power-related option contract.  At September 30, 2011, our derivatives consisted of forward energy contracts and FTRs.  At December 31, 2010, our derivatives consisted of FTRs only. Our primary valuation technique to measure the fair value of these derivative assets and liabilities is the income approach, which involves determining a present value amount based on estimated future cash flows.  However, when circumstances warrant, we may also use alternative approaches as described below to calculate the fair value for each type of derivative.  Since many of the valuation inputs are not observable in the market, we have classified our derivative assets and liabilities as Level 3.

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

Level 3 Changes There were no transfers into or out of Level 3 during the periods presented. The following table is a reconciliation of changes in the net fair value of power-related derivatives that are classified as Level 3 in the fair value hierarchy (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Balance as of beginning of period	$92	$2,829	$28	$254
Gains and losses (realized and unrealized)
Included in earnings	(117)	289	(127)	2,408
Included in Regulatory and other assets/liabilities	(1,844)	(106)	(1,785)	2,536
Purchases	0	0	20	0
Net settlements	90	(323)	85	(2,509)
Balance at September 30	$(1,779)	$2,689	$(1,779)	$2,689

At September 30, 2011, there were no realized gains or losses included in earnings attributable to the change in unrealized gains or losses related to derivatives still held at the reporting date.  This is due to our regulatory accounting treatment for all power-related derivatives.

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

In the third quarter of 2011, we had $0.1 million of realized gains and $0.1 million of realized losses.  The realized losses include small impairments associated with our equity securities; however, there were no permanent impairments or ‘credit losses’ associated with our debt securities.  There were also no non-credit loss impairments of our debt securities in the third quarter of 2011.

In the first nine months of 2011, we had $0.2 million of realized gains and $0.2 million of realized losses.  The realized losses include small impairments associated with our equity securities; however, there were no permanent impairments or ‘credit losses’ associated with our debt securities.  There were also no non-credit loss impairments of our debt securities in the first nine months of 2011.

For the third quarter of 2010, we had nominal realized gains and losses. The realized losses include minimal impairments associated with our equity securities.

For the first nine months of 2010, we had less than $0.1 million of realized gains and less than $0.1 million of realized losses. The realized losses include $0.1 million of impairments associated with our equity securities.  There were no non-credit loss impairments of our debt securities. In 2010, there were also no permanent impairments or ‘credit losses’ associated with our debt securities.

The fair values of these investments are summarized below (dollars in thousands):

	As of September 30, 2011
	Amortized	Unrealized	Unrealized	Estimated
Security Types	Cost	Gains	Losses	Fair Value
Marketable equity securities	$3,099	$1,193	$0	$4,292
Marketable debt securities
Corporate bonds	310	25	$0	335
U.S. Government issued debt securities (Agency and Treasury)	919	79	0	998
State and municipal	28	1	(1)	28
Other	28	1	0	29
Total marketable debt securities	1,285	106	(1)	1,390
Cash equivalents and other	57	0	0	57
Total	$4,441	$1,299	$(1)	$5,739

	As of December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
Security Types	Cost	Gains	Losses	Fair Value
Marketable equity securities	$3,075	$1,288		$4,363
Marketable debt securities
Corporate bonds	333	19	$(2)	350
U.S. Government issued debt securities (Agency and Treasury)	861	53	(3)	911
State and municipal	37	1		38
Other	35	1		36
Total marketable debt securities	1,266	74	(5)	1,335
Cash equivalents and other	44			44
Total	$4,385	$1,362	$(5)	$5,742

Information related to the fair value of debt securities at September 30, 2011 follows (dollars in thousands):

	Fair value of debt securities at contractual maturity dates
	Less than 1 year	1 to 5 years	5 to 10 years	After 10 years	Total
Debt Securities	$74	$265	$284	$767	$1,390

At September 30, 2011, the fair value of debt securities in an unrealized loss position was less than $0.1 million.  At December 31, 2010, the fair value of debt securities in an unrealized loss position was $0.2 million.

NOTE 8 – RESTRICTED CASH
At September 30, 2011, we had $10.5 million invested in a restricted cash account related to unreimbursed VEDA bond financing proceeds. The investments consist primarily of commercial paper.

The VEDA bond proceeds are held in trust and we access these bond proceeds as reimbursement for capital expenditures made under certain production, transmission, distribution and general facility projects financed by the bond issue.

As of September 30, 2011, we recorded $2.3 million of the restricted cash as a current asset on the Condensed Consolidated Balance Sheet, which represents expenses paid that are expected to be reimbursed at the next requisition date.  To date we have received reimbursements of $19.5 million.  We expect to receive reimbursements of the remaining proceeds held in trust by early 2012.

In September 2011, we received $1.1 million from Omya for the repayment obligation for the five-year rate phase-in plan of the former Vermont Marble customers, as specified in the acquisition agreement between CV and Omya.  As of September 30, 2011, the $1.1 million was included in the current portion of restricted cash.

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

The ESAM also provides for an exogenous effects provision.  Under this provision, we are allowed to defer the unexpected impact if in excess of $0.6 million, of changes in GAAP, tax laws, FERC or ISO-NE rules and major unplanned operation, maintenance costs, such as those due to major storms and other factors including loss of load not due to variations in heating and cooling temperatures.  In the third quarter of 2011, we deferred $8.6 million of costs related to Tropical Storm Irene and legislative and tax law changes.  We plan to file with the PSB by May 1, 2012, for recovery of these costs commencing on July 1, 2012 as provided by our alternative regulation plan.

By order dated March 3, 2011, the PSB approved amendments to the alternative regulation plan that: 1) extend its duration until December 31, 2013; 2) alter the methodology for implementing the non-power cost cap contained in the plan; 3) reset our allowed ROE to 9.45 percent; and 4) remove provisions no longer applicable to the provision of our services.

Using the methodology specified in our alternative regulation plan, our 2010 return on equity from the regulated portion of our business was 8.95 percent. We filed this calculation with the PSB in April 2011. No ESAM adjustment was required since this return was within 75 basis points of our 2010 allowed return on equity of 9.59 percent.  On May 20, 2011 the DPS notified the PSB that they agreed with our conclusion that an adjustment for the 2010 ESAM was not required.  On May 26, 2011 the PSB accepted our 2010 ESAM calculation.

The PCAM adjustment for the third quarter of 2011 was an under-collection of $0.3 million and was recorded as a current asset.  This under-collection will be collected from customers over the three months ending March 31, 2012. We filed a PCAM report with the PSB identifying this under-collection.  The PSB has not yet acted on this filing.

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

On November 1, 2011, we submitted a base rate filing for the rate year commencing January 1, 2012, as required by our alternative regulation plan.  The filing proposes an increase in base rates of $15.8 million or a 4.78 percent increase in retail rates, reflecting an allowed ROE of 9.17 percent.  Under our alternative regulation plan, the annual change in the non-power costs, as reflected in our base rate filing, is limited to any increase in the U.S. Consumer Price Index for the northeast, less a productivity adjustment that varies based upon the results of a comparison of certain cost metrics of the company with those of a benchmark group of U.S. electric utilities.  For the 2012 rate year, the productivity adjustment was 0.95 percent.  The non-power costs associated with the implementation of our Asset Management Plan and our CVPS SmartPower® project are excluded from the non-power cost cap.  Our 2012 forecasted non-power costs did not exceed the non-power cost cap.  The base rate filing will become effective January 1, 2012 unless suspended by the PSB.  We cannot predict the outcome of this matter at this time.

CVPS SmartPower® On October 27, 2009, the DOE announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer service enhancements and grid automation.  As a participant on Vermont’s smart grid stimulus application, we expect to receive a grant of over $31 million.

On April 15, 2010, we signed an agreement with the DOE for our portion of the Smart Grid stimulus grant and project and the agreement became effective April 19, 2010.  The agreement includes provisions for funding and other requirements.   We are eligible to receive reimbursement of 50 percent of our total project costs incurred since August 6, 2009, up to $31 million.  From the inception of the project through September 30, 2011, we have incurred $10.7 million of costs, of which $6.6 million were operating expenses and $4.1 million were capital expenditures.  In the third quarter of 2011, we recorded $3.1 million to various operating expenses and $4.2 million was recorded in the first nine months.

We have submitted requests for reimbursement of $5 million and have received $3.4 million to date, of which $1.1 million was received in 2011.

On July 19, 2011, we entered into a contract for the communications infrastructure in support of our advanced metering project.  The overall contract is approximately $6.2 million for which we are jointly and severally liable with another party.  Our share of the contract cost is approximately $3.9 million.  The contract calls for a $1.9 million initial payment with remaining payments for certain milestones to be made over a two-year period.  In August 2011, we made the initial payment of $1.9 million and submitted this payment to the DOE for 50 percent reimbursement.

Pending Merger with Gaz Métro Also, see Note 1 - Business Organization, Pending Merger with Gaz Métro, Regulatory approvals.

Regulatory Accounting Under the FASB’s guidance for regulated operations, we account for certain transactions in accordance with permitted regulatory treatment whereby regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered through future revenues.  In the event that we no longer meet the criteria under accounting for regulated operations and there is not a rate mechanism to recover these costs, we would be required to write off $11.4 million of regulatory assets (total regulatory assets of $38.1 million less pension and postretirement medical costs of $26.7 million), $11.1 million of other deferred charges - regulatory and $4.4 million of other deferred credits - regulatory.  This would result in a total charge to operations of $18.1 million on a pre-tax basis as of September 30, 2011.  We would be required to record pre-tax pension and postretirement costs of $26.4 million to Accumulated Other Comprehensive Loss and $0.3 million to Retained Earnings as reductions to stockholders’ equity.  We would also be required to determine any potential impairment to the carrying costs of deregulated plant.

Regulatory assets, certain other deferred charges and other deferred credits are shown in the table below (dollars in thousands).

	September 30, 2011	December 31, 2010

Regulatory Assets - Long-term Portion:
Pension and postretirement medical costs	$26,504	$27,959
Nuclear plant dismantling costs	4,227	5,383
Income taxes	4,662	4,480
Asset retirement obligations and other	725	730
Total Regulatory Assets -Long-term Portion	36,118	38,552

Regulatory Assets - Current Portion:
Pension and postretirement medical costs	235	0
Nuclear refueling outage costs - Millstone Unit #3	0	486
Nuclear plant dismantling costs	1,533	1,438
Asset retirement obligations and other	167	0
Total Regulatory Assets - Current Portion	1,935	1,924
Total Regulatory Assets	38,053	$40,476

Other Deferred Charges - Regulatory - Long-term Portion:
Unrealized loss on power-related derivatives	89	0
ESAM deferred costs	6,429	2,079
Environmental	497	0
Other	6	181
Total Other Deferred Charges - Regulatory - Long-term Portion	7,021	2,260

Other Deferred Charges - Regulatory - Current Portion:
Unrealized loss on power-related derivatives	1,963	0
ESAM deferred costs	2,143	2,078
Total Other Deferred Charges - Regulatory - Current Portion	4,106	2,078
Total Other Deferred Charges - Regulatory	$11,127	$4,338

Other Deferred Credits - Regulatory - Long-term Portion:
Asset retirement obligation - Millstone Unit #3	2,888	$3,009
Unrealized gains on power-related derivatives	0	0
CVPS SmartPower® grant reimbursements	222	222
Other	312	655
Total Other Deferred Credits - Regulatory - Long-term Portion:	3,422	3,886

Other Deferred Credits - Regulatory - Current Portion:
Unrealized gains on power-related derivatives	267	0
CVPS SmartPower® grant reimbursements	239	958
Other	427	150
Total Other Deferred Credits - Regulatory - Current Portion	933	1,108
Total Other Deferred Credits - Regulatory	$4,355	$4,994

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

NOTE 10 - POWER-RELATED DERIVATIVES
We are exposed to certain risks in managing our power supply resources to serve our customers, and we use derivative financial instruments to manage those risks.  The primary risk managed by using derivative financial instruments is commodity price risk.  Currently, our power supply forecast shows energy purchase and production amounts in excess of our load requirements through early 2012.  Because of this projected power surplus, we entered into one forward power sale contract for 2011.  The 2011 forward sale was initially structured as a physical sale of excess power.  In January 2011 the sale contract was renegotiated as a rate swap that settles financially.  We recently entered into a similar rate swap for the sale of excess power in January and February 2012.  We have concluded that neither the 2011 or 2012 rate swaps are derivatives, since a notional amount does not exist under the terms of either contract.

On occasion, we will forecast a temporary power supply shortage such as when Vermont Yankee becomes unavailable.  We typically enter into short-term forward power purchase contracts to cover a portion of these expected power supply shortages, which helps to reduce price volatility in our net power costs.  We recently entered into a 26-day purchase contract to cover the expected power supply shortage during the 2011 Vermont Yankee refueling outage, which ended November 3, 2011.  Our power supply forecast shows that in early 2012, when our long-term contract with Vermont Yankee expires, our load requirements will begin to exceed the level of energy we currently purchase and produce.  In July 2011, we also entered into two contracts to fill what would have been power supply shortages expected between April and December 2012.

In September 2011, in connection with the Vermont Marble acquisition, we assumed two forward purchase contracts.  The Vermont Marble contracts provide for nominal deliveries of physical power between September 2011 and December 2012, and we determined that these purchase contracts are derivatives.  We did not elect the “normal purchase, normal sale” exception for any of the 2011 and 2012 short-term power purchase contracts.

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

Outstanding power-related derivative contracts at are as follows:

	MWh (000s)
	September 30, 2011	December 31, 2010
Commodity
Forward Energy Purchase Contracts	593.7	0
Financial Transmission Rights	491.6	1958.3

We recognized the following amounts in the Condensed Consolidated Statements of Operations in connection with derivative financial instruments (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Net realized gains (losses) reported in operating revenues	$0	$284	$0	$2,984
Net realized gains (losses) reported in purchased power	(117)	5	(127)	(576)
Net realized gains (losses) reported in earnings	$(117)	$289	$(127)	$2,408

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

Certain of our power-related derivative instruments contain provisions for performance assurance that may include the posting of collateral in the form of cash or letters of credit, or other credit enhancements.  Our counterparties will typically establish collateral thresholds that represent credit limits, and these credit limits vary depending on our credit rating.  If our current credit rating were to decline, certain counterparties could request immediate payment and full, overnight ongoing collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at September 30, 2011 was $1.6 million, for which we were not required to post collateral since our issuer credit rating from Moody’s is Baa3.  If Moody’s were to lower our issuer credit rating to Ba1, we would be required to post $1 million of collateral with our counterparties, upon their request.   If our Moody’s credit rating were further lowered to Ba2, our counterparties could request an additional $0.6 million of collateral.   We had no derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2010.  For information concerning performance assurance, see Note 13 - Commitments and Contingencies - Performance Assurance.

NOTE 11 – LONG-TERM DEBT AND NOTES PAYABLE
Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated October 25, 2011 that expires on October 24, 2014.  This facility replaced a three-year, $40 million unsecured revolving credit facility that matured on November 2, 2011.  The Credit Agreement contains financial and non-financial covenants.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  At September 30, 2011, $3.5 million in letters of credit and $4 million in borrowings were outstanding under this credit facility.  At December 31, 2010, $13.7 million in loans and $5.5 million in letters of credit were outstanding under this credit facility.

Long-term Debt:  On June 15, 2011, we issued $40 million of First Mortgage 5.89 percent Bonds, Series WW and $20 million of this amount was used to redeem the Series SS Bonds.  The Series WW bonds were issued to one purchaser, in a private placement transaction, under a shelf facility that was put in place on February 4, 2011.  The Series WW bond issuance was planned when we entered into a commitment with the purchaser on July 15, 2010 to issue $40 million of first mortgage bonds at 5.89 percent on June 15, 2011 in a private placement transaction.  The remaining proceeds are being used for our capital expenditures and for other corporate purposes.  The shelf facility allows us to issue up to an additional $60 million of first mortgage bonds directly to the purchaser through December 31, 2012.  Neither party has any obligation to issue or purchase the additional $60 million first mortgage bonds available under the shelf facility.

NOTE 12 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The fair value of Pension Plan trust assets was $103.5 million at September 30, 2011 and $107.4 million at December 31, 2010. The unfunded accrued pension benefit obligation recorded on the Condensed Consolidated Balance Sheets was $19.5 million at September 30, 2011 and $21.1 million at December 31, 2010.

The fair value of Postretirement Plan trust assets was $18.4 million at September 30, 2011 and $18.4 million at December 31, 2010.  The unfunded accrued postretirement benefit obligation recorded on the Condensed Consolidated Balance Sheets was $6.1 million at September 30, 2011, and $6.8 million at December 31, 2010.

Components of net periodic benefit costs follow (dollars in thousands):

Pension Benefits	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Service cost	$1,142	$1,026	$3,426	$3,078
Interest cost	1,851	1,754	5,553	5,262
Expected return on plan assets	(2,120)	(2,063)	(6,360)	(6,189)
Amortization of prior service cost	104	107	312	321
Amortization of net actuarial loss	60	0	180	0
Net periodic benefit cost	1,037	824	3,111	2,472
Less amounts capitalized	202	187	644	505
Net benefit costs expensed	$835	$637	$2,467	$1,967

Postretirement Benefits	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Service cost	$198	$228	$594	$684
Interest cost	330	395	990	1,185
Expected return on plan assets	(357)	(301)	(1,071)	(903)
Amortization of transition obligation	64	64	192	192
Amortization of prior service cost	70	70	210	210
Amortization of net actuarial loss	51	242	153	726
Net periodic benefit cost	356	698	1,068	2,094
Less amounts capitalized	69	159	221	428
Net benefit costs expensed	$287	$539	$847	$1,666

Investment Strategy Our pension investment policy seeks to achieve sufficient growth to enable the Pension Plan to meet our future benefit obligations to participants, maintain certain funded ratios and minimize near-term cost volatility.  Current guidelines specify generally that approximately 38 percent of plan assets be invested in equity securities, 52 percent of plan assets be invested in debt securities and 10 percent of assets be invested in alternative investments.  The asset allocation guidelines will automatically adjust to predetermined levels as the plan’s funded status changes.  This approach is expected to reduce the risk of loss in the overall pension portfolio.  The debt securities are primarily comprised of long-duration bonds to match changes in plan liabilities.

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

Trust Fund Contributions:  In April 2011, we contributed $4.1 million to the pension trust fund and $0.2 million to the postretirement medical fund, and in June 2011 we contributed an additional $1.4 million to the postretirement medical fund.  In July 2010, we contributed $2.7 million to the pension trust fund and $3.3 million to the postretirement medical trust fund.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
Long-Term Power Purchases Vermont Yankee: We are purchasing our entitlement share of Vermont Yankee plant output through the VY PPA between Entergy-Vermont Yankee and VYNPC.  We have one secondary purchaser that receives less than 0.5 percent of our entitlement.  See Note 4 – Investments in Affiliates for additional information on the VY PPA.

Entergy-Vermont Yankee has no obligation to supply energy to VYNPC over its entitlement share of plant output, so we receive reduced amounts when the plant is operating at a reduced level, and no energy when the plant is not operating.  We purchase replacement energy as needed when the Vermont Yankee plant is not operating or is operating at reduced levels.  We typically acquire most of this replacement energy through forward purchase contracts and account for those contracts as derivatives.  Our total VYNPC purchases were $16 million for the third quarter and $50.2 million for the nine months ended September 30, 2011 and $16.5 million for the third quarter and $42.9 million for the nine months ended September 30, 2010.

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

Our contract for power purchases from VYNPC ends in March 2012, but there is a risk that we could lose this resource if the plant shuts down for any reason before that date, and its future beyond that date is uncertain. An early shutdown could cause our customers to lose the economic benefit of an energy volume of close to 50 percent of our total committed supply and we would have to acquire replacement power resources for approximately 40 percent of our estimated power supply needs.  While this has been a significant concern in the past, the ever-shortening span of time before the contract’s end and changes in the regional power market have decreased the risk the company might face.  The New England Market currently has a significant surplus of available energy and generating capacity, and due to significant reductions in natural gas prices, electrical energy is available at competitive rates. We are not able to predict whether there will be an early shutdown of the Vermont Yankee plant or whether the PSB would allow timely and full recovery of any costs related to such shutdown.

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

After the November election, Entergy announced it had begun pursuing a possible sale of the plant, apparently concluding that the plant had a better chance at remaining part of Vermont’s power supply under new ownership.  During this time, we vigorously engaged in contract talks with Entergy-Vermont Yankee for the specific purpose of increasing the chances the plant would continue to operate beyond 2012.  On March 29, 2011, Entergy announced its sale process had concluded unsuccessfully.  Consequently, the potential for state legislative and regulatory approval of continued plant operations is now, in our view, extremely low.  However, as discussed more fully below, Entergy-Vermont Yankee is seeking to operate the plant beyond March 21, 2012 without such approvals.

On March 10, 2011, the NRC voted 4-0 to approve the 20-year license extension through March 21, 2032 requested by Entergy-Vermont Yankee.  This approval removed the last federal-level regulatory requirement for relicensing of the Vermont Yankee station.

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

On July 18, 2011, the U.S. District Court for the District of Vermont denied Entergy-Vermont Yankee’s motion for a preliminary injunction to enjoin the state from enforcing Vermont statutes that would require Vermont Yankee to cease operations after March 21, 2012.  In denying the motion, the court expressly declined to issue a holding regarding Entergy’s likelihood of success on the merits but noted that Entergy raised serious questions regarding its Atomic Energy Act preemption claim, which warrant further briefing and a “full-dress” trial on the merits.  The court also took judicial notice that on June 28, 2011, Standard & Poor’s affirmed Entergy Corporation’s corporate credit and issue ratings but revised its credit outlook from “stable” to “negative.”

On July 25, 2011, Entergy announced that its board of directors approved the refueling scheduled for October 2011, despite uncertainty about whether the Vermont Yankee plant will continue operations after March 21, 2012.  The refueling period ended November 3, 2011.  We purchased replacement power for this expected outage as discussed below in Future Power Agreements.

During the week of September 12, 2011, the U.S. District Court for the District of Vermont held a trial on the merits of Entergy-Vermont Yankee’s complaint.  At the end of September 2011, both parties filed final briefs for the court to consider before making its decision, which is expected in November 2011.

We are evaluating the potential impact of the litigation on our financial statements and on our customers.  The outcome of this matter is uncertain at this time.

Hydro-Québec: We continue to purchase power under the Hydro-Québec VJO power contract.  The VJO power contract has been in place since 1987 and purchases began in 1990.  Related contracts were subsequently negotiated between us and Hydro-Québec, altering the terms and conditions contained in the original contract by reducing the overall power requirements and related costs.  The VJO power contract runs through 2020, but our purchases under the contract end in 2016.  The average level of deliveries under the current contract decreases by approximately 20 percent after 2012, and by approximately 84 percent after 2015.  Our total purchases under the VJO Power contract were $15.3 million for the third quarter and $46.6 million for the nine months ended September 30, 2011 and $15.7 million for the third quarter and $47.4 million for the nine months ended September 30, 2010.

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

There are specific contractual provisions providing that in the event any VJO member fails to meet its obligation under the contract with Hydro-Québec, the remaining VJO participants will “step-up” to the defaulting party’s share on a pro-rata basis.  As of September 30, 2011, our obligation is about 47 percent of the total VJO power contract through 2016, and represents approximately $242.8 million, on a nominal basis.

In accordance with FASB’s guidance for guarantees, we are required to disclose the “maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  Such disclosure is required even if the likelihood is remote.  With regard to the “step-up” provision in the VJO power contract, we must assume that all members of the VJO simultaneously default in order to estimate the “maximum potential” amount of future payments.  We believe this is a highly unlikely scenario given that the majority of VJO members are regulated utilities with regulated cost recovery.  Each VJO participant has received regulatory approval to recover the cost of this purchased power contract in its most recent rate applications.  Despite the remote chance that such an event could occur, we estimate that our undiscounted purchase obligation would be an additional $283 million for the remainder of the contract, assuming that all members of the VJO defaulted by October 1, 2011 and remained in default for the duration of the contract.  In such a scenario, we would then own the power and could seek to recover our costs from the defaulting members or our retail customers, or resell the power in the wholesale power markets in New England.  The range of outcomes (full cost recovery, potential loss or potential profit) would be highly dependent on Vermont regulation and wholesale market prices at the time.

Independent Power Producers:  We receive power from several IPPs.  These plants use water or biomass as fuel.  Most of the power comes through a state-appointed purchasing agent that allocates power to all Vermont utilities under PSB rules.  Our total purchases from IPPs were $4.7 million for the third quarter and $17.9 million for the first nine months of 2011 and $3.9 million for the third quarter and $16.1 million for the first nine months of 2010.

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

DOE Litigation Millstone:  We have a 1.7303 joint-ownership percentage in Millstone Unit #3, in which DNC is the lead owner with 93.4707 percent of the plant joint-ownership.  In January 2004 DNC filed, on behalf of itself and the two minority owners, including us, a lawsuit against the DOE seeking recovery of costs related to the storage of spent nuclear fuel arising from the failure of the DOE to comply with its obligations to commence accepting such fuel in 1998.  A trial commenced in May 2008.  On October 15, 2008, the United States Court of Federal Claims issued a favorable decision in the case, including damages specific to Millstone Unit #3.  The DOE appealed the court’s decision in December 2008.  On February 20, 2009, the government filed a motion seeking an indefinite stay of the briefing schedule. On March 18, 2009, the court granted the government’s request to stay the appeal.  On November 19, 2009, DNC filed a motion to lift the stay.  On April 12, 2010, the stay was lifted and a staggered briefing schedule was proposed, to which DNC has responded with a request to expedite the briefing schedule so that the appeals of all parties can be heard concurrently.

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

On June 30, 2011, DNC informed us that the DOE decided not to seek rehearing and instead wishes to pay the awarded damages.  A formal request to the DOE for payment has been made.  Payment is anticipated by the end of 2011.  Our share is approximately $0.2 million and will be credited to our retail customers.

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

The rights and obligations of the Buyers under the HQUS PPA, including payment of the contract price and indemnification obligations, are several and not joint or joint and several. Therefore, we shall have no responsibility for the obligations, financial or otherwise, of any other party to the HQUS PPA. The parties have also entered into related agreements, including collateral agreements between each Buyer and HQUS, a Hydro-Québec guaranty, an allocation agreement among the Buyers, and an assignment and assumption agreement between us and Vermont Marble, related to the acquisition.

The HQUS PPA will replace approximately 65 percent of the existing VJO power contract discussed above, which along with the VY PPA supply the majority of Vermont’s current power needs. The VJO power contract and the VY PPA expire within the next several years.

The obligations of HQUS and each Buyer are contingent upon the receipt of certain governmental approvals. On August 17, 2010, the Buyers filed a petition with the PSB asking for Certificates of Public Good under Section 248 of Title 30, Vermont Statutes Annotated. Technical hearings were held and final legal briefs were filed in the first quarter of 2011.  On April 15, 2011 the PSB issued an order approving the HQUS PPA.

Under the HQUS PPA, we are entitled to purchase an energy quantity of up to 5 MW from November 1, 2012 to October 31, 2015; 90.4 MW from November 1, 2015 to October 31, 2016; 101.4 MW from November 1, 2016 to October 31, 2020; 103.4 MW from November 1, 2020 to October 31, 2030; 112.8 MW from November 1, 2030 to October 31, 2035; and 27.4 MW from November 1, 2035 to October 31, 2038.  These quantities include assumption of Vermont Marble’s allocations as a result of our September 1, 2011 purchase of Vermont Marble.

Other Future Power Agreements:  On July 27, 2011, in cooperation with an energy management firm, we conducted a highly structured Internet auction that involved a dozen pre-screened northeastern generators and energy marketers.  When the bidding closed, we signed three contracts with an average price of approximately $47.50 per megawatt-hour, or 4.75 cents per kilowatt-hour.

Two of the contracts will fill the 2012 gap in our portfolio created by the end of our existing contract with Vermont Yankee.  One will supply energy 24 hours per day from April 1, 2012 through the end of the year, while the other will provide both peak and off-peak power during specific periods when we had remaining supply gaps next year. The third contract filled our energy needs during the planned Vermont Yankee refueling outage that ended November 3, 2011.

These purchase contracts will provide about 570,000 megawatt-hours of energy or about 20 percent of our power supply during the life of the contracts, for $27 million.

The contracts are for so-called “system power,” meaning they are not conditioned on the operation of individual power generation sources.

In September 2011, we used the auction process to sell small amounts of projected excess energy in the first two months of 2012.

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

At September 30, 2011, we had posted $4 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $3.5 million of which was represented by a letter of credit and $0.5 million of which was represented by cash and cash equivalents. At December 31, 2010, we had posted $6.6 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $5.5 million of which was represented by a letter of credit and $1.1 million of which was represented by cash and cash equivalents.

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

The total reserve for environmental matters was $0.7 million as of September 30, 2011 and $0.8 million as of December 31, 2010.  The reserve for environmental matters is included as current and long-term liabilities on the Condensed Consolidated Balance Sheets and represents our best estimate of the cost to remedy issues at these sites based on available information as of the end of the applicable reporting periods.  Below is a brief discussion of the significant sites for which we have recorded reserves.

Cleveland Avenue Property: The Cleveland Avenue property in Rutland, Vermont, was used by a predecessor to make gas from coal.  Later, we sited various operations there.  Due to the existence of coal tar deposits, PCB contamination and the potential for off-site migration, we conducted studies in the late 1980s and early 1990s to quantify the nature and extent of contamination and potential costs to remediate the site.  Investigation at the site continued, including work with the State of Vermont to develop a mutually acceptable solution.  In June 2010, both the VANR and the EPA approved separate remediation work plans for the manufactured gas plant and PCB waste at the site.  Remedial work started in August 2010 and concluded in early December 2010.  It was necessary to increase the reserve by $0.3 million in the first quarter of 2011.  In February 2011, we submitted a Construction Completion Report for the project to the EPA and VANR for review.  The report documented remedial construction and confirmatory sampling activities.  Some additional sitework including final grading and vegetation planting occurred during the third quarter.  As of September 30, 2011, there was no remaining obligation.

Brattleboro Manufactured Gas Facility: In the 1940s, we owned and operated a manufactured gas facility in Brattleboro, Vermont.  We ordered a site assessment in 1999 at the request of the State of New Hampshire.  In 2001, New Hampshire indicated that no further action was required, although it reserved the right to require further investigation or remedial measures.  In 2002, the VANR notified us that our corrective action plan for the site was approved.  As of September 30, 2011, our estimate of the remaining obligation is $0.5 million.

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

We met with the Town of Brattleboro in June 2011 and learned they expect to complete the gas plant site and waterfront project in 2011.  In late September, we agreed with the Town of Brattleboro on language for an Amended and Restated Grant of Environmental Restrictions for the gas plant property. Once Brattleboro officials sign and record this grant, we will contribute $0.2 million, which is our share of funding for the project.  Subsequently, we will reassess the reserve and need, if any, for a revised probabilistic cost estimate for site remediation.

Dover, New Hampshire, Manufactured Gas Facility: In 1999, PSNH contacted us about this site.  PSNH alleged that we were partially liable for cleanup, since the site was previously operated by Twin State Gas and Electric, which merged into CVPS on the same day that PSNH bought the facility.  In 2002, we reached a settlement with PSNH in which certain liabilities we might have had were assigned to PSNH in return for a cash settlement we paid based on completion of PSNH’s cleanup effort.  As of September 30, 2011, our estimate of the remaining obligation is less than $0.1 million.

Middlebury Lower Substation: By letter dated February 5, 2010, the VANR Sites Management Section informed us they require additional investigation of the soil contamination at the Middlebury Lower Substation.  This was a result of voluntarily submitted information from internal soil sampling that we completed in the fall of 2009.  The soil sampling showed elevated levels of TPH that required remediation.  The contaminated soil and concrete was removed in conjunction with the reconstruction of the substation.  As of September 30, 2011, our estimate of the remaining obligation is less than $0.1 million.

Salisbury Substation: We completed internal testing and found PCBs and TPH, in addition to small quantities of pesticides in the soil and concrete at this site.  The substation is located adjacent to the Salisbury hydroelectric power station.  It is scheduled to be retired and replaced during 2011.  Final results indicated that PCB, TPH and pesticide concentrations exceed state and federal regulatory limits at portions at the site.  We submitted a letter to the VANR Sites Management Section proposing that PCB remediation efforts would be sufficient mitigation for TPH and pesticide contamination, and proposed to collect soil samples for confirmatory testing of these compounds.  Remediation is expected to be completed in the fourth quarter of 2011.  As of September 30, 2011, our estimate of the remaining obligation is $0.2 million.

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

Leases and support agreements Operating Leases: We have two master lease agreements for vehicles and related equipment.  On October 30, 2009, we signed a vehicle lease agreement to finance many of the vehicles covered by a former agreement.  Our guarantee obligation under this lease will not exceed 8 percent of the acquisition cost. The maximum amount of future payments under this guarantee at September 30, 2011 is approximately $0.4 million. The total future minimum lease payments required for all lease schedules under this agreement at September 30, 2011 is $2.6 million.  As of September 30, 2011 there is no credit line in place for additions under this agreement. The total acquisition cost of all lease additions under this agreement at September 30, 2011 was $5.3 million.

On October 24, 2008, we entered into an operating lease for new vehicles and other related equipment.  Our guarantee obligation under this lease is limited to 5 percent of the acquisition cost.  The maximum amount of future payments under this guarantee is approximately $0.1 million.  The total future minimum lease payments required for all lease schedules under this agreement at September 30, 2011 is $1.8 million. As of September 30, 2011 there is no credit line in place for additions under this agreement.  The total acquisition cost of all lease additions under this agreement at September 30, 2011 was $2.9 million.

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

Legal Proceedings We are involved in legal and administrative proceedings, including civil litigation, in the normal course of business as well as a number of lawsuits relating to our pending merger agreement with Gaz Métro that are described in Note 1 – Business Organization, Litigation Related to Merger Agreement.  We are unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs or legal liabilities that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, we do not believe that it is probable that any such legal liability will have a material impact on our consolidated financial position.  It is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on our results of operations, financial condition or cash flows.

NOTE 14 – ACQUISITIONS
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

On February 25, 2011, we filed with the PSB an MOU between us, the DPS, the Town of Proctor and Omya, that resolves all the outstanding issues between the parties concerning our acquisition of Vermont Marble. We will be allowed recovery from customers of $27 million for the generating assets and the $1 million for the transmission and distribution assets.  The MOU also requires the creation of a so-called value sharing pool that provides for certain excess value we receive, if any, to be shared among our customers, Omya and our shareholders if energy market prices and hydro facility improvements create more value than anticipated for a period of 15 years following the closing date.   This will provide us with an opportunity to recover the $1.3 million not otherwise recovered in rates.

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

Included in the sale are rights to serve approximately 875 customers, including the Omya industrial facility, which became our single-largest customer representing approximately 6 percent of annual retail sales.

We plan to invest an estimated $20 million between 2012 and 2015 to upgrade the Vermont Marble facilities.

We acquired Vermont Marble to promote the general good of the state; the acquisition will create efficiencies that will benefit customers overall, and is consistent with the 2005 State of Vermont electric plan.

In the first nine months of 2011, we incurred $0.1 million of acquisition-related costs that were recorded in the Condensed Consolidated Statements of Operations.  On September 1, 2011, we closed on the transaction. The actual revenues of Vermont Marble from the acquisition date through September 30, 2011 were approximately $1.6 million.  If the Vermont Marble acquisition closed on January 1, 2010, the incremental revenues would have been $4 million and $12.2 million for the three and nine month periods ended September 30, 2010 and approximately $4.7 million and $14.2 million for the three and nine month periods ended September 30, 2011.

Our primary valuation technique to measure the fair value of the assets shown below at the acquisition date is based on the income approach.  This is due to the regulatory treatment of utility-related assets.

The fair value allocations of the Vermont Marble acquisition completed in the third quarter of 2011 are as follows (dollars in thousands):

Vermont Marble
Fair value of business combination:
Cash payments	$29,345
Total	$29,345

Identifiable assets acquired:
Utility plant, at original cost, net of accumulated depreciation	$29,081
Investments in affiliates	2
Accounts receivable, less allowance for uncollectible accounts ($17)	151
Other deferred charges - regulatory	658
Other deferred charges and other assets	111
Total	$30,003

Liabilities Assumed:
Power-related derivatives	$658
Total	$658

We are reporting the operations for this acquisition within the results of our CV-VT segment from the acquisition date.

Readsboro Electric Department:  On October 27, 2010, we signed a purchase and sale agreement with Readsboro.  The $0.4 million purchase price includes all of the assets of Readsboro including about 14 miles of distribution line and associated equipment, and the exclusive franchise Readsboro holds to serve its 310 customers.  On February 24, 2011 we, along with the DPS and Readsboro, filed a stipulation with the PSB that resolves the issues outstanding in our acquisition of Readsboro.  On July 8, 2011, the PSB issued an order approving the purchase and sale agreement, and issued a Certificate of Consent.  The PSB order does not allow us to recover the acquisition premium of $0.1 million, which is the amount above the net book value of $0.3 million, which approximates fair value.  We also assumed a nominal amount of liabilities.  On August 1, 2011, we closed on the transaction.

NOTE 15- SEGMENT REPORTING
Inter-segment revenues were a nominal amount in all periods presented.  The following table provides segment financial data for the three and nine months ended September 30 (dollars in thousands):

	CV-VT	Unregulated Companies	Reclassification & Consolidating Entries	Consolidated
Three Months Ended
September 30, 2011
Revenues from external customers	$88,051	$430	$(430)	$88,051
Net (loss) income	$(8,670)	$24		$(8,646)
Total assets at September 30, 2011	$749,100	$2,887	$(201)	$751,786

September 30, 2010
Revenues from external customers	$85,392	$438	$(438)	$85,392
Net income	$9,921	$69		$9,990
Total assets at December 31, 2010	$707,973	$3,019	$(246)	$710,746

Nine Months Ended
September 30, 2011
Revenues from external customers	$269,404	$1,280	$(1,280)	$269,404
Net income	$371	$144		$515
Total assets at September 30, 2011	$749,100	$2,887	$(201)	$751,786

September 30, 2010
Revenues from external customers	$256,336	$1,306	$(1,306)	$256,336
Net income	$15,456	$181		$15,637
Total assets at December 31, 2010	$707,973	$3,019	$(246)	$710,746

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

EXECUTIVE SUMMARY
The results of our operations for the third quarter of 2011 were a net loss of $8.6 million, or 65 cents per diluted share of common stock, and net income of $0.5 million, or 2 cents per diluted share for the first nine months of 2011.  This compares to consolidated earnings for the third quarter of 2010 of $10 million, or 79 cents per diluted share of common stock, and $15.6 million, or $1.27 cents per diluted share for the first nine months of 2010.  The primary drivers of the year-over-year earnings variances are described below.

Tropical Storm Irene:  On August 28, 2011, Tropical Storm Irene severely impacted the northeast, including our service territory, resulting in approximately 73,000 CVPS customer outages.  In preparation for the storm, we secured outside utility and tree crews from as far away as Illinois, Missouri, Texas and Canada, and we restored power to our last customer on September 2, 2011.  As of September 30, 2011, estimated storm costs were $9.9 million and we had $0.9 million of related capital expenditures.  Of the $9.9 million costs, $8.8 million were deferred and will be recovered in future rates, beginning on July 1, 2012, under the exogenous cost provision of our alternative regulation plan.  See Results of Operations below for more discussion about the impact on our financial statements.

Pending merger-related costs: As of September 30, 2011, we incurred $26.6 million in merger-related costs, or $1.17 after tax per diluted share of common stock.

We discuss the pending Merger with Gaz Métro, our financial initiatives and the risks facing our business in more detail below.

Acquisitions:  This quarter, we also expanded our service territory and acquired the Readsboro Electric Department and Vermont Marble Power Division of Omya, Inc.  See Liquidity, Acquisitions below for additional information.

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

Regulatory Approvals: On September 2, 2011, CVPS, Danaus Vermont Corp., Northern New England Energy Corporation, for itself and as agent for Gaz Métro and the direct and indirect upstream parents of Gaz Métro, GMP, and Vermont Low Income Trust for Electricity, Inc. filed a petition with the PSB for approval of the proposed merger announced by the companies on July 12, 2011.  The PSB established a review schedule, beginning with a workshop held on October 14, 2011 and a public hearing on November 1, 2011.

In addition, we made other regulatory filings seeking approval of the proposed merger, including with the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, the Federal Trade Commission, Federal Communications Commission, New York State Public Service Commission, New Hampshire Public Utilities Commission, and the Maine Public Utility Commission.  On September 26, 2011, in connection with the Hart Scott-Rodino filing, the Federal Trade Commission granted early termination of the statutory waiting period, which effectively allows us to continue planning for the proposed merger.

Shareholder Approval:  On September 29, 2011, CVPS held a Special Meeting of Shareholders (“Special Meeting”), in Rutland, Vermont.  The shareholders approved the Agreement and Plan of Merger, effective as of July 11, 2011, in a non-binding advisory vote and approved the change-in-control payments related to the merger.  Over 75 percent of the outstanding shares of the company were represented at the meeting, and of those, more than 97 percent voted in support of the sale.

Reimbursement of Termination Fee:  On September 29, 2011, as a result of the approval by the company’s shareholders of the merger, Gaz Métro reimbursed CVPS for the full amount of the Fortis Termination Payment of $17.5 million plus expenses of FortisUS Inc. of $2 million.  Such reimbursement was required pursuant to the terms of CVPS’s Merger Agreement with Gaz Métro.

Under the Merger Agreement, CVPS is required to repay the amount of such reimbursement to Gaz Métro in the event the Merger Agreement is terminated because of either the issuance of an order or injunction prohibiting the merger (other than as a result of the action by a governmental entity with respect to required regulatory approvals) or the breach by CVPS of its representations, warranties or covenants contained in the Merger Agreement.  If the Merger Agreement is terminated for any other reason, CVPS is not required to repay such amount to Gaz Métro. While CVPS believes it is unlikely that the Merger Agreement will be terminated on a basis giving rise to a requirement to repay Gaz Métro and, accordingly, believes that the likelihood of such repayment is remote, the final accounting for the reimbursement cannot be determined until the Merger is either completed or terminated.  Accordingly, the reimbursement has been recorded as an Other Current Liability until that time.

Terminated Merger Agreement with Fortis On May 27, 2011, CVPS, FortisUS Inc., Cedar Acquisition Sub Inc., a direct wholly owned subsidiary of Fortis (“Merger Sub”) and Fortis Inc., the ultimate parent of Fortis (“Ultimate Parent”), entered into an Agreement and Plan of Merger (the “Fortis Merger Agreement”).

On July 11, 2011, prior to entering into the Merger Agreement with Gaz Métro, CVPS terminated the Fortis Merger Agreement.  In accordance with the Fortis Merger Agreement, on July 12, 2011, CVPS paid FortisUS Inc. $19.5 million (the “Fortis Termination Payment”), including the termination fee of $17.5 million and expenses of FortisUS Inc. of $2 million. These amounts have been recorded to Other deductions on the Condensed Consolidated Statement of Operations in the three-month period ended September 30, 2011. The Merger Agreement with Gaz Métro required Gaz Métro to reimburse CVPS for its payment of the Fortis Termination Payment immediately following the approval of the Merger Agreement by CVPS shareholders. It also provides that CVPS will be required to reimburse Gaz Métro for the full amount of the Fortis Termination Payment if the Merger Agreement is terminated under certain circumstances.

Vendor claim: In June 2011, following our announcement of the Fortis Merger Agreement, we received notice of a claim for up to $4.8 million from a former financial advisor, related to the pending merger.  We have assessed the claim and do not believe that any amount is owed.

Litigation Related to Merger Agreement On or about June 2, 2011, a lawsuit captioned David Raul v. Lawrence Reilly, et al., Civil Division Docket No. 377-6-11-RDCV, was filed in the Superior Court of Vermont, Rutland Unit against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants FortisUS Inc. and one of its affiliates.  The Raul complaint, which purported to be brought on behalf of a class consisting of the public stockholders of CVPS, alleged that CVPS’s directors breached their fiduciary duties by entering into the Fortis Merger Agreement for a price that is alleged to be unfair, as the result of a process alleged to be unfair and inadequate, with material conflicts of interest and so as to benefit themselves, and including no-solicitation, matching rights and termination fee provisions alleged to be designed to ensure that no competing offers would emerge for CVPS.  The Raul complaint also included a claim of aiding and abetting against CVPS and the Fortis entities.   The Raul complaint sought, among other things, injunctive relief against the proposed transaction with Fortis as well as other equitable relief, damages and attorneys’ fees and costs.  On June 23, 2011, following the announcement of an offer received from Gaz Métro, David Raul filed an amended class action complaint repeating his earlier allegations and claims but also referring to this development and claiming that the CVPS Board should terminate the Fortis Merger Agreement and negotiate a new deal with Gaz Métro.

On or about June 17, 2011 and June 20, 2011, two additional complaints (Civil Division Docket Nos. 417-6-11-RDCV and 425-6-11-RDCV, respectively) were filed in the Superior Court of Vermont, Rutland Unit, containing claims and allegations similar to those in the original Raul complaint and seeking similar relief on behalf of the same putative class.  These complaints were filed, respectively, by IBEW Local 98 Pension Fund and by Adrienne Halberstam, Jacob Halberstam and Sarah Halberstam.

On July 13, 2011, a lawsuit captioned Howard Davis v. Central Vermont Public Service, et al., Case No. 5:11-CV-181 was filed in the United States District Court for the District of Vermont against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants Gaz Métro Limited Partnership and one of its affiliates.  The Davis complaint, which purported to be brought on behalf of a class consisting of the public stockholders of CVPS, alleged that CVPS’s directors breached their fiduciary duties by, among other things, allegedly failing to undertake an adequate sales process prior to the Fortis Merger Agreement, entering into the Merger Agreement with Gaz Métro at an unfair price and pursuant to an unfair process, engaging in self-dealing, and by including various “deal protection devices” in the Merger Agreement.  The Davis complaint also included a claim for aiding and abetting against CVPS and the Gaz Métro entities. The Davis complaint sought injunctive relief and other equitable relief against the proposed transaction with Gaz Métro, as well as attorneys’ fees and costs.

On July 22, 2011, the Halberstam plaintiffs in the state case filed an amended complaint in the Vermont Superior Court, Rutland Unit, which added Gaz Métro Limited Partnership and one of its affiliates as defendants in addition to the defendants named in the original complaint.  The amended complaint contained claims and allegations similar to those in the Davis complaint and sought similar relief.

On August 2, 2011, an Amended Class Action Complaint was filed in the Davis action reiterating the previous claims of breaches of fiduciary duty and adding claims that the Company’s proxy materials regarding the merger are materially misleading and/or incomplete in various respects, in alleged violation of fiduciary duties and the federal securities laws. The Amended Class Action Complaint in the Davis action seeks injunctive and other equitable relief against the proposed transaction with Gaz Métro, damages, and attorneys’ fees and costs.

On or about August 17, 2011, the three cases pending in the Superior Court of Vermont were consolidated by court order, in accordance with a stipulation that had been filed by the parties.  The court also entered orders stating that defendants need only respond to a consolidated amended complaint to be filed, denying a motion for expedited discovery that had been brought by the plaintiffs, and staying all discovery until the legal sufficiency of a consolidated amended complaint could be determined.

On August 23, 2011, IBEW moved for leave to file a consolidated amended complaint in the state court proceedings.  The proposed consolidated amended complaint contained claims for breach of fiduciary duty against the members of the CVPS Board of Directors in connection with both the Fortis Merger Agreement and the subsequent Gaz Métro Merger Agreement, including claims that the proxy materials provided in connection with the proposed shareholder vote on the Gaz Métro merger were misleading and/or incomplete, and that the CVPS Board had violated its fiduciary duties.  The proposed consolidated amended complaint also contains claims for aiding and abetting fiduciary breaches against CVPS and Gaz Métro.  The proposed consolidated amended complaint seeks, among other relief, an injunction against consummation of the Gaz Métro merger and damages, including but not limited to damages allegedly resulting from CVPS’s payment of a termination fee in connection with the termination of the Fortis Merger Agreement.

On September 1, 2011, plaintiff in the Davis action filed a motion seeking a preliminary injunction against the September 29, 2011 shareholder vote that was scheduled in connection with the proposed Gaz Métro merger.  On September 16, 2011, defendants in the Davis action filed motions to dismiss the Amended Class Action Complaint.

On September 19, 2011, CVPS and the other defendants in the Davis action entered into a memorandum of understanding with the Davis plaintiff regarding an agreed in principle class-wide settlement of the Davis action, subject to court approval.  In the memorandum of understanding, the parties agreed that CVPS would make certain disclosures to its shareholders relating to the proposed merger, in addition to the information contained in the initial Proxy Statement, in exchange for a settlement of all claims.  Pursuant to the memorandum of understanding, CVPS subsequently issued a Supplemental Proxy statement that included the additional disclosures. The parties to the Davis action have informed the court of the memorandum of understanding and will be seeking court approval of the proposed settlement. The parties to the MOU reserved their rights with respect to the determination of plaintiffs’ attorneys fees, if any, when our settlement agreement is reviewed by the court.

Meanwhile, a putative class action complaint captioned IBEW Local 98 Pension Fund, Adrienne Halberstam, Jacob Halberstam, Sarah Halberstam, and David Raul v. Central Vermont Public Service, et al., Case No. 5:11-CV-222 was filed in the United States District Court for the District of Vermont against CVPS, Gaz Métro, and members of the CVPS Board of Directors.  This federal IBEW complaint, dated September 15, 2011, contains claims of breach of fiduciary duty and inadequate proxy statement disclosures that are substantially similar to those contained in the proposed consolidated amended complaint filed by the same plaintiffs in the Superior Court of Vermont.    The federal IBEW complaint also included allegations of violations of the Securities Exchange Act of 1934.

On October 14, 2011, CVPS and the other defendants filed motions to dismiss the federal IBEW complaint.

RETAIL RATES AND ALTERNATIVE REGULATION
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

The ESAM also provides for an exogenous effects provision.  Under this provision, we are allowed to defer the unexpected impact if in excess of $0.6 million, of changes in GAAP, tax laws, FERC or ISO-NE rules and major unplanned operation, maintenance costs, such as those due to major storms and other factors including loss of load not due to variations in heating and cooling temperatures.  In the third quarter of 2011, we deferred $8.6 million of costs related to Tropical Storm Irene and legislative tax law changes.  We plan to file with the PSB by May 1, 2012, for recovery of these costs commencing on July 1, 2012 as provided by our alternative regulation plan.

By order dated March 3, 2011, the PSB approved amendments to the alternative regulation plan that: 1) extend its duration until December 31, 2013; 2) alter the methodology for implementing the non-power cost cap contained in the plan; 3) reset our allowed ROE to 9.45 percent; and 4) remove provisions no longer applicable to the provision of our services.

Using the methodology specified in our alternative regulation plan, our 2010 return on equity from the regulated portion of our business was 8.95 percent. We filed this calculation with the PSB in April 2011. No ESAM adjustment was required since this return was within 75 basis points of our 2010 allowed return on equity of 9.59 percent.  On May 20, 2011 the DPS notified the PSB that they agreed with our conclusion that an adjustment for the 2010 ESAM was not required.  On May 26, 2011 the PSB accepted our 2010 ESAM calculation.

The PCAM adjustment for the third quarter of 2011 was an under-collection of $0.3 million and was recorded as a current asset.  This under-collection will be collected from customers over the three months ending March 31, 2012. We filed a PCAM report with the PSB identifying this under-collection.  The PSB has not yet acted on this filing.

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

On November 1, 2011, we submitted a base rate filing for the rate year commencing January 1, 2012, as required by our alternative regulation plan.  The filing proposes an increase in base rates of $15.8 million or a 4.78 percent increase in retail rates, reflecting an allowed ROE of 9.17 percent.  Under our alternative regulation plan, the annual change in the non-power costs, as reflected in our base rate filing, is limited to any increase in the U.S. Consumer Price Index for the northeast, less a productivity adjustment that varies based upon the results of a comparison of certain cost metrics of the company with those of a benchmark group of U.S. electric utilities.  For the 2012 rate year, the productivity adjustment was 0.95 percent.  The non-power costs associated with the implementation of our Asset Management Plan and our CVPS SmartPower® project are excluded from the non-power cost cap.  Our 2012 forecasted non-power costs did not exceed the non-power cost cap.  The base rate filing will become effective January 1, 2012 unless suspended by the PSB.  We cannot predict the outcome of this matter at this time.

CVPS SmartPower® On October 27, 2009, the DOE announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer service enhancements and grid automation.  As a participant on Vermont’s smart grid stimulus application, we expect to receive a grant of over $31 million.

On April 15, 2010, we signed an agreement with the DOE for our portion of the Smart Grid stimulus grant and project and the agreement became effective April 19, 2010.  The agreement includes provisions for funding and other requirements.   We are eligible to receive reimbursement of 50 percent of our total project costs incurred since August 6, 2009, up to $31 million.  From the inception of the project through September 30, 2011, we have incurred $10.7 million of costs, of which $6.6 million were operating expenses and $4.1 million were capital expenditures.  In the third quarter of 2011, we recorded $3.1 million to various operating expenses and $4.2 million was recorded in the first nine months.

We have submitted requests for reimbursement of $5 million and have received $3.4 million to date, of which $1.1 million was received in 2011.

On July 19, 2011, we entered into a contract for the communications infrastructure in support of our advanced metering project.  The overall contract is approximately $6.2 million for which we are jointly and severally liable with another party.  Our share of the contract cost is approximately $3.9 million.  The contract calls for a $1.9 million initial payment with remaining payments for certain milestones to be made over a two-year period.  In August 2011, we made the initial payment of $1.9 million and submitted this payment to the DOE for 50 percent reimbursement.

Pending Merger with Gaz Métro  Also, see Pending Merger, Regulatory approvals above.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS
Cash Flows At September 30, 2011, we had cash and cash equivalents of $1.7 million compared to $3.9 million at September 30, 2010.

Our primary sources of cash in 2011 were from our electric utility operations, distributions received from affiliates, income tax refunds, reimbursements from restricted cash of debt-financed project costs, borrowings under our revolving credit facility, net proceeds from the issuance of long-term debt and the Fortis Termination Payment reimbursement from Gaz Métro.  Our primary uses of cash in 2011 included the Fortis Termination Payment and merger-related costs, acquisitions of Vermont Marble and Readsboro utility property, capital expenditures, common and preferred stock dividend payments, repayments of borrowings under our revolving credit facility and long-term debt, employee benefit plan funding, and working capital requirements.

Operating Activities: Operating activities provided $41.7 million in cash in the first nine months of 2011, compared to $38 million in 2010.  The increase of $3.7 million was primarily due to: a $19.5 million Termination Payment reimbursement from Gaz Métro, a $4.6 million increase in net income tax refunds; a $3.2 million increase in distributions received from affiliates; a $1.1 million recovery of bad debt expense and a $10.7 million increase in working capital and other operating activities.  This was partially offset by a $19.5 million Termination Payment to Fortis, a $6.5 million decrease in special deposits and restricted cash, including a $5.4 million decrease in special deposits in 2010 due to replacing purchased power cash collateral with a letter of credit, a decrease of $7.1 million used for merger-related costs, and a decrease of $2.3 million related to major storm costs.

At September 30, 2011, our retail customers’ accounts receivable over 60 days totaled $2.7 million compared to $2.6 million at December 31, 2010, which was an increase of 3.2 percent.

Investing Activities: Investing activities used $43.7 million in the first nine months of 2011, compared to $21.6 million in 2010.  The increase of $22.1 million used is due to: an increase of $29.7 million for the acquisition of Vermont Marble and Readsboro utility property, an increase of $6.4 million for construction and plant expenditures.  The majority of the construction and plant expenditures were for system reliability, performance improvements and customer service enhancements, partially offset by $13 million of reimbursements of restricted cash related to capital projects, and a $0.9 million increase in reimbursements from the DOE relating to the CVPS SmartPower® project.

Financing Activities: Financing activities provided $1 million in the first nine months of 2011, compared to a use of $14.5 million in 2010.  The increase of $15.6 million is due to: a $40 million increase in long-term borrowings, and a $13.6 million decrease in net credit facility repayments partially offset by a $20 million increase in repayment of long-term debt, a $0.9 million increase in common stock dividends paid, and a $17.1 million decrease in net proceeds from the issuance of common stock.

Transco Based on current projections, Transco expects to need additional equity capital periodically beginning in 2012, but its projections are subject to change based on a number of factors, including revised construction estimates, timing of project approvals from regulators, and desired changes in its equity-to-debt ratio.  While we have no obligation to make additional investments in Transco, which are subject to available capital and appropriate regulatory approvals, we continue to evaluate investment opportunities on a case-by-case basis.  We are currently considering additional investments of approximately $21 million in 2012, $0 in 2013, $23.3 million in 2014 and $24 million in 2015, but the timing and amounts depend on the factors discussed above and the amounts invested by other owners.

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

Included in the sale are rights to serve approximately 875 customers, including the Omya industrial facility, which became our single-largest customer representing approximately six percent of annual retail sales.

We plan to invest an estimated $20 million between 2012 and 2015 to upgrade the Vermont Marble facilities.

We acquired Vermont Marble to promote the general good of the state; the acquisition will create efficiencies that will benefit customers overall, and is consistent with the 2005 State of Vermont electric plan.

In the first nine months of 2011, we incurred $0.1 million of acquisition-related costs that were recorded in the Condensed Consolidated Statements of Operations.  On September 1, 2011, we closed on the transaction. The actual revenues of Vermont Marble from the acquisition date through September 30, 2011 were approximately $1.6 million.  If the Vermont Marble acquisition closed on January 1, 2010, the incremental revenues would have been $4 million and $12.2 million for the three and nine month periods ended September 30, 2010 and approximately $4.7 million and $14.2 million for the three and nine month periods ended September 30, 2011.

Readsboro Electric Department:  On October 27, 2010, we signed a purchase and sale agreement with Readsboro.  The $0.4 million purchase price includes all of the assets of Readsboro including about 14 miles of distribution line and associated equipment, and the exclusive franchise Readsboro holds to serve its 310 customers.  On February 24, 2011 we, along with the DPS and Readsboro, filed a stipulation with the PSB that resolves the issues outstanding in our acquisition of Readsboro.  On July 8, 2011, the PSB issued an order approving the purchase and sale agreement, and issued a Certificate of Consent.    The PSB order does not allow us to recover the acquisition premium of $0.1 million, which is the amount above the net book value of $0.3 million, which approximates fair value.  We also assumed a nominal amount of liabilities.  On August 1, 2011, we closed on the transaction.

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

Cash Flow Risks Based on our current cash forecasts, we will require outside capital in addition to cash flow from operations and our unsecured revolving credit facilities to fund our business over the next few years.  Upheaval in the global capital markets could negatively impact our ability to obtain outside capital on reasonable terms.  If we were ever unable to obtain needed capital, we would re-evaluate and prioritize our planned capital expenditures and operating activities.  In addition, an extended unplanned Vermont Yankee plant outage or similar event could significantly impact our liquidity due to the potentially high cost of replacement power and performance assurance requirements arising from purchases through ISO-NE or third parties.  While this has been a significant concern in the past, the ever-shortening span of time before the contract’s end and changes in the regional power market have decreased any risk we may face.  The New England market has a significant surplus of available energy, due to the significant reductions in natural gas prices and electrical energy is available at competitive rates.  An extended unplanned Vermont Yankee plant outage could involve cost recovery under the PCAM but in general would not be expected to materially impact our financial results, if the costs are recovered in retail rates in a timely fashion.

Other material risks to cash flow from operations include: loss of retail sales revenue from unusual weather; slower-than-anticipated load growth and unfavorable economic conditions; significant storm recovery costs; increases in net power costs largely due to lower-than-anticipated margins on sales revenue from excess power or an unexpected power source interruption; required prepayments for power purchases; and increases in performance assurance requirements.  It is important to note, however, that our alternative regulation plan allows for recovery of costs related to exogenous events such as significant storm damage and, additionally, sets bands around the earnings in our regulated business, which ensures, in part, that they will not fall below prescribed levels relative to our allowed ROE. See Retail Rates and Alternative Regulation above for additional information related to mechanisms designed to mitigate our utility-related risks.

Global Economic Conditions We expect to have access to liquidity in the capital markets when needed at reasonable rates.  We have access to a $40 million unsecured revolving credit facility and a $15 million unsecured revolving credit facility with two different lending institutions.  We also have a shelf facility directly with a potential bond purchaser under which we can issue up to $60 million of additional first mortgage bonds to them, though they have no obligation to purchase such bonds.  However, sustained turbulence in the global credit markets could limit or delay our access to capital.  As part of our enterprise risk management program, we routinely monitor our risks by reviewing our investments in and exposure to various firms and financial institutions.

Financing Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated October 25, 2011 that expires on October 24, 2014.  This facility replaced a three-year, $40 million unsecured revolving credit facility that matured on November 2, 2011.  The Credit Agreement contains financial and non-financial covenants.  Our obligations under the Credit Agreement are guaranteed by our wholly owned, unregulated subsidiaries, C.V. Realty and CRC.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  At September 30, 2011, $3.5 million in letters of credit and $4 million in borrowings were outstanding under this credit facility.

We also have a three-year, $15 million unsecured revolving credit facility with a different lending institution pursuant to a Credit Agreement dated December 22, 2010 that expires in December 2013.  This facility replaced a 364-day, $15 million unsecured revolving credit facility that matured on December 29, 2010.  The purpose and obligation under this credit agreement are the same as described above.  At September 30, 2011, there were no loans or letters of credit outstanding under this credit facility.  We have not used this facility for borrowings or letters of credit during the first nine months of 2011.

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

Covenants:  Our long-term debt indentures, letters of credit, credit facilities and articles of association contain financial covenants.  The most restrictive financial covenants include maximum debt to total capitalization of 65 percent, and minimum mortgage bond interest coverage of 2.0 times.  At September 30, 2011, we were in compliance with all financial covenants related to our various debt agreements, articles of association, letters of credit, credit facilities and material agreements.

Capital Commitments Our business is capital-intensive because annual construction expenditures are required to maintain the distribution system.  As of September 30, 2011, capital expenditures were $27.4 million.

Capital expenditures for the years 2011 to 2014 are expected to range from $42 million to $69 million annually, including an estimated total of more than $60 million for CVPS SmartPower® over the four-year period.  A portion of this CVPS SmartPower® project total will be funded by the Smart Grid Stimulus Grant and this grant has reduced the 2011 to 2014 estimated spending range above.  Further discussion of the Smart Grid Stimulus Grant can be found above in Retail Rates and Alternative Regulation - CVPS SmartPower®.

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

On July 19, 2011, we entered into a contract for the communications infrastructure in support of our advanced metering project.  The overall contract is approximately $6.2 million for which we are jointly and severally liable with another party.  Our share of the contract cost is approximately $3.9 million.  The contract calls for a $1.9 million initial payment with remaining payments for certain milestones to be made over a two-year period.  In August 2011, we made the initial payment of $1.9 million and submitted this payment to the DOE for 50 percent reimbursement.

Long-term Debt:  On June 15, 2011, we issued $40 million of First Mortgage 5.89 percent Bonds, Series WW and $20 million was used to redeem the Series SS Bonds.  See Financing above for additional information.

Merger Transaction Costs:  During the first nine months of 2011, we incurred merger-related costs of $26.6 million related to the merger agreements with Fortis and Gaz Métro.  We estimate additional costs of $1.1 million in the last quarter of 2011 and $4.5 million during the first six months of 2012.

See Pending Merger above for additional information related to a $19.5 million payment we made to Fortis in July 2011, related to the terminated merger agreement fees and expenses, and subsequent reimbursement from Gaz Métro.

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

Future Liquidity Needs In order to meet our expected levels of capital expenditures and investments in affiliates we expect to need outside capital over the next few years.

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

At September 30, 2011, we had posted $4 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $3.5 million of which was represented by a letter of credit and $0.5 million of which was represented by cash and cash equivalents. At December 31, 2010, we had posted $6.6 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $5.5 million of which was represented by a letter of credit and $1.1 million of which was represented by cash and cash equivalents.

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

Off-balance-sheet arrangements We do not use off-balance-sheet financing arrangements, such as securitization of receivables, nor obtain access to assets through special purpose entities.  We have $11.1 million of unsecured letters of credit related to our CDA and VIDA revenue bonds and a $3.5 million letter of credit issued under our $40 million unsecured revolving credit facility.  We also have outstanding a $30 million issue of first mortgage bonds, Series VV as security for the $30 million VEDA bonds.  Until the third quarter of 2010, we leased most vehicles and related equipment under operating lease agreements; however, in the later part of 2010, we started to purchase most vehicles and related equipment.  These operating lease agreements are described in Note 13 - Commitments and Contingencies.

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

Legal Proceedings: We are involved in legal and administrative proceedings, including civil litigation, in the normal course of business as well as a number of lawsuits relating to our pending merger agreement with Gaz Métro that are described above in Pending Merger, Litigation Related to Merger Agreement.  We are unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs or legal liabilities that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, we do not believe that it is probable that any such legal liability will have a material impact on our consolidated financial position.  It is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on our results of operations, financial condition or cash flows.  Also, see “Item 1. Legal Proceedings”.

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

Power Supply Risk: Our contract for power purchases from VYNPC ends in March 2012, but there is a risk that the plant could be shut down earlier than expected if Entergy-Vermont Yankee determines that it is not economical to continue operating the plant, or due to environmental concerns. While this has been a significant concern in the past, the ever-shortening span of time before the contract’s end and changes in the regional power market have decreased the risk the company might face.  The New England Market currently has a significant surplus of available energy and generating capacity, and due to significant reductions in natural gas prices, electrical energy is available at competitive rates.  Hydro-Québec contract deliveries through our current contract end in 2016, with the average level of deliveries decreasing by approximately 19 percent after 2012, and by approximately 84 percent after 2015.  In August 2010, we signed a new contract for ongoing Hydro-Québec supplies and it was approved by the PSB in April 2011.  We continue to seek out other power sources but there is a risk that future sources available may not be as reliable and the price of such replacement power could be significantly higher than what we have in place today.  However, we have been planning for the expiration of these contracts for several years, and a robust effort, described further below, is in place to ensure a safe, reliable, environmentally beneficial and relatively affordable energy supply going forward.  See Power Supply Matters, below.

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

Market Risk: See Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

RESULTS OF OPERATIONS
The following is a detailed discussion of the results of operations for the third quarter and first nine months of 2011.  This should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this report.

Results of Operations for the third quarter of 2011 decreased $18.6 million, or $1.44 per diluted share of common stock, compared to the same period in 2010.  Results of Operations for the first nine months of 2011 decreased $15.1 million, or $1.25 per diluted share of common stock, compared to the same period in 2010.

The table that follows provides a reconciliation of the primary year-over-year variances in diluted EPS for the third quarter and first nine months of 2011 versus 2010.  The (loss) earnings per diluted share for each variance shown below are non-GAAP measures:

Reconciliation of Earnings (Losses) Per Diluted Share
	Third Quarter	First Nine Months
	2011 vs. 2010	2011 vs. 2010
2010 Earnings per diluted share	$0.79	$1.27

Major Statement of Operations Variances:
Higher operating revenue - retail sales volume	0.02	0.06
Merger-related fees	(1.03)	(1.17)
2010 Exogenous cost deferral, net of costs incurred (major storm in February 2010)	(0.16)	0.00
Variable life insurance	(0.06)	(0.03)
Property taxes
Other (includes impact of additional common shares, income tax adjustments, and various items)	(0.21)	(0.11)
2011 (Loss) earnings per diluted share	$(0.65)	$0.02

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

	Three months ended September 30				Nine months ended September 30
	Revenues				Revenues
	(in thousands)		MWh Sales		(in thousands)		MWh Sales
	2011	2010	2011	2010	2011	2010	2011	2010
Residential	$37,874	$36,243	234,642	242,076	$116,793	$108,718	735,210	728,369
Commercial	30,482	29,023	219,687	222,655	87,067	82,240	622,811	627,342
Industrial	9,759	8,002	106,816	90,987	28,108	24,967	292,973	274,281
Other	528	498	1,651	1,645	1,571	1,488	4,891	4,874
Total retail sales	78,643	73,766	562,796	557,363	233,539	217,413	1,655,885	1,634,866
Resale sales	4,973	8,299	142,180	172,659	22,412	26,622	574,399	555,963
Provision for rate refund	1,318	18	0	0	4,876	2,344	0	0
Other operating revenues	3,117	3,309	0	0	8,577	9,957	0	0
Total operating revenues	$88,051	$85,392	704,976	730,022	$269,404	$256,336	2,230,284	2,190,829

2011 vs. 2010
Operating revenues increased by $2.7 million for the third quarter and $13.1 million for the first nine months of 2011 compared to the same period in 2010 due to the following factors:
▪
Retail sales increased $4.9 million for the third quarter and $16.1 million for the first nine months of 2011 resulting primarily from a 7.46 percent base rate increase effective January 1, 2011 and the acquisition of Vermont Marble on September 1, 2011, including the Omya industrial facility, our single-largest customer representing approximately 6 percent of retail sales.  In the third quarter, higher usage from Omya was offset by lower customer usage due to a cooler summer and the impacts of Tropical Storm Irene.  In the first nine months, higher customer usage was due to Omya sales and the colder winter and spring weather.

▪
Resale sales decreased $3.3 million for the third quarter and $4.2 million for the first nine months of 2011 due to lower 2011 contract prices associated with the sale of our excess energy and lower volume available for resale due to higher retail load.

▪
The provision for rate refund increased $1.3 million for the third quarter and $2.5 million for the first nine months of 2011 primarily due to over- or under-collections of power, production and transmission costs as defined by the power cost adjustment clause of our alternative regulation plan.  This increase included the favorable impact of $4.9 million of net deferrals and refunds in 2011 vs. the favorable impact of $2.3 million of net deferrals and refunds in 2010.

▪	Other operating revenues decreased $0.2 million for the third quarter and $1.3 million for the first nine months of 2011 mostly due to a higher level of mutual aid for other utilities in 2010.

Operating Expenses Operating expenses increased $6.9 million in the third quarter and $13.5 in the first nine months of 2011 as compared to 2010.  Significant variances in operating expenses on the Condensed Consolidated Statements of Operations as described below.

Purchased Power - affiliates and other: Purchased power expense and volume are summarized below:

	Three Months Ended September 30				Nine Months Ended September 30
	Purchases				Purchases
	(in thousands)		MWh purchases		(in thousands)		MWh purchases
	2011	2010	2011	2010	2011	2010	2011	2010
VYNPC	$15,993	$16,469	364,415	381,879	$50,156	$42,858	1,143,843	1,004,045
Hydro-Quebec	15,323	15,701	226,463	239,308	$46,560	47,449	699,933	728,773
Independent Power Producers	4,696	3,899	39,795	31,314	$17,921	16,056	150,268	135,290
Subtotal long-term contracts	36,012	36,069	630,673	652,501	114,637	106,363	1,994,044	1,868,108
Other purchases	1,671	4,861	10,903	40,212	$3,681	13,716	13,327	146,276
Reserve for loss on power contract	(299)	(299)	0	0	$(897)	(897)	0	0
Nuclear decommissioning	354	348	0	0	$1,059	1,031	0	0
Other	125	130	0	0	$513	(175)	0	0
Total purchased power	$37,863	$41,109	641,576	692,713	$118,993	$120,038	2,007,371	2,014,384

2011 vs. 2010
Purchased power expense decreased $3.2 million for the third quarter and $1 million for the first nine months of 2011 compared to the same period in 2010 due to the following factors:
▪
Purchased power costs under long-term contracts decreased $0.1 million in the third quarter and increased $8.3 million in the first nine months of 2011, due primarily to higher output at the Vermont Yankee plant and increased purchases from Independent Power Producers.

▪	Other purchases decreased $3.2 million in the third quarter and $10 million in the first nine months of 2011 due to lower capacity costs and decreased volumes.
▪	Nuclear decommissioning costs are associated with our ownership interests in Maine Yankee, Connecticut Yankee and Yankee Atomic. These costs are based on FERC-approved tariffs.
▪
Other costs decreased by less than $0.1 million in the third quarter and increased $0.7 million in the first nine months of 2011. These Other costs are amortizations and deferrals based on PSB-approved regulatory accounting, including those for incremental energy costs related to Millstone Unit #3 scheduled refueling outages and deferrals for our share of nuclear insurance refunds received by VYNPC.

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

The increase of $6.1 million for the third quarter and $8.6 million for the first nine months was principally due to higher VTA billings due to higher cost of service and specific facility charges, partially offset by higher NOATT reimbursements under the VTA.

Other operation: These expenses are related to operating activities such as customer accounting, customer service, administrative and general activities, regulatory deferrals and amortizations and other operating costs incurred to support our core business.  The decrease of $4.7 million for the third quarter and the decrease of $2.4 million in the first nine months were primarily due to $8.6 million of exogenous costs recorded in the third quarter of 2011 vs. $3.6 million of exogenous costs recorded in the third quarter of 2010, and $3.2 million of lower net regulatory deferrals and amortizations recorded in the first nine months.

Maintenance:  These expenses are associated with maintaining our electric distribution system and include costs of our jointly owned generation and transmission facilities.  The increase of $10.7 million for the third quarter and the increase of $8.8 million in the first nine months were largely due to higher service restoration costs in 2011 vs. major storms in 2010.

Income tax (benefit) expense: Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.  The effective combined federal and state income tax rate for 2011 is 50.3 percent compared to 39.9 percent for 2010.  The variance includes the impact of low pre-tax earnings in 2011 combined with a $0.2 million unfavorable prior year true-up recorded in 2011, and the impact of the PPACA, as modified by the Health Care and Education Reconciliation Act, which represented 7 percent of the 2010 effective tax rate.

Other Income and Other Deductions These items are related to the non-operating activities of our utility business and the operating and non-operating activities of our non-regulated businesses through CRC.  CRC’s earnings were less than $0.1 million for the third quarter and $0.1 million for the first nine months of 2011 compared to less than $0.1 million for the third quarter and $0.2 million for the first nine months of 2010. Significant variances in line items that comprise other income and other deductions on the Condensed Consolidated Statements of Operations are described below.

Equity in earnings of affiliates:  These are earnings on our equity investments including VELCO, Transco and VYNPC.  The increase of $1.5 million for the third quarter and $4.9 million for the first nine months of 2011 versus 2010 is principally due to the return on the $34.9 million investment that we made in Transco in December 2010.

Other deductions: The increase of $23.9 million in the third quarter and $26.6 in the first nine months of 2011 is primarily related to a $19.5 million termination payment to Fortis Inc., $6.6 million of expenses for outside counsel and investment advisors, related to the merger agreements with Fortis and Gaz Métro, and $0.4 million of lower income for the first nine months of 2011 versus 2010 from variable life insurance policies.

Income tax expense:   Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.

Interest on long-term debt:  The increase of $0.7 million in the third quarter and $1.5 million in the first nine months of 2011 is principally due to interest on long-term debt from bond issuances in December 2010 and in June 2011, and repayment of long-term debt in June 2011.

POWER SUPPLY MATTERS
Power Supply Management Our power supply portfolio includes a mix of baseload, dispatchable resources and intermittent resources.  These resources serve our retail electric load requirements and wholesale obligations. We manage our power supply portfolio by attempting to optimize the economic value of these resources and create a balance between our power supplies and load obligations.

Our power supply management philosophy is to strike a balance between cost and risk.  We strive to minimize power costs while keeping liquidity risks at conservative levels.  Risk mitigation strategies are built around minimizing both forward price risks and operational risks while limiting the potential for both our collateral exposure and inefficient deployment of capital.  Other risks are mitigated by the power and transmission cost recovery process contained in the PCAM (see Retail Rates and Alternative Regulation). We also seek to reduce net power costs and mitigate price risks through limited wholesale transactions primarily to sell excess energy and to occasionally cover anticipated energy shortfalls.  FTR auctions provide us with opportunities to economically hedge our exposure to congestion charges that result from transmission system constraints between generator resources and load areas. FTRs are awarded to successful bidders in periodic auctions that are administered by ISO-NE.

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

Hydro-Québec: We continue to purchase power under the Hydro-Québec VJO power contract.  The VJO power contract has been in place since 1987 and purchases began in 1990.  Related contracts were subsequently negotiated between us and Hydro-Québec, altering the terms and conditions contained in the original contract by reducing the overall power requirements and related costs.  The VJO power contract runs through 2020, but our purchases under the contract end in 2016.  The average level of deliveries under the current contract decreases by approximately 20 percent after 2012, and by approximately 84 percent after 2015.

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

The rights and obligations of the Buyers under the HQUS PPA, including payment of the contract price and indemnification obligations, are several and not joint or joint and several. Therefore, we shall have no responsibility for the obligations, financial or otherwise, of any other party to the HQUS PPA. The parties have also entered into related agreements, including collateral agreements between each Buyer and HQUS, a Hydro-Québec guaranty, an allocation agreement among the Buyers, and an assignment and assumption agreement between us and Vermont Marble, related to the acquisition.

The HQUS PPA will replace approximately 65 percent of the existing VJO power contract discussed above, which along with the VY PPA supply the majority of Vermont’s current power needs. The VJO power contract and the VY PPA expire within the next several years.

The obligations of HQUS and each Buyer are contingent upon the receipt of certain governmental approvals. On August 17, 2010, the Buyers filed a petition with the PSB asking for Certificates of Public Good under Section 248 of Title 30, Vermont Statutes Annotated. Technical hearings were held and final legal briefs were filed in the first quarter of 2011.  On April 15, 2011 the PSB issued an order approving the HQUS PPA.

Under the HQUS PPA, we are entitled to purchase an energy quantity of up to 5 MW from November 1, 2012 to October 31, 2015; 90.4 MW from November 1, 2015 to October 31, 2016; 101.4 MW from November 1, 2016 to October 31, 2020; 103.4 MW from November 1, 2020 to October 31, 2030; 112.8 MW from November 1, 2030 to October 31, 2035; and 27.4 MW from November 1, 2035 to October 31, 2038.  These quantities include assumption of Vermont Marble MW allocations as a result of our September 1, 2011 purchase of Vermont Marble.

Other Future Power Agreements:  On July 27, 2011, in cooperation with an energy management firm, we conducted a highly structured Internet auction that involved a dozen pre-screened north-eastern generators and energy marketers.  When the bidding closed, we signed three contracts with an average price of approximately $47.50 per megawatt-hour, or 4.75 cents per kilowatt-hour.

Two of the contracts will fill the 2012 gap in our portfolio created by the end of our existing contract with Vermont Yankee.  One will supply energy 24 hours per day from April 1, 2012 through the end of the year, while the other will provide both peak and off-peak power during specific periods when we had remaining supply gaps next year. The third contract filled our energy needs during the planned Vermont Yankee refueling that ended November 3, 2011.

These purchase contracts will provide about 570,000 megawatt-hours of energy or about 20 percent of our power supply during the life of the contracts, for $27 million.

The contracts are for so-called “system power,” meaning they are not conditioned on the operation of individual power generation sources.

In September 2011, we used the auction process to sell small amounts of projected excess energy in the first two months of 2012.

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

On July 25, 2011, Entergy announced that its board of directors approved the refueling scheduled for October 2011, despite uncertainty about whether the Vermont Yankee plant will continue operations after March 21, 2012.  The refueling period ended November 3, 2011.  We purchased replacement power for this expected outage as discussed below in Future Power Agreements.

During the week of September 12, 2011, the U.S. District Court for the District of Vermont held a trial on the merits of Entergy-Vermont Yankee’s complaint.  At the end of September 2011, both parties filed final briefs for the court to consider before making its decision, which is expected in November.

We are evaluating the potential impact of the litigation on our financial statements and on our customers.  The outcome of this matter is uncertain at this time.

TRANSMISSION MATTERS
On September 30, 2011, the Commonwealth of Massachusetts filed a complaint with the FERC pursuant to sections 206 and 306 of the Federal Power Act.  The complaint was filed on behalf of various parties, including the DPS, and named various New England transmission owners and ISO-NE.  The complainants are seeking an order from the FERC to reduce the 11.14 percent base return on equity used in calculating formula rates for transmission service under the ISO-NE open access transmission tariff to a level of 9.2 percent, claiming that the formula rates are unjust and unreasonable.  The complainants further request that the FERC: 1) institute paper hearing procedures to investigate the Base ROE and establish a just and reasonable equity return to be reflected in rates for transmission service provided by the New England transmission owners under the ISO-NE open access transmission tariff; 2) establish the earliest possible refund effective date (i.e., the date of complaint), consistent with FERC policy; and 3) direct ISO-NE to make refunds reflecting the difference between transmission rates reflecting an 11.14 percent Base ROE and rates reflecting a just and reasonable Base ROE.  We are unable to predict the outcome of this matter at this time or the potential impact on our financial statements; however we recover the majority of our share of any higher costs under the quarterly PCAM adjustment, included in our alternative regulation plan.

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

The 2011 Legislature also instructed the DPS to update the state’s energy plan, and, in doing so, to recommend whether Vermont’s SPEED law should be replaced by a more traditional Renewable Portfolio Standard.  In September 2011, the DPS issued a Public Review DRAFT 2011 of the Comprehensive Energy Plan for review and comment. The plan addresses Vermont’s energy future for electricity, thermal energy, transportation, and land use.

Under the draft plan, which will be updated based on public input, the state intends to set Vermont on a path to obtain 90 percent of its energy in all energy sectors from renewable sources by mid-century.  This goal is based on a state desire to virtually eliminate Vermont’s reliance on oil by mid-century “by moving toward enhanced efficiency measures, greater use of clean, renewable sources for electricity, heating, and transportation, and electric vehicle adoption, while increasing our use of natural gas and biofuel blends where nonrenewable fuels remain necessary.”  The plan has generated significant public comment.  The formal comment period ended November 4, 2011 and a final version of the plan is expected to be released in the near future.

In a separate process, also as required by the 2011 Legislature, the PSB recently issued its “Study on Renewable Energy Requirements.”  In that report, the PSB recommends that, by 2033, 1) 10 percent of Vermont’s overall electric portfolio be met with new small-scale renewable distributed generation; 2) 40 percent of Vermont’s overall electric portfolio be met through existing renewable electricity; and 3) 25 percent of Vermont’s overall load be met through new renewable energy, and that utilities be required to retire renewable energy credits starting in 2014.

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

On February 24, 2010, the SEC issued a statement of its position regarding global accounting standards.  Among other things, the SEC stated that it has directed its staff to execute a work plan, which will include consideration of IFRS as it exists today and after the completion of various convergence projects currently under way between U.S. and international accounting standards-setters.  By the end of 2011, the SEC is expected to provide an update on their work plan.  If the SEC determines in 2011 to move forward with IFRS, the first time that U.S. companies would report under such a system would be no earlier than 2015.  Since we are an accelerated filer, we would be required to adopt IFRS in 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Power-related derivatives We account for some of our power contracts as derivatives under FASB’s guidance for derivatives and hedging.  Additional information regarding derivatives is presented in Part II, Note 6, Fair Value and Part II, Note 10, Power-Related Derivatives. Also, see our 2010 Form 10K, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates, and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.  There have been no material changes to the market price sensitivity information through September 30, 2011.

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

Equity Market Risk As of September 30, 2011, our pension trust held marketable equity securities of $38.8 million, our postretirement medical trust funds held marketable equity securities of $10.5 million, our Millstone Unit #3 decommissioning trust held marketable equity securities of $4.3 million and our Rabbi Trust held variable life insurance policies with underlying marketable equity securities of $2.3 million.  These equity investments experienced mixed performance through September 30, 2011 and positive performance in 2010.  Also see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Note 12 - Pension and Postretirement Medical Benefits for additional information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the company, under the supervision and with participation of our Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2011.  Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2011, the company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Litigation Related to Merger Agreement: On or about June 2, 2011, a lawsuit captioned David Raul v. Lawrence Reilly, et al., Civil Division Docket No. 377-6-11-RDCV, was filed in the Superior Court of Vermont, Rutland Unit against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants FortisUS Inc. and one of its affiliates.  The Raul complaint, which purported to be brought on behalf of a class consisting of the public stockholders of CVPS, alleged that CVPS’s directors breached their fiduciary duties by entering into the Fortis Merger Agreement for a price that is alleged to be unfair, as the result of a process alleged to be unfair and inadequate, with material conflicts of interest and so as to benefit themselves, and including no-solicitation, matching rights and termination fee provisions alleged to be designed to ensure that no competing offers would emerge for CVPS.  The Raul complaint also included a claim of aiding and abetting against CVPS and the Fortis entities.   The Raul complaint sought, among other things, injunctive relief against the proposed transaction with Fortis as well as other equitable relief, damages and attorneys’ fees and costs.  On June 23, 2011, following the announcement of an offer received from Gaz Métro, David Raul filed an amended class action complaint repeating his earlier allegations and claims but also referring to this development and claiming that the CVPS Board should terminate the Fortis Merger Agreement and negotiate a new deal with Gaz Métro.

On or about June 17, 2011 and June 20, 2011, two additional complaints (Civil Division Docket Nos. 417-6-11-RDCV and 425-6-11-RDCV, respectively) were filed in the Superior Court of Vermont, Rutland Unit, containing claims and allegations similar to those in the original Raul complaint and seeking similar relief on behalf of the same putative class.  These complaints were filed, respectively, by IBEW Local 98 Pension Fund and by Adrienne Halberstam, Jacob Halberstam and Sarah Halberstam.

On July 13, 2011, a lawsuit captioned Howard Davis v. Central Vermont Public Service, et al., Case No. 5:11-CV-181 was filed in the United States District Court for the District of Vermont against CVPS and members of the CVPS Board of Directors.  The lawsuit also named as defendants Gaz Métro Limited Partnership and one of its affiliates.  The Davis complaint, which purported to be brought on behalf of a class consisting of the public stockholders of CVPS, alleged that CVPS’s directors breached their fiduciary duties by, among other things, allegedly failing to undertake an adequate sales process prior to the Fortis Merger Agreement, entering into the Merger Agreement with Gaz Métro at an unfair price and pursuant to an unfair process, engaging in self-dealing, and by including various “deal protection devices” in the Merger Agreement.  The Davis complaint also included a claim for aiding and abetting against CVPS and the Gaz Métro entities. The Davis complaint sought injunctive relief and other equitable relief against the proposed transaction with Gaz Métro, as well as attorneys’ fees and costs.

On July 22, 2011, the Halberstam plaintiffs in the state case filed an amended complaint in the Vermont Superior Court, Rutland Unit, which added Gaz Métro Limited Partnership and one of its affiliates as defendants in addition to the defendants named in the original complaint.  The amended complaint contained claims and allegations similar to those in the Davis complaint and sought similar relief.

On August 2, 2011, an Amended Class Action Complaint was filed in the Davis action reiterating the previous claims of breaches of fiduciary duty and adding claims that the Company’s proxy materials regarding the merger are materially misleading and/or incomplete in various respects, in alleged violation of fiduciary duties and the federal securities laws. The Amended Class Action Complaint in the Davis action seeks injunctive and other equitable relief against the proposed transaction with Gaz Métro, damages, and attorneys’ fees and costs.

On or about August 17, 2011, the three cases pending in the Superior Court of Vermont were consolidated by court order, in accordance with a stipulation that had been filed by the parties.  The court also entered orders stating that defendants need only respond to a consolidated amended complaint to be filed, denying a motion for expedited discovery that had been brought by the plaintiffs, and staying all discovery until the legal sufficiency of a consolidated amended complaint could be determined.

On August 23, 2011, IBEW moved for leave to file a consolidated amended complaint in the state court proceedings.  The proposed consolidated amended complaint contained claims for breach of fiduciary duty against the members of the CVPS Board of Directors in connection with both the Fortis Merger Agreement and the subsequent Gaz Métro Merger Agreement, including claims that the proxy materials provided in connection with the proposed shareholder vote on the Gaz Métro merger were misleading and/or incomplete, and that the CVPS Board had violated its fiduciary duties.  The proposed consolidated amended complaint also contains claims for aiding and abetting fiduciary breaches against CVPS and Gaz Métro.  The proposed consolidated amended complaint seeks, among other relief, an injunction against consummation of the Gaz Métro merger and damages, including but not limited to damages allegedly resulting from CVPS’s payment of a termination fee in connection with the termination of the Fortis Merger Agreement.

On September 1, 2011, plaintiff in the Davis action filed a motion seeking a preliminary injunction against the September 29, 2011 shareholder vote that was scheduled in connection with the proposed Gaz Métro merger.  On September 16, 2011, defendants in the Davis action filed motions to dismiss the Amended Class Action Complaint.

On September 19, 2011, CVPS and the other defendants in the Davis action entered into a memorandum of understanding with the Davis plaintiff regarding an agreed in principle class-wide settlement of the Davis action, subject to court approval.  In the memorandum of understanding, the parties agreed that CVPS would make certain disclosures to its shareholders relating to the proposed merger, in addition to the information contained in the initial Proxy Statement, in exchange for a settlement of all claims.  Pursuant to the memorandum of understanding, CVPS subsequently issued a Supplemental Proxy statement that included the additional disclosures. The parties to the Davis action have informed the court of the memorandum of understanding and will be seeking court approval of the proposed settlement. The parties to the MOU reserved their rights with respect to the determination of plaintiffs’ attorneys fees, if any, when our settlement agreement is reviewed by the court.

Meanwhile, a putative class action complaint captioned IBEW Local 98 Pension Fund, Adrienne Halberstam, Jacob Halberstam, Sarah Halberstam, and David Raul v. Central Vermont Public Service, et al., Case No. 5:11-CV-222 was filed in the United States District Court for the District of Vermont against CVPS, Gaz Métro, and members of the CVPS Board of Directors.  This federal IBEW complaint, dated September 15, 2011, contains claims of breach of fiduciary duty and inadequate proxy statement disclosures that are substantially similar to those contained in the proposed consolidated amended complaint filed by the same plaintiffs in the Superior Court of Vermont.    The federal IBEW complaint also included allegations of violations of the Securities Exchange Act of 1934.

On October 14, 2011, CVPS and the other defendants filed motions to dismiss the federal IBEW complaint.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part Ι “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

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

We have risks associated with the negative effects of the U.S. debt downgrade, which initially had an adverse effect on financial markets.  On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+.  On August 8, 2011, S & P also downgraded the long-term credit ratings of U. S. government sponsored enterprises.  We are unable to predict the long-term impact on such markets and the impact on the fair value of our investments in pension and postretirement medical trust funds, our Millstone Unit #3 decommissioning trust fund and our Rabbi Trust variable life insurance policies.

We have risks associated with our transmission costs and we could be exposed to higher transmission costs from our affiliate, Transco that could be material.   Under the VTA, Transco’s costs are offset by credits under the NOATT for certain high voltage transmission facilities they own and for certain services they provide.  Transco is also reimbursed for the costs of certain facilities they own that benefit specific Vermont utilities.  Net Transco costs are billed to Vermont utilities under the VTA.  A decrease in Transco’s regional network service revenues could increase costs for Vermont utilities.  We recover the majority of our share of any higher costs under the PCAM adjustment, included in our alternative regulation plan.

While regional cost-sharing greatly reduces our costs related to qualifying Vermont transmission facilities, we pay our share of the costs of all new and existing NOATT-qualifying facilities located throughout New England.

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
10.67
Credit Agreement dated as of October 25, 2011 between Central Vermont Public Service Corporation, as Borrower and KeyBank National Association, as Lender. (incorporate by reference to Exhibit 10.67 to the Company’s Form 8-K filed with the SEC on October 26, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)

By	/s/ Pamela J. Keefe
Pamela J. Keefe
Sr. Vice President, Chief Financial Officer, and Treasurer

Dated November 8, 2011