Form 10-K/A
period 2011-12-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2012-04-30
CIK 18808

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non affiliates of the registrant as of June 30, 2011 (2nd quarter) was approximately $321,686,306 (based on the $36.15 per share closing price of the Company’s Common Stock, $6 Par Value, as reported on the New York Stock Exchange on June 30, 2011).  In determining who are affiliates of the Company for purposes of computation, it is assumed that directors, officers, and other persons who held on December 31, 2011, more than 5 percent of the issued and outstanding Common Stock of the Company are “affiliates” of the Company.  The characterization of such directors, officers, and other persons as affiliates is for the purposes of this computation only and should not be construed as a determination or admission for any other purpose.

On February 29, 2012 there were outstanding 13,479,392 shares of voting Common Stock, $6 Par Value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2012.

On February 27, 2012 our Board of Directors determined to postpone the 2012 Annual Meeting of Stockholders (“Annual Meeting”) because of the pendency of the transactions contemplated under the Merger Agreement.  As such, items 10, 11, 12, 13, and 14 which were historically provided in a proxy statement in connection with the Annual Meeting are being provided in this Amendment.

No other changes have been made to the Form 10-K.  This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements about Central Vermont. The Securities and Exchange Commission, which we refer to in the Annual Report on Form 10-K/A as the Securities and Exchange Commission or the SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. These statements may be made directly in this Annual Report on Form 10-K/A and they may also be made a part of this Annual Report on Form 10-K/A by reference to other documents filed by us with the Securities and Exchange Commission, which is known as “incorporation by reference.”

Statements contained in this Annual Report on Form 10-K/A that are not historical fact are forward-looking statements intended to qualify for the safe-harbors from the liability established by the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed in such forward-looking statements include: the occurrence of any event, effect or change that could give rise to a termination of the definitive agreement entered into with Gaz Métro; the outcome of any legal proceedings that may be instituted against CV and others following announcement of the agreement; the inability to complete the transaction due to the failure to satisfy conditions to the completion of the transaction, including the receipt of certain regulatory approvals; risks that the proposed transaction disrupts current plans and operations and creates potential difficulties in employee retention; and the amount of the costs, fees, expenses and charges related to the transaction.

These and other risk factors are detailed in Central Vermont’s SEC filings. Central Vermont cannot predict the outcome of any of these matters; accordingly, there can be no assurance that such indicated results will be realized. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this Annual Report on Form 10-K/A. Central Vermont does not undertake any obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K/A.

For additional information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please see the filings and reports that we make with the SEC as described under “Where You Can Find More Information.”

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Information with respect to the directors, the Audit Committee of the Board of Directors, the Audit Committee financial experts, the Corporate Governance (Nominating) Committee, and the Compensation Committee follows.

Director Qualifications

The process for identifying and evaluating nominees for the Board of Directors is initiated by conducting an evaluation of critical needs based on the present and future strategic objectives of the Company and the specific skills required for the Board of Directors as a whole and for each Board committee.  A review of the Board of Directors annual evaluation of the full Board and its committees provides guidance to the Corporate Governance Committee which reports to the full Board with a recommendation on the size and composition of the Board.  If necessary, the Corporate Governance Committee recommends steps to be taken so that the Board reflects the appropriate balance of experience, knowledge, skills, expertise, and diversity required for the Board of Directors as a whole and its committees.

In conducting a review of the Corporate Governance Committee’s recommendations, the Board may consider age, experience, ability and qualifications, independence from our Company management and such other factors as it deems appropriate given the current needs of our Company.  Current members of the Board with skills and experience relevant to the Company’s strategic objectives and who are willing to continue in service are considered for re-nomination.

Biographical and Business Experience of Directors

The following is the biographical and business information about the current directors whose terms will continue to the 2012 Annual Meeting, including age, principal occupation, public company directorships, and business experience during the past five years as well as relevant qualifications, key attributes, experience, and skills.

Directors of the Registrant

ROBERT L. BARNETT, 71, retired as Executive Vice President of Motorola, Inc. in 2005. He previously served as President and Chief Executive Officer, Commercial, Governmental and Industrial Solutions Sector, and President, Land Mobile Products Sector, of Motorola, Inc. from 1995 to 2002. Mr. Barnett is a director of Johnson Controls, Inc. and a director and treasurer of the Illinois Foundation for Performance Excellence.  Mr. Barnett earned Bachelor’s Degrees in Physics and Electrical Engineering from Oberlin College and Case Institute of Technology, respectively, a Master’s Degree in Electrical Engineering from the University of Illinois and a Master’s Degree in Business Administration from Xavier University.  He is a former Senior Baldridge Examiner and a licensed professional engineer. Mr. Barnett has been a director since 1996. He is Chair of the Board’s Compensation Committee and is a member of the Corporate Governance Committee.

Having held top executive roles at Motorola for decades, Mr. Barnett brings tested executive experience to the Board.  Mr. Barnett holds several directorships and brings this knowledge and experience to his work with the Board.  His background in electrical engineering also gives him a practical perspective to the electric utility industry.

ROBERT G. CLARKE, 61, retired as Chancellor of the Vermont State Colleges in June 2009, a position he held since June 2000.  He previously served as the Interim Chancellor from November 1999 to June 2000 and prior to that served as President of Vermont Technical College.  Mr. Clarke is Chair of the Board of Vermont Electric Power Company, Inc. and Vermont Electric Transmission Company, Central Vermont affiliates.  He also serves as a director of the Richard E. & Deborah L. Tarrant Foundation (a charitable giving foundation).  Mr. Clarke earned a Bachelor’s Degree in Occupational Education from Southern Illinois University, a Master’s Degree in Occupational Education from Central Washington State College, and a Doctorate in Administration and Supervision from Lehigh University.  Mr. Clarke has been a director since 1997. He is Chair of the Board’s Audit Committee and is a member of both the Executive and Corporate Governance Committees.

Mr. Clarke brings a unique perspective to the board from his years in higher education.  His directorial work for electric industry entities such as Vermont Electric Power Company affords him first hand knowledge of and an appreciation for the complex regulatory environment in which the Company operates.  Mr. Clarke brings his previous experience as a director of TD Bank and its affiliates as well as his oversight of the Vermont State College’s budget to his work as one of the designated financial experts of the Audit Committee.

JOHN M. GOODRICH, 61, has served as Vice President of Power - Americas for Weidmann Electrical Technology Inc. (electrical insulation for transformer manufacturers and users) since 2007.  Prior to his current position he served as Vice President of Operations and Site Manager for Weidmann from 2004 to 2007, and Vice President - Knowledge Manager for WICOR International from 2000 to 2004.  He also worked abroad, starting a Mexican operation, worked on a team for a major process installation in China, and has additional experience in Brazil and Switzerland.  Mr. Goodrich serves as a director of Associated Industries of Vermont, a state-wide association dedicated to manufacturers and their supporting businesses and organizations.  Mr. Goodrich earned a Bachelor’s Degree in Civil Engineering from the University of New Hampshire and a Master’s Degree in Business Administration from the University of Colorado.  Mr. Goodrich has been a director since November 2009.  He is a member of the Board’s Audit Committee.

Mr. Goodrich brings executive and operational experience in the field of electrical component manufacturing having served in officer positions for over a decade.  From his extensive work abroad, he also brings an established global perspective to his work on the Board.

ROBERT B. JOHNSTON, 47, is Executive Vice President and Chief Strategy Officer of The InterTech Group, Inc., (private holding company).  Mr. Johnston is a director of Circa Enterprises, Inc., Galvanic Applied Sciences, and Span-America Medical Systems, Inc.  Additionally, he is a member of the Institute of Corporate Directors.  Mr. Johnston earned a Bachelor’s Degree in Political Science and a Master of Art’s Degree in Public Policy and Public Administration from Concordia University (Montreal, Quebec), and a Master’s Degree in Business Administration from the John Molson School of Business at Concordia University (Montreal, Quebec).  Mr. Johnston has been a director since November 2010 and is a member of the Board’s Compensation Committee.

Mr. Johnston has a high level of business and financial experience as an executive officer of a recognized investment holding firm.  Mr. Johnston also brings a distinct perspective to the Board as a representative of one of the Company’s largest shareholders.

LAWRENCE J. REILLY, 56, joined the Company on March 1, 2011 as President, and CEO and was elected as a Director on May 3, 2011.  Prior to his current position, he served as an independent energy consultant from July 2008 to February 2011.  From 1982 to July 2008, he was with National Grid USA and its predecessor, New England Electric System, in a variety of positions of increasing responsibility, as executive vice president and general counsel from 2001 to 2007, and executive vice president, legal and regulation from 2007 to 2008.  Mr. Reilly also serves as president, CEO, and chair of our following subsidiaries: Central Vermont Public Service Corporation - East Barnet Hydroelectric, Inc.; C. V. Realty, Inc.; Catamount Resources Corporation; and SmartEnergy Water Heating Services, Inc.  He serves as chair of the board of directors of our affiliate, Vermont Yankee Nuclear Power Corporation and is also a director of our affiliates, Vermont Electric Power Company, Inc. and Vermont Electric Transmission Company.  Mr. Reilly is a director of the Edison Electric Institute, Inc., the Vermont Technology Council, the Massachusetts Technology Park Corporation, and a member to the McGill Executive Institute advisory board.  He graduated from the State University of New York at Albany with a BA in Geography, received his Masters of City and Regional Planning from Harvard University and received his Juris Doctor Degree from the Boston University School of Law.  Mr. Reilly has been a director since 2011.  He serves as a member of the Board’s Executive Committee.

Mr. Reilly has extensive knowledge of electric utility and regulatory matters acquired through his more than 25 years of service as an attorney and executive for a recognized investor-owned electric utility.  His varied experiences allow him to think about electric utility matters on both a local and global scale.

ELISABETH B. ROBERT, 56, has served as Chief Executive Officer of Terry Precision Bicycles for Women, Inc. (women’s bicycle manufacturing and direct marketing company) since April 2009.  Prior to her current position she served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of The Vermont Teddy Bear Company from October 1997 to September 2008.  Ms. Robert currently serves on the Board of Trustees of Middlebury College and is a member of the Board of Advisors for the UVM School of Business Administration.  Ms. Robert earned a Bachelor’s Degree in French from Middlebury College and a Master’s Degree in Business Administration from the University of Vermont.  Ms. Robert has been a director since May 2010 and is a member of the Board’s Audit Committee.

Ms. Robert has over a decade of experience as an executive officer, including as a chief executive officer in her own firm, and chief executive officer and chief financial officer of a successful Vermont company that was traded on NASDAQ until the company went private.  As a result of these positions, Ms. Robert brings to the Board significant knowledge of accounting and financial reporting matters.  She also brings a unique knowledge of the challenges and opportunities facing small businesses in Vermont.  Her status as a former CEO and CFO of a publicly traded company qualifies her as one of the Audit Committee’s designated financial experts.

WILLIAM R. SAYRE, 61, has served as President of Duncan Hermanson Corporation (real estate investment company) since January 1989.  Mr. Sayre serves as a director of Vermont Electric Power Company, Inc., a Central Vermont affiliate.  He has served as a member of the Vermont Governor’s Council of Economic Advisors, the Governor’s Climate Change Oversight Commission, and the Governor’s Blue Ribbon Commission on Tax Reform.  Mr. Sayre earned a Bachelor’s Degree in Economics from Northwestern University and a Master’s Degree in Business Administration from the University of Chicago.  Mr. Sayre has been a director since 2006 and was appointed Chair of the Board in May 2011.  He is also Chair of the Board’s Executive Committee and is a member of both the Board’s Compensation and Corporate Governance Committees.

Mr. Sayre brings extensive Vermont governmental and regulatory experience having served on numerous state governmental committees and commissions.  Mr. Sayre’s educational background along with his career experiences grappling with state economic development issues allow him to bring a broad business and economic development view to the Board.

JANICE L. SCITES, 61, has served as Chief Executive Officer of MSO, Inc. (property and casualty insurance rating/service bureau) since December 2007.  She has also served as President of Scites Associates, Inc. (a technology and business consulting firm) since January 2001.  Ms. Scites has extensive customer care knowledge gained from her experience as Vice President of AT&T’s Customer Care and President of Connecticut Mutual’s Customer Care Operations.  She also has knowledge of stock administration gained from her experience as President and Registered Principal of Phoenix Equity Planning Corporation Broker/Dealer, a subsidiary of Phoenix Mutual Life Insurance.  Ms. Scites serves on the Board of Advisors for several privately held, technology-based companies, including Overseas Military Car Sales, a privately held Swiss company with revenues of $600 million.  Ms. Scites earned Bachelor of General Studies Degree in Business Administration from Ohio University and a Juris Doctor Degree from the University of Connecticut School of Law.  Ms. Scites has been a director since 1998.  She is a member of the Board’s Compensation Committee.

Ms. Scites brings to the Board extensive senior management experience as well as a unique customer care knowledge through her work with AT&T.  Her legal background and knowledge of insurance and technology industry issues provide the Board with valuable perspective regarding the Company’s operations.

WILLIAM J. STENGER, 63, has served as President and Chief Executive Officer of Jay Peak, Inc. (ski and summer resort) since April 1985.  He has been appointed by the Governor of the State of Vermont to serve on the Governor’s Council of Economic Advisors.  Mr. Stenger earned an Associate of Science Degree from Corning Community College and a Bachelor of Science Degree from Syracuse University.  He was chosen by the Vermont Chamber of Commerce as its 2011 Citizen of the Year for his many contributions and accomplishments in the State of Vermont.  Mr. Stenger has been a director since 2006.  He is a member of the Board’s Compensation Committee.

Mr. Stenger brings over 25 years executive experience to the Board from his role as President and Chief Executive Officer of Jay Peak. He brings a unique perspective about Vermont based businesses from his work at the resort and his work on the Governor’s Council of Economic Advisors.  Due to the present expansion plans of Jay Peak, Mr. Stenger brings a current perspective on Vermont development and financing opportunities.

DOUGLAS J. WACEK, 60, retired as the President and Chief Executive Officer of Union Mutual of Vermont Companies (regional property and casualty insurance carrier) in May 2008.  Mr. Wacek, who is a certified public accountant, joined the Union Mutual of Vermont Companies in 1994 as Chief Financial Officer and was elected President and CEO in 2001.  Previously, he has served as the State of Vermont’s Commissioner of Finance and Management; as a Senior Vice President and CFO of a Vermont-based natural gas utility; and as a Senior Manager with KPMG, an international accounting firm.  Mr. Wacek serves as a director of Vermont Electric Power Company, Inc., a Central Vermont affiliate and the Flynn Theatre for the Performing Arts.  Mr. Wacek earned a Bachelor’s Degree in Accounting from St. Cloud State University.  He has been a director since 2006, is Chair of the Board’s Corporate Governance Committee, and is a member the Audit Committee.

Mr. Wacek has a diversified executive background in insurance, government, and utility operations. With his insurance experience, Mr. Wacek brings a unique and relevant perspective to the Company’s Enterprise Risk Management process.  He also brings an extensive financial services background and a high level of financial literacy and operating experience to the Board.  His status as a Certified Public Accountant qualifies him as one of the Audit Committee’s designated financial experts.

Executive Officers of the Registrant

Information with respect to the executive officers who are not directors of our company is located in Part I, Item 1 of the Company’s Annual Report on Form 10-K filed on March 14, 2012.

Code of Ethics

We have adopted a Code of Conduct which is applicable to all of our directors and employees, including our principal executive officer, our principal financial officer and our controller.  A copy of the Code of Conduct can be found on our website at www.cvps.com/AboutUs/CorpGov.aspx.  Any possible future amendments to or waivers from the Code of Conduct will be posted on our website.

CORPORATE GOVERNANCE MATTERS

Corporate Governance Documents

The documents listed below guide us in how we conduct our business and are available on our Website: www.cvps.com, by selecting “Corporate Governance” from the “Investor Relations” menu.  Copies of these documents are also available in print format at no charge by sending a request to Central Vermont Public Service Corporation, Attn: Assistant Corporate Secretary, 77 Grove Street, Rutland, Vermont 05701.

➢	By-laws

➢	Board of Directors Committee Membership

➢	Audit Committee Charter

➢	Compensation Committee Charter

➢	Corporate Governance Committee Charter

➢	Executive Committee Role and Authority

➢	Corporate Governance Guidelines
Addendum A - Director Communication Policy and Process

➢	Corporate Governance Director Selection Search Protocol

➢	Director Orientation and Continuing Education

➢	Corporate Ethics and Conflicts of Interest Policy 1-11

➢	Reporting Complaints

Central Vermont is governed by the Board of Directors which is committed to sound corporate governance practices.  The Board regularly reviews corporate governance developments and modifies the charters, guidelines, and practices as warranted.  Some of our corporate governance initiatives include the following actions:

➢	the CEO Succession Plan concluded with the appointment of Mr. Reilly as President and CEO effective March 1, 2011;

➢	the Board reviewed the Corporate Governance Policy: Lead Director and Role of Chair;

➢	the Board reviewed Enterprise Risk Management (“ERM”) updates on financial and operating risks at least quarterly;

➢	the Board approved a statement of risk appetite for incorporation into the Company’s Five-Year Strategic Plan;

➢	the Audit, Compensation, and Corporate Governance Committees have each reviewed their respective Charters;

➢	the Board and each of the Committees have met in regularly scheduled non-management executive sessions;

➢	the Audit Committee has met in private sessions with our internal and external auditors in regularly scheduled meetings;

➢	the Compensation Committee has met in private sessions with its compensation consultant in regularly scheduled meetings;

➢	the Board’s Corporate Governance Guidelines and Director Selection Search Protocol have been reviewed and updated;

➢	the Audit Committee reviewed its Corporate Ethics and Conflict of Interest Policy which includes an Anonymous Complaint Reporting System;

➢	the Board reviewed its Director Communication Policy and Process;

➢
each Director and Officer has completed a Conflict of Interest Certification which requires disclosure of any transactions with the Company in which a director or officer, or any member of his or her immediate family, has a direct or indirect material interest;

➢
the Board has reviewed its director independence criteria and determined that all of its members, with the sole exception of  Lawrence J. Reilly, who is President and CEO, meet the “director independence” requirements of Section 10A of the Securities Exchange Act of 1934, the New York Stock Exchange Listing Standards, and any other applicable regulatory authority;

➢	the Board members have taken part in annual board and committee assessments;

➢	the Company has a corporate Website which discloses all of the documents noted above.

Our Board and its standing Committees will continually review our corporate governance practices and update them as appropriate.

Board Leadership

The Board of Directors is responsible for the overall strategic direction and management of the affairs of the Company, risk oversight, and balancing the interests of shareholders, customers, and employees.  The Board delegates to Company Management responsibility for the conduct of the Company’s day-to-day business.  Both Management and the Board adhere to established policies and procedures and strive to deploy best practices in the conduct of the affairs of the Company.

Pursuant to the Company’s By-laws, the Board is comprised of between 9 and 13 persons who shall then be divided into three classes, as nearly equal as possible in number.  With the exception of Mr. Reilly, our President and Chief Executive Officer, the Board is composed entirely of independent directors.  Current designated Board Committees are: Executive, Audit, Compensation and Corporate Governance (which also serves as a nominating committee), with each Committee consisting of at least a majority of independent directors.

The Board appointed an independent director, William R. Sayre, as its Chair in May 2011following the annual shareholder meeting.

To assure continued Board independence from management, only independent directors are assigned to serve as the Chair of Board Committees.

Overall, through these actions, the Board believes it has created a strong leadership structure that effectively serves the interests of shareholders and other stakeholders of the Company.

The Board’s Role in Risk Oversight

The Board’s oversight role includes the oversight of our Company’s risk management system.  The Board has overall responsibility to create business opportunities and to manage the impact of significant business risks by ensuring that adequate management policies, procedures and controls are in place.

Our enterprise risk management (“ERM”) system is a multi-tiered reporting system which starts from the bottom up to enable us to better understand areas of opportunity and material risk to our Company.  Throughout the organization appropriate unit owners are designated to prepare reports not only on areas of likely opportunities and  material risks such as financial, operations, legal and regulatory, environmental, reputational, and strategic risks but also risk management and mitigation strategies.  These reports are received by the Risk Oversight and Compliance Committee (“ROCC”) which is made up of the Company’s Executive Officers and its Internal Audit Manager.

The ROCC reports to the Audit and Corporate Governance Committees on the risk management matters identified in the charter of each such committee, respectively.  It will also report to the Company President.  The Board receives reports from the Audit Committee Chair on financial risks and from the Corporate Governance Committee Chair on business risks for discussion at the Board’s regular meetings.  The Board will review and adjust the Company’s risk management strategies at regular intervals, or as needed.

Throughout the year, the Board has an opportunity to provide feedback and review strategic plan materials.  In the third quarter of each year, the Board holds a strategic planning meeting(s) with management to discuss and review our long-term plan.  Risk management is an important part of the process which addresses the risks and opportunities facing the Company.  At least annually, the Board will review and approve the Company’s five year strategic plan (including risk parameters) and the statement of the Company’s risk appetite.  The ERM process is reviewed at least annually by the Board to monitor program effectiveness and to ensure its continued application and relevance.

Corporate Governance Guidelines and Director Selection Search Protocol

Our Corporate Governance Guidelines describe the general qualifications and characteristics that are desired for the Board as a whole.  See "Director Qualifications" section on page 4.  The Board Guidelines provide that each director should be chosen without regard to sex, race, religion, or national origin and who is a candidate that enhances the diversity of perspectives, experience and background of the full Board.  The Corporate Governance Guidelines and Director Selection Search Protocol can be found on our Website under Corporate Governance in the Investor Relations section.  Please visit our Website for additional information.  Generally, qualified candidates will have ample experience and a record of business success and leadership, but in general will have:

➢	demonstrated successful senior management leadership, operating and financial experience, and accomplishments;

➢	substantial experience outside the business community;

➢	a view that represents the best interests of the Company’s stakeholders;

➢	the highest personal character and integrity; and

➢	substantial and significant experience that is of particular importance to the Company.

Communication to the Board

Central Vermont has formalized the policy and process to communicate concerns to the Board or to the lead director or non-management directors as a group.  Individuals may write to the Board in care of the Company’s Corporate Secretary’s Office at 77 Grove Street, Rutland, Vermont 05701, Attn. Board of Directors - Communications, or e-mail the Board at the Corporate Secretary’s e-mail address, corpscty@cvps.com with the subject description “Communications.”  Please visit our Website for additional information.

➢
Routine correspondence is handled by the Corporate Secretary’s Office or forwarded to the appropriate department for response.  Communications regarding our financial statements, accounting practices, internal controls, or auditing matters will be processed in accordance with the Code of Ethics described below.  The Company’s “whistleblower” policy prohibits Central Vermont or any of our employees from retaliating or taking any adverse action against anyone for raising a concern (See Code of Ethics below).

2012 ANNUAL MEETING – SHAREHOLDER COMMUNICATIONS/PROPOSALS

Because of the postponement of the 2012 Annual Meeting of Stockholders, the due dates for the provision of any qualified stockholder proposal under the rules of the Securities and Exchange Commission or qualified stockholder nominations or other proposals under the By-laws, December 26, 2011 and January 25, 2012, respectively, described in the Company’s 2011 Proxy Statement will no longer be applicable.  In the event the Board of Directors determines it advisable to hold the 2012 Annual Meeting Stockholders, the Company will notify stockholders of the new meeting date and the due date by which any qualified stockholder proposals or stockholder nominations should be submitted.  Any such notice will be provided in accordance with state law, the By-laws, and the requirements of the Securities and Exchange Commission.

AUDIT COMMITTEE MATTERS

Audit Committee Membership

All members of the Audit Committee are independent as defined in the NYSE listing standards applicable to Audit Committee members.  The Board has determined that Ms. Elisabeth B. Robert and Messrs. Robert G. Clarke and Douglas J. Wacek are the designated audit committee financial experts as defined under the rules of the SEC.

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board.  Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control and disclosure controls.  In this context, the Audit Committee has met and held discussions with management and the independent registered public accountants.  Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the audited financial statements and related disclosures with management and the independent registered public accountants, including a review of the significant management judgments underlying the financial statements and disclosures.

The independent registered public accountants report to the Audit Committee and the Chair of the Audit Committee reports to the Board at each regularly scheduled meeting, or as necessary.  The Audit Committee has the sole authority to appoint (subject to shareholder ratification) and to terminate the engagement of the independent registered public accountants.

The Audit Committee has discussed with the independent registered public accountants matters required to be discussed by Statement on Auditing Standards (“SAS”) No. 61 (Communication with Audit Committees), as amended by SAS 89 and 90, and by Rule 2-07 of Regulation S-X, including the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements.  In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence and has discussed with the independent registered public accountants their independence from the Company and its management.  In concluding that the independent registered public accountants are independent, the Audit Committee determined, among other things, that the non-audit services provided by Deloitte & Touche LLP (as described below) were compatible with their independence.  Consistent with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee has adopted policies to avoid compromising the independence of the independent registered public accountants, such as prior Audit Committee approval of non-audit services and required audit partner rotation.

The Audit Committee discussed with the Company’s internal auditors and independent registered public accountants the overall scope and plans for their respective audits including internal control testing under Section 404 of the Sarbanes-Oxley Act.  The Audit Committee periodically meets with the internal auditors and independent registered public accountants, with and without management present, and in private sessions with members of senior management (such as the Chief Financial Officer, Controller, and the Director of Internal Audit) to discuss the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.  The Audit Committee also periodically meets in executive session.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board (and the Board subsequently approved the recommendation) that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, for filing with the SEC.  The Audit Committee members have also appointed the Company’s independent registered public accountants for 2012.

AUDIT COMMITTEE MEMBERS: Robert G. Clarke, Chair John M. Goodrich Elisabeth B. Robert Douglas J. Wacek

BOARD COMMITTEES

Board and Committee Meetings

During 2011, the Board held 11 meetings, which included regularly scheduled executive sessions without management participation and 11 special telephone meetings.  The Board selected the Board Chair to preside at each of the non-management executive sessions.  In addition, the Board held three telephone information sessions.

Central Vermont has standing Executive, Audit, Compensation, and Corporate Governance Committees.  Members of these Committees are appointed by the Board.  These Committees facilitate and assist the Board in the execution of its responsibilities.  Please visit our Website for additional information.

The Board’s Committees met in 2011 as follows: Audit Committee, seven meetings; Compensation Committee, six meetings; and Corporate Governance Committee, seven meetings.  There were no Executive Committee meetings held.  Each director attended at least 86.7% of the aggregate of all meetings of the Board and Committees of which he or she was a member.  In accordance with our Corporate Governance Guidelines, each director is expected to attend the Annual Meeting.  The 2011 Annual Meeting was attended by all of the then seated directors.

On the date of this Form 10-K/A, the members of the Board and the Committees of the Board on which they serve, are identified below.  The Board has determined that all of our non-employee directors are independent and financially literate.

	Audit Committee	Compensation Committee	Corporate Governance Committee	Executive Committee
Outside Directors Independent
Robert L. Barnett		Chair	X
Robert G. Clarke	Chair *		X	X
John M. Goodrich	X
Robert B. Johnston		X
Elisabeth B. Robert	X*
William R. Sayre, Chair of the Board		X	X	Chair
Janice L. Scites		X
William J. Stenger		X
Douglas J. Wacek	X *		Chair

Inside Director
Lawrence J. Reilly (1)				X **

(1)	If requested by the Audit, Compensation or Corporate Governance Committees, Mr. Reilly may also attend any of the committee meetings.

*   Audit Committee Financial Expert

** Membership required by the By-laws.

Audit Committee

The Audit Committee, which is comprised of independent directors, assists the Board in fulfilling its oversight responsibilities for financial matters.  The Audit Committee has a written charter which details its role and responsibilities.  Please visit our Website for additional information.  The Committee’s responsibilities include, among other duties, to:

➢	review and report to the Board after each Audit Committee meeting on the findings and recommendations of the Company’s independent registered public accountants;

➢	review and report on the Company’s internal audit procedures;

➢	monitor and review issues involving potential conflicts of interest and related party transactions;

➢	review and report on examinations by regulatory authorities;

➢	review and report on matters having a material effect on Central Vermont’s financial operations; and

➢	review updates on emerging accounting and auditing issues provided by the independent registered public accountants and management to assess their potential impact on the Company.

Additionally, the Committee has ultimate authority and responsibility to appoint, retain, compensate, and evaluate, and where appropriate, replace the independent registered public accountants.  The Chair of the Audit Committee reports to the Board after each Audit Committee meeting.

The Board has determined that all of the Audit Committee members are independent within the meaning of SEC regulations and the listing standards of the NYSE and three members, Ms. Robert and Messrs. Clarke and Wacek, qualify as “Audit Committee Financial Experts” as defined by the SEC regulations.  None of the Audit Committee members serve on more than three audit committees of publicly traded companies.  The Audit Committee Report can be found at page 9.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Barnett, Johnston, Sayre, and Stenger and Ms. Scites.  In 2011 only independent directors served on the Compensation Committee.  None of those Committee members who served during 2011 has ever served as an officer or employee of Central Vermont, its subsidiaries or affiliates.  None of our executive officers serve as a member of the board of directors or compensation committee of any company that has an executive officer serving on our Board of Directors or Compensation Committee.  Mr. Reilly, who serves as President and Chief Executive Officer, is not a member of the Compensation Committee and cannot vote on matters decided by that Committee.  Mr. Reilly has participated in the discussions and decisions regarding salaries and incentive compensation for executive officers of the Company reporting to him.  However, Mr. Reilly has been excluded from discussions regarding his own salary and incentive compensation.

Compensation Committee

The Compensation Committee is responsible for reviewing and making decisions or recommendations to the Board concerning the compensation of executive officers and directors of Central Vermont.  The Compensation Committee has a written charter which details its role and responsibilities.  Please visit our Website for additional information.  The Compensation Committee regularly evaluates its Charter in order to ensure timely compliance with regulatory requirements.  The fundamental responsibilities of our Compensation Committee are to:

➢	review the executive compensation levels and recommend base salary, annual incentive and long-term incentive opportunity levels for executive officers to the Board for their approval;

➢
provide guidance to management on whether compensation arrangements for our executive officers incentivize unnecessary and excessive risk taking; and, perform, at least annually, a Compensation and Benefit Plan risk evaluation and report results to the full Board;

➢	administer an annual CEO performance evaluation;

➢	review the CEO evaluations of the other executive officers’ annual performance;

➢	propose the level of payout for individual performance in the annual incentive plan to the Board for their approval;

➢	conduct an annual performance evaluation of the Compensation Committee’s activities and periodic assessment of the adequacy of its Charter;

➢	review and propose the design of the benefit programs which pertain to executive officers of the Company and recommend to the Board for their approval;

➢	propose changes to or adoption of qualified benefit plans to the Board for their approval;

➢
determine executive officer employment agreements, severance arrangements, and change-in-control provisions/agreements, in each case as, when, and if appropriate, and any special supplemental benefits;

➢	review director compensation guidelines and levels and recommend to the Board for their approval; and

➢	monitor stock ownership status and guidelines for officers and directors.

The Compensation Committee annually reviews and approves corporate goals and objectives with respect to total direct compensation such as base salary and incentive performance plans (both annual and long-term) of the CEO and other executive officers, evaluates their performance against these goals and objectives and sets the executive officers’ total compensation.  The processes and procedures in this regard are detailed in the Compensation Discussion & Analysis (the “CD&A”) beginning on page 15.  Our full Board makes the final decisions regarding CEO direct compensation.  The Chair of the Compensation Committee reports to the Board after each Compensation Committee meeting.  The Compensation Committee Report can be found at page 24.

Role of Compensation Committee Consultant

The compensation consulting firm used by the Compensation Committee is Mercer.  Mercer is retained directly by the Compensation Committee and has helped the Compensation Committee develop an appropriate agenda for performing the Compensation Committee’s responsibilities.  Mercer does not conduct any other work for the Company with the exception of certain salary surveys more particularly described in the CD&A on page 15.  In this regard, Mercer advises and assists the Compensation Committee to:

➢	determine the appropriate objectives and goals of our executive and director compensation programs;

➢	design compensation programs that fulfill those objectives and goals;

➢	establish external and internal equity of our executive officers’ total compensation and the primary components of that compensation;

➢	evaluate the effectiveness of our compensation programs;

➢	identify appropriate pay positioning strategies and pay levels in our executive compensation program; and

➢	identify comparable companies and compensation surveys for the Compensation Committee to use to benchmark the appropriateness and competitiveness of our executive compensation program.

The Compensation Committee has retained Mercer as an outside advisor to provide information and objective advice regarding executive compensation.  However, all of the decisions with respect to our executive compensation are made by the Compensation Committee and the Board.  Mercer may, from time to time, contact our executive officers for information necessary to fulfill its assignment and may make reports and presentations to and on behalf of the Compensation Committee that our executive officers also receive.

The Compensation Committee has also retained Towers Watson & Co. to serve as actuarial and benefits consultant.

Corporate Governance Committee

The Corporate Governance Committee, which is comprised of independent directors, considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping the corporate governance of the Company.  As part of its duties, it reviews potential candidates and recommends nominees for directors to the Board for approval, assesses the size, structure and composition of the Board and its committees and coordinates Board and committee self-assessments, oversees the administration of the CEO selection process in accordance with the CEO Succession Planning Policy, and oversees the administration of the Company’s Enterprise Risk Management (“ERM”) Process.

The Corporate Governance Committee acts as the screening and nominating committee for the Board of Directors and will consider recommendations by the shareholders for nomination as directors.  The Committee may use the services of a professional search firm.  The same process is used for all candidates regardless of the source of the nomination.  The Corporate Governance Committee has a written charter which details its role and responsibilities.  Please visit our Website for additional information.  The fundamental responsibilities of our Committee are to:

➢	oversee selection and development of the succession planning process for directors;

➢	oversee selection and development of the succession planning process for the CEO;

➢	provide the Board with quarterly reports relating to business risk in accordance with the ERM process;

➢	develop qualifications and criteria for selecting and evaluating director-nominees;

➢	consider and propose director-nominees for election at the Annual Meeting of Shareholders;

➢	select candidates to fill Board vacancies as they may occur;

➢	make recommendations to the Board for Committee membership;

➢	review and monitor corporate governance guidelines and procedures;

➢	consider independence of each director and nominee for director;

➢	advise the Board regarding the adoption of Central Vermont’s policies and programs related to Corporate Governance issues; and

➢	administer the Board and the Corporate Governance Committee’s self-assessment and share the results with the full Board for discussion.

The Chair of the Corporate Governance Committee reports to the Board after each Committee meeting.

Executive Committee

The Executive Committee, which is comprised of independent directors and our CEO, has substantially all the powers of the Board in the management of the business and affairs of the Company between meetings of the Board.  The Committee acts for the Board when formal Board action is required between meetings in connection with matters already approved in principle by the full Board or to fulfill the formal duties of the Board.  The Executive Committee’s responsibilities are described in our By-laws.  Please visit our Website for additional information.  The Chair of the Executive Committee reports to the Board after each Executive Committee meeting.

Item 11.                 Executive Compensation.

DIRECTORS’ COMPENSATION

The Compensation Committee annually reviews the directors’ compensation and makes its recommendation to the full Board for approval.  The Compensation Committee believes that the directors’ compensation is aligned with Central Vermont’s performance on both a short-term and a long-term basis and that our compensation philosophy assists in attracting and retaining qualified individuals to serve as directors.  In order to determine the appropriate level and structure of director compensation, the Compensation Committee hired an independent consultant, Mercer, as described in the Corporate Governance Matters section entitled “Role of Compensation Committee Consultant” on page 12, to obtain advice and information on how to structure a compensation package for directors.

In considering Board compensation, the Compensation Committee used information regarding pay practices at other public utility companies.  In determining the reasonableness of compensation, the Committee was provided with compensation levels of directors of those companies described in the “Benchmarking” section of the CD&A Discussion on page 17.  In setting the Boards’ compensation, the Compensation Committee considered the significant amount of time that directors spend fulfilling their duties and the skill level required of Board members.

The key elements of Central Vermont’s non-employee director compensation are:

➢	a cash retainer;

➢	equity-based grants; and

➢	Independent Board Lead Director and Committee Chair cash retainers.

After a review of the foregoing, the Compensation Committee recommended that all non-employee directors be compensated for the fiscal year-ended 2011 as follows:

Annual cash retainer as Independent Chair of the Board of Directors	$35,000
Annual cash retainer as a director	$15,000
Annual Common Stock retainer as a director	$27,500
Annual cash retainer as Lead Director	$ 7,000
Annual cash retainer as member of Executive Committee	$ 500
Annual cash retainer as Chair of Audit Committee	$ 7,000
Annual cash retainer as Chair of Compensation Committee	$ 5,000
Annual cash retainer as Chair of Corporate Governance Committee	$ 5,000
Annual cash retainer as Chair of any other standing Committees	$ 3,000
Fee for each meeting of the Board of Directors and of each Committee attended	$ 1,000
Fee for each telephone meeting attended	$ 500
Reasonable expenses	---

As CEO, Mr. Reilly receives no compensation for serving on the Board or any of its Committees.

Directors are compensated in two installments (both cash and equity components of the retainer) paid as close as practicable to the last business day of April and October.  Stock is issued only in whole shares and any remaining balance is paid in cash.

As noted in footnote 2 to the Directors’ Compensation Table, all of the then current directors were awarded Common Stock on April 30, 2011 and October 31, 2011.

Stock Ownership Requirements

It is the Board’s practice to provide a mix of cash and equity-based compensation that it believes aligns the interests of the Board and Central Vermont’s shareholders.  In 2011 the Corporate Governance Guidelines required directors to own at least 6,000 shares of Central Vermont’s Common Stock within five (5) years of election.  This level represents a dollar value of approximately 3.5 times their annual stock retainer.  Each of our current directors meets the requirement, with the exception of Mr. Sayre, who has until December 2012. Mr. Goodrich and Ms. Robert, who were elected in May 2010, and Mr. Johnston, who was appointed to the Board November 2010, will have until 2017 to comply with the stock ownership requirement.  Mr. Reilly’s stock ownership guidelines are described on page 23.  The stock ownership guidelines and director holdings are reviewed annually by the Compensation Committee, except 2011 when the guidelines were not re-visited due to the pending acquisition.

Contracts

Each director is a party to an indemnification agreement that assures a director of indemnification and advancement of expenses to the fullest extent permitted under Vermont Law and our Articles of Association.

Deferred Compensation Plan Other Benefits

Certain of the directors have elected to defer receipt of all or a portion of their retainers pursuant to the Deferred Compensation Plan for Officers and Directors of Central Vermont Public Service Corporation (the “Deferred Compensation Plan”), as described in the CD&A under the section entitled “Deferred Compensation” on page 22.  Deferred compensation is included in the appropriate column in the Directors’ Compensation Table (b) and/or (c) as earned but has not yet been paid.

DIRECTORS’ COMPENSATION TABLE

The following table summarizes the compensation paid by the Company to our non-employee directors during 2011.

(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)
Name	Fees earned or paid in cash ($) (1)		Stock Awards ($) (2)		Options Awards ($)	Non-Stock Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robert L. Barnett	$49,000		$27,500	(3)	$0	$0	$0	$0	$76,500
Robert G. Clarke (4)	53,000		27,500	(3)	0	0	0	0	80,500
John M. Goodrich	36,020	(3)	27,480		0	0	0	0	63,500
Robert B. Johnston	38,020	(3)	27,480		0	0	0	0	65,500
Elisabeth B. Robert	39,000		27,500	(3)	0	0	0	0	66,500
William R. Sayre (4)	74,853		27,480		0	0	0	0	102,333
Janice L. Scites	38,020		27,480		0	0	0	0	65,500
William J. Stenger	34,000		27,500	(3)	0	0	0	0	61,500
Douglas J. Wacek (4)	51,500	(3)	27,500	(3)	0	0	0	0	79,000

Note: Mr. Reilly is an employee-director. His compensation is reflected in the Summary Compensation Table on page 24.

(1)	Includes meeting fees, cash portion of Annual Retainer(s), and Chair retainers.
(2)
On April 30 and October 31, 2011 all eligible directors were granted their annual stock retainers at a total value of $27,480.  The total number of shares issued to non-employee Board members in 2011 was 3,928 shares.  Certain directors elected to defer their stock retainers pursuant to the Deferred Compensation Plan and as such the value shown may differ slightly.

(3)
Includes deferred compensation values in 2011 as follows: for Mr. Barnett, $27,500; Mr. Clarke, $27,500; for Mr. Goodrich $15,000; Mr. Johnston, $15,000; Ms. Robert, $27,500; Mr. Stenger, $27,500; and for Mr. Wacek, $47,500.

(4)
The following amounts are not included in the Directors’ Compensation Table above and are paid by our affiliate, Vermont Electric Power Company (“VELCO”) to the four directors (Messrs. Clarke, Reilly, Sayre, and Wacek) representing Central Vermont on VELCO’s Board.  Mr. Reilly is an employee-director and his VELCO compensation is reflected in his base salary in the Summary Compensation Table.  Directors of VELCO are paid an $8,000 annual retainer plus $1,000 for each meeting attended in person and $500 for meetings attended via phone; for additional meetings held the same day, directors are paid $500 if attended in person and $250 if attended via phone.  Mr. Wacek, as Chair of the VELCO Pension Trust and Retirement Committee is paid an additional annual retainer of $3,000.  The Chair of the VELCO Board of Directors, Mr. Clarke, also receives an additional annual retainer of $38,500.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis (“CD&A”) addresses the following topics:

➢	overview of pending acquisition of the Company by Gaz Métro and its impact on officer compensation;

➢	overview of the Compensation Committee;

➢	our compensation philosophy, policies and objectives;

➢	setting executive compensation;

➢	the elements of our executive compensation program;

➢	the compensation and benefit risk evaluation;

➢	our compensation decisions and reasoning for 2011 and for the first quarter of 2012; and

➢	our benefits, stock ownership guidelines, and tax matters.

On July 11, 2011, Central Vermont Public Service Corporation (the “Company” or “Central Vermont”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gaz Métro Limited Partnership (“Gaz Métro”) and Danaus Vermont Corp., an indirect, wholly-owned subsidiary of Gaz Métro (“Merger Sub”), pursuant to which Merger Sub will merge with and into Central Vermont, with Central Vermont continuing as the surviving corporation and an indirect wholly-owned subsidiary of Gaz Métro.  On September 29, 2011 the Company’s stockholders approved the transaction.  The merger is expected to transpire at the end of June 2012, dependent on regulatory approvals.

For purposes of this document, we are using a June 30, 2012 date for the Change-in-Control (CIC) table to provide the most realistic estimate of compensation information for shareholders.  In addition, it is possible that some officers will be staying on after the acquisition thereby initiating a single trigger according to our Change-in-Control (CIC) provisions.  Conversely, it is likely that some officers will be leaving upon the acquisition activating the second trigger as provided for in our CIC agreements.

Overview of Compensation Committee

The Compensation Committee of the Board of Directors is comprised of five directors, all of whom are independent directors under the standards established by the NYSE, all of whom qualify as an “outside director” pursuant to the criteria established by the Internal Revenue Service, and as a non-employee “director” pursuant to criteria established by the SEC.  The Compensation Committee operates under a written charter adopted by the Board and reviewed annually.  The Compensation Committee’s role and responsibilities are fully described in the Corporate Governance Matters section in this filing.

Committee Meetings

The Compensation Committee Chair works with outside compensation consultants and representatives from our Human Resources Department (“HR”) to establish the meeting agenda.  Typically, Compensation Committee meetings include the consultants, representatives from HR, and the CEO.  The Compensation Committee regularly meets in executive session without Company management.

Each member receives and reviews detailed materials in advance of each meeting.  These materials include information that the Chair, consultants, and HR representatives believe will be helpful to the Compensation Committee (such as compensation benchmarking and performance trends for CVPS and other companies) as well as materials that have been specifically requested by the Compensation Committee and are prepared by the consultant and HR representatives.  The CEO provides information related to the performance of the executive officers and may also recommend base salary increases within guidelines established by the Compensation Committee and Board in consultation with our consultants as mentioned below.  Management provides recommendations regarding incentive plan designs and long-term strategic outcomes, related strategies, and performance measures for the Compensation Committee’s consideration.

Committee Consultants

The Compensation Committee has been using independent outside compensation consultants for executive compensation for over 19 years.  Since 2004, the Compensation Committee has engaged Mercer to advise it on executive and director compensation to ensure our pay practices are generally aligned with prevailing industry standards.  Mercer presents information on general and electric utility industry compensation trends, in addition to the benchmarking described below.  The Committee exercises its independent judgment utilizing this information as background.  See Corporate Governance Matters section entitled “Role of Compensation Committee Consultant” on page 12.  With the assistance of its consultant, the Compensation Committee reviews its plans each year to assure that it competitively pays and rewards executives and directors to act in the best interest of the shareholders, customers, employees, and constituents.  Mercer reports directly to the Compensation Committee and does not do any other work for the Company.

Mercer’s role is augmented by Towers Watson, which is the Company’s benefit consultant and actuary.  Towers Watson reports to the Compensation Committee on executive benefit matters including the design of the change-in-control and of the retirement programs.  The Company does not engage in consulting services for employee compensation; however, it does purchase a number of salary surveys for non-executive positions from a variety of sources including, but not limited to, Mercer, Towers Watson and HayGroup.

➢	We Focus on Outcomes Related to Our Strategic Plan - Performance measures are tied to achievement of outcomes targeted by our strategic plan, including our 2011 “vital few” objectives to:

1.	Cost-effectively exceed Service Reliability Standards and meet customers’ changing expectations;

2.	Ensure future energy supply consistent with Vermont’s preferences;

3.	Enhance shareholder value and ensure financial strength;

▪	improve allowed and earned ROE

▪	maintain or improve corporate credit rating

▪	obtain needed capital

▪	explore strategic growth opportunities.

4.	Achieve SmartPower and other technology plan milestones while managing risks;

5.	Build productive relationships with new administration and eEnergy Vermont participants;

6.	Develop programs that improve the Company culture based on employee feedback.

➢
Compensation Should be Competitive but also Reasonable and Responsible - It is essential that the Company’s overall compensation levels reflect the value of the job in the marketplace and be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results without taking undue risk.  At the same time, however, we believe that compensation should be set at a responsible level.  Our executive compensation programs are intended to be consistent with the Company’s constant focus on balancing cost, performance and risk.

➢
We Believe in a Pay-for-Performance Culture - At the core of our compensation philosophy is our guiding belief that pay should be directly linked to performance.  This philosophy has guided many compensation-related decisions:

•	a substantial portion of executive officer compensation is contingent on, and variable with, achievement of short- and long-term corporate objectives and/or individual performance objectives;

•
the Compensation Committee annually reviews the specific measures, weights, and level of stretch for each of our performance measures compared to our historic performance and other utilities’ performance where appropriate;

•
the incentive measures for executives and employees are based on the Company’s strategic plan and balanced scorecard, and are monitored through results reviews and the Company’s Enterprise Risk Management Program to assure the compensation plan does not incent inappropriate risks;

•
100% of our long-term compensation is performance-based and pays out in the form of performance shares of Central Vermont Common Stock only when pre-defined and objective measurable performance criteria are achieved;

•
we do not have any special employment or severance agreements with any of our executive officers.  However, executive officers do have Change-In-Control (“CIC”) Agreements (see “Change-In-Control” section on page 22 for further explanation) and are covered under the Company’s Layoff Policy which covers all employees;

•	we regularly monitor the relationship between executive pay levels and corporate performance at Central Vermont compared to other electric utilities; and

•	the Committee at its discretion has maintained officer compensation closer to the 25th percentile rather than median of our peer company comparisons.

➢
Compensation and Performance-Based Pay Reflect Position and Responsibility - Total compensation and accountability generally increase with higher position and greater responsibility because those individuals are more able to affect the Company’s results.  Consistent with this philosophy:

•	total compensation is higher for individuals with greater responsibility and greater ability to influence the Company’s achievement of targeted results and strategic initiatives;

•	as position and responsibility increases, a greater portion of the executive officer’s total compensation is performance-based pay, contingent on the achievement of performance objectives; and

•
equity-based compensation is higher for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on achieving key long-term objectives and Total Shareholder Return.

➢
Compensation Disclosures are Clear and Complete - We believe that all aspects of executive compensation should be clearly, comprehensibly and promptly disclosed in plain English.  We believe that compensation disclosures should provide all of the information necessary to permit shareholders to understand our compensation philosophy, our compensation-setting process and how much our executives are paid.

Setting Executive Compensation

Determining Total Targeted Compensation Levels

We are guided by the compensation philosophy described above to establish targeted total compensation levels for each executive officer.  Total compensation is comprised of base salary, an annual Management Incentive Plan (“MIP”) and a three-year Long-term Incentive Plan (“LTIP”).  The level of each component of compensation is determined by the Compensation Committee based on a variety of factors as described below including the comparison of base salaries, total target and actual cash compensation (base salary plus target or actual annual incentives), and total target and actual compensation (total cash compensation plus the present value of long-term incentive grants of contingent performance shares of Central Vermont Common Stock) to the market through our annual benchmarking process.

Benchmarking

It is the policy of the Compensation Committee to recommend total compensation (by component) for approval by the full Board for the CEO and other officers that approaches with discretion the 50th percentile or less of compensation of similar positions in energy companies, adjusted to reflect the size of the Company as represented by revenues.  Currently, all of the executive officers compensation are below the 50th percentile.  Although we recognize that our compensation practices must be competitive in the marketplace, we do not believe that it is appropriate to establish compensation levels solely based on benchmarking.  The Committee applies discretion considering historical compensation levels, the relative compensation levels among the Company’s executive officers, and individual performance.  The Committee also considers industry conditions, the broader economy, the financial strength of the Company, and the overall effectiveness of our compensation program in achieving desired performance levels.

During the annual benchmarking process, we review the compensation levels of our executive officers against two primary external benchmarks identified by our outside compensation consultant, Mercer - see section on “Committee Consultants” for more details.  Mercer then provides us with information regarding compensation programs and compensation levels at the 25th, 50th, and 75th percentile of the two external benchmarks, described below.

The first benchmark is a study group of public utility companies.  The companies in this group are: Cleco Corporation; Idacorp, Inc.; El Paso Electric Company; MGE Energy, Inc.; Empire District Electric Company; and Unitil Corporation;.  In 2009, two companies (Florida Public Utilities and Commerce Energy) were acquired and removed from the peer group.  In 2010 for setting 2011 compensation, the Committee and consultant expanded this peer group to also include ITC Holdings Corp. and Chesapeake Utilities Corp. The same data along with current market data for salary increases was used in setting 2012 salaries.  The study group companies were chosen based on the following criteria:

➢	industry classification (utilities and related industry Standard Industry Classification (“SIC”) codes 4911-4991);

➢	applicable sub-industry (electric or combined electric/gas utilities);

➢	net Revenues (relative to guideline range of approximately 1/3 to 3 times CVPS’s revenues); and

➢	applicable business model (operations focused on electric transmission and distribution).

The second external benchmark is obtained using published compensation survey information.  The primary survey used in this analysis is the Mercer Total Compensation Survey for the Energy Sector, which reports the compensation levels for benchmark positions in the energy industry.  The survey has over 250 participating organizations from various segments of the energy industry.  Central Vermont’s senior executive positions are matched to survey benchmarks on a functional basis (i.e., having similar responsibilities and duties), and annual revenue scopes are used to tailor the companies considered for that functional basis.  Annual revenue scope cuts are selected with the intent that the annual revenue of Central Vermont approximates the median annual revenue of the range of companies in the benchmarking subset.  The range selected for each position varies based on the number of companies reporting information for that position (i.e., the fewer companies, the wider the range must be to ensure a large enough sample of organizations).

To remain consistent from year to year, we use these two compensation benchmarks in addition to broader industry trend analyses in our annual marketplace review.  The specific companies included in each group may change based on their size, relevance or other pertinent factors.

In addition the Committee reviews a financial performance benchmarking study and pay-for-performance review against the public utility peer group identified by Mercer.  This analysis is used by the Committee to verify if our pay-for-performance structure is working as intended.

Elements of Our Executive Compensation Program

The total executive compensation program is comprised of:

➢	a base salary based on benchmarking to energy companies of our size and an individual’s qualifications, experience, and proven performance;

➢	an annual Management Incentive Plan with awards based on performance for the year;

➢	a Long-Term Incentive Program with awards based on the value we deliver to our shareholders and customers over time; and

➢	a competitive benefit program.

Each of these is described below.

Base Salary

The Compensation Committee compares the base salary of each executive officer with that of executive officers in the appropriate peer group as outlined in the benchmarking section above.  Within this range, the salary is determined based on the Committee’s consideration of various factors, including an evaluation of the individual’s qualifications, experience, proven performance, internal equity among executives, the current financial condition of the Company, and the regulatory and external environment.  The CEO makes compensation recommendations to the Committee for the executive officers who report to him.  None of the executive officers are present at these deliberations.  Within parameters set by the Committee and the Board, and considering overall CEO performance factors, the Board Chair (or the Lead Director, if the CEO is also the Board Chair) recommends to the Committee the base salary for the CEO, who does not participate in the Committee’s deliberations concerning his own compensation.  The Board approves each of the executive officer’s base salary, including the CEO. For 2012, the officers received an average base salary increase of 3.0% consistent with market trends and past practice consistent with the pending Merger Agreement with Gaz Métro.

Management Incentive Plan (“MIP”)

Our executive officers participate in the Company’s annual MIP.  The purpose of the MIP is to focus the efforts of the executive team on achieving challenging annual performance objectives.  It is designed and intended to:

➢	help improve customer service, financial, process improvement, and employee-related performance of the Company;

➢	attract and retain highly qualified executives;

➢	enhance the mutual interest of customers, shareholders, other constituents, and eligible officers of the Company; and

➢	appropriately balance performance and risks through the use of a balanced scorecard and capping maximum performance at twice target.

In addition, this Plan supports the Company’s performance-oriented culture by having a portion of cash compensation “at-risk” based on performance.  When actual performance reaches or exceeds the annual performance objectives specified at the beginning of the year, an incentive payment is earned and awarded early the following year.  A well-directed MIP, in conjunction with competitive salaries, provides a level of cash compensation that is competitive with the market and fully rewards the skills and efforts of the executives.  Our Company’s annual plan uses cash to reward performance achieved since it is a common practice to use cash for annual plans and stock for long-term plans.

Starting in 2006, the MIP consists of two measurements:  the Company Balanced Business Performance weighted 80%; and Individual Performance, at the discretion of the Board, weighted 20% for each of the officers with target performance tied to Company Balanced Business Performance.  The MIP performance measures are described below.

Company Balanced Business Performance.  Includes a set of corporate performance measures that appropriately balances performance and risks across the following four categories:

➢
customer (progress toward meeting and exceeding our customer service and reliability standards as set by the Vermont Public Service Board; our customers’ level of satisfaction relative to all other electric utilities in the East Region as measured annually by J.D. Power & Associates; and Vermont leaders’ opinions of the Company on key issues as measured in even numbered years by David Schaefer & Associates or by large commercial and industrial customers’ satisfaction as measured by Metrix Matrix in odd numbered years);

➢	financial (earnings and reducing gap between earned return on equity (ROE) and allowed ROE);

➢	process improvement (a measure of key process improvement initiatives appropriate for the year); and

➢	employee measures (key questions from our employee survey and safety measures).

Each year the Compensation Committee and the Board review our strategic plan and all of its performance measures.  They choose a subset of these measures to include in the Company’s balanced business scorecard for the Management Incentive Plan and a subset of these for the employee incentive plan.  This subset is chosen to focus the Company on critical measures that are measurable with objective, quantifiable data.  For each performance measure, the threshold payout (or minimum standard) is set with a probability of 90%, target payout is set with a probability of 50%, and maximum payout with a probability of 10%.  All of these measures are data-driven and a subset is tied to the Company’s Enterprise Risk Management program overseen by the Board of Directors to assure the program does not incent inappropriate risks.  The Committee monitors actual performance over time to assure the appropriate stretch in setting performance goals.

Individual Performance.  Based on the advice and recommendation of the CEO for officers reporting to him, the Committee and the Board evaluate individual officer performance compared to performance objectives set early in the year, and also evaluate the performance of the CEO versus his performance objectives.  Key performance objectives from the Company’s Strategic Plan and of each officer’s teams are incorporated into the officer’s performance objectives.  These objectives are organized to cover the following areas: accountability, empowerment, strategy, personal leadership, and teamwork.  Specific sub-objectives and weightings for each of the objectives are set for each officer at the beginning of the year.  The rating for each officer’s individual performance is at the full discretion of the Board.

The level of potential payout under the MIP has remained the same since 2006 and is based on a benchmark of the incentive levels of officers employed by the peer groups described above.  The range of payout based on performance is:

	% of Salary Payout
Position	Threshold	Target	Maximum
Chief Executive Officer	0%	50%	100%
Senior Vice President	0%	30%	60%
Vice President	0%	25%	50%

The maximum payout is capped at target if the Company does not meet its pre-established customer service and reliability standards or its financial measures.  If the pre-established measures are met, the maximum is capped at two times the target payout.  The Company believes this structure appropriately balances awards and potential risk taking.

Long-Term Incentive Program (“LTIP”)

The Company’s LTIP is designed to align executive compensation with the long-term performance of the Company.  Starting in 2006, all of the LTIP are delivered in the form of contingent performance shares of the Company’s Common Stock, to emphasize the performance culture of the Company.  The Compensation Committee and the Board discontinued the use of stock options in 2006.  The LTIP measures include:

➢
50% of the value is in the form of performance shares dependent upon reaching certain relative Total Shareholder Return (“TSR”) percentile targets over a three-year cycle versus a national group of all publicly traded electric and combination utilities.

➢
50% of the value is in the form of performance shares that are based on the achievement of key operational measures over a three-year time period.  Annually the Compensation Committee chooses measures for the next three year rolling cycle which are a subset of performance measures in our five-year strategic plan, chosen to emphasize critical performance targets in a balanced way considering performance, risks, and the relationship to the annual incentive plan.  Where possible, the Committee has chosen measures of Central Vermont’s performance versus other electric utilities.

The Compensation Committee determines the value of the LTIP annual awards by comparing officers’ long-term incentive values at peer companies as described earlier.  Our relative performance is also compared to peers.

Compensation and Benefit Risk Evaluation

Starting in 2010, based on ISS risk indicators and best practices, the Compensation Committee has started undertaking a compensation and benefits plan risk evaluation. The evaluation criteria the Committee utilized, a summary of the evaluation of our plans, and recommended modifications are summarized below.

Performance Measures:
•
Metrics in the employee and executive annual and long-term incentive plans utilize the “Balanced Scorecard” approach which consciously balances financial, customer, process improvement, and employee measures.

•
Individual performance has a weight of 20% in the executive plan tied to corporate performance, fully at the discretion of the Board, the employee annual plan incorporates annual individual performance ratings.

•	Short-term price growth is not rewarded at the expense of strong organizational performance and long-term shareholder wealth creation.

Pay Mix:
•	Company target compensation for base salary, annual incentive, and long-term incentive is aligned with peers.

•	Annual incentives make up less than 25% of total pay for named executive officers, limiting motivation to sacrifice long-term growth for short-term gains.

•	Long-term incentives are based solely on performance shares with balanced measures.

•	Only annual incentives are included in retirement and change-in-control severance benefit calculations.

Incentive Plan Goal Setting and Leverage:
•	Company’s incentive plans have market competitive caps to limit excessive risk-taking for windfall profits (e.g., max = 2x target for the annual plan and 1.5x target for the long-term plan).

•	Payout curves are not steep and goal setting generally uses:

▪	90% probability of achieving threshold (or a 10% probability of 0% payout)

▪	50% probability of achieving target

▪	10% probability of achieving maximum

•	The Committee regularly assesses the payout versus probabilities to check that the plan works as designed.

Pay/Performance Alignment:
•
A substantial portion of executive officer target compensation is contingent on, and variable with, achievement of short- and long-term corporate objectives and/or individual performance objectives between 35-53% of total direct compensation.

•
The Compensation Committee annually reviews the specific measures, weights, and level of stretch for each of our performance measures compared to historic performance and other utilities.  The goal is to provide increasing levels of stretch and continued improvement as appropriate while maintaining a balance between types of measures, e.g., financial and customer.

•	We regularly monitor the relationship between executive pay levels and corporate performance at Central Vermont compared to other electric utilities.

Performance Period:
•	Annual incentive plans and three-year long-term incentive plan balance short-term and long-term performance perspectives.

Stock Ownership:
•
The stock ownership guideline for the CEO was at the low end of the competitive practice and the Committee raised it for 2011.  The requirement for the balance of named executive officers was competitive, but was also raised for 2011.  As the new CEO in 2011, Mr. Reilly’s stock ownership guideline was tiered to provide adequate time to meet the newly enacted guidelines.

•	Although long-term stock holding requirements are not in place, given the appropriateness of our stock ownership guidelines and pay mix, these are not needed.

Governance:
•	The Compensation Committee has discretion to adjust incentive plan awards based on assessment of quality of performance results.

•
The incentive measures for executives and employees are based on the Company’s strategic plan and balanced scorecard, and are monitored through results reviews and the Company’s Enterprise Risk Management Program to assure the compensation plan does not incent inappropriate risks.

•	Officer compensation is now further governed by the Merger Agreement with Gaz Métro.

Compensation Decisions Summary

Effective March 1, 2011, the Board hired a new President and CEO, Lawrence J. Reilly.  His 2011 compensation was set at a level appropriate for a new CEO at $300,000 per year, with short-term incentive target at 50% of salary and a LTIP value of $185,000.  In accordance with current Company plans, Mr. Reilly is not eligible for the Company’s Pension Plan and instead has an enhanced 401(k) Plan and related Officers’ Supplemental Retirement Plan.  His Change-In-Control is set at two times base salary and target annual incentive.

Also on March 1, 2011, Robert H. Young relinquished his title as President and CEO and was named Executive Chair.  In this capacity, Mr. Young continued to be compensated at his 2011 annualized rate as President and CEO until his retirement on May 3, 2011.  Mr. Young entered into and completed a six-month consulting arrangement with the Company to further assist with the CEO and merger and acquisition transition.

Additionally on February 22, 2012, Pamela J. Keefe announced her resignation as Senior Vice President, CFO and Treasurer effective March 31, 2012.  In order to assist the CEO with the merger and acquisition transitions, Ms. Keefe entered into a two-year consulting arrangement with the Company, beginning April 1, 2012.

Recent compensation decisions through the first quarter of fiscal year 2012 for the named executive officers were as follows:

➢	for the last several years, the Compensation Committee has consciously limited executive compensation to levels closer to 25% of median, rather than median;

➢	for 2011, executive salaries increased by 3.1% on average based on an analysis done by Mercer and other Committee considerations and discretion;

➢
for 2011, the Company in consultation with outside counsel accelerated management incentive payments from 2012 to 2011 to achieve tax savings related to the anticipated change in control transaction between the Company and Gaz Métro Limited Partnership with the condition that if the management incentive plan actual results are more or less than a 10% deadband, then there will be a true up adjustment with the affected officers in 2012.  There was a true-up required and the officers in aggregate paid back $208,203.

➢	for 2012, executive salaries increased by 3.0% on average based on market trends and past practice consistent with the pending Merger Agreement with Gaz Métro;

➢	the annual incentive targets as a percentage of salary were kept at the same level they have been since 2000; and

➢
annually, the Committee extensively considers potential measures, targets, and potential rewards to appropriately incent the right performance, without encouraging undue risks or other unintended consequences.

Benefits

Severance Arrangements

None of our named executive officers have any special arrangements that provide for payment of severance payments except those under CIC agreements or the Company’s Layoff Policy which applies to all Central Vermont employees.

Pension Plan

The Company pays the full cost of the Pension Plan for all qualifying employees.  The Pension Plan is described in detail on page 30.  Starting April 1, 2010, the Company’s existing Pension Plan was closed to new employees, including newly hired officers.

Supplemental Retirement Plan

The Officers’ Supplemental Retirement Plan (“SERP”) is designed to supplement the retirement benefits available through the Pension Plan and 401(k) Plan to our designated executive officers.  The SERP is a part of the Company’s overall strategy for attracting and maintaining top managerial talent.  See SERP discussion on page 30.

Deferred Compensation

Under the Deferred Compensation Plan for Officers and Directors of Central Vermont Public Service Corporation, each non-employee director may elect to defer all or a portion of their annual cash compensation, including Company stock granted as part of their retainer.  Eligible executive officers may elect to defer up to 25% of their base salary, and 100% of their annual incentive pay and/or their Performance Share Plan (LTIP) awards.  Amounts credited accrue interest at a rate equal to the prime interest rate plus 1%, or the share price of Central Vermont’s Common Stock for the year, including dividend reinvestment.  Deferred performance shares can only accrue interest using the share price and dividends on Central Vermont’s Common Stock over the period of deferral.  Eligible participants must make an annual irrevocable election to defer compensation that will be paid, earned, or awarded in the following year.  Generally, payments will be made in the form of a lump sum cash distribution or annual cash installments upon retirement, resignation or the attainment of an age previously specified by the participant.  This is an unfunded, nonqualified, deferred compensation plan to help officers and directors with financial planning by reducing short-term taxable income and deferring it to a later date (when it will be taxed as ordinary income).  See Nonqualified Defined Contribution and Other Deferred Compensation Plans Table on page 31.

Change-In-Control (“CIC”) Provisions

As with most publicly traded companies, the Company has CIC agreements with executive officers which are designed separately from other compensation arrangements.  The purpose of the agreements is to encourage our senior executives, including our named executive officers, to act in the best interest of shareholders with respect to a possible CIC without concern about the possible negative economic consequences they might suffer personally as a result of the change.  The protections are designed to make executives economically neutral about whether or not a CIC event occurs, to eliminate “foot dragging” on the part of executives for transactions that are in the shareholders’ interests and to prevent executives from prematurely leaving due to concerns about being left without a position or adequate severance.  The CIC agreements provide that the compensation and benefits described below would be payable to executives only in the event of a double trigger of events (1) the occurrence of a CIC and (2) a separation from service with the Company (including certain voluntary terminations).

During 2007 and early 2008, the Compensation Committee performed a thorough review of the existing CIC agreements by looking at extensive analysis provided by Towers Watson (see Committee Consultant section), comparing the Company’s CIC agreements to “established” and “leading edge” market practices.  The Compensation Committee made revisions to the existing agreements to bring the Company’s CIC agreements more in line with the market and to eliminate automatic renewal features.  Effective March 1, 2011 for Mr. Reilly and April 6, 2009 for the other officers, the executives are eligible for the CIC benefits below.

➢
a multiple (2.99 times for grandfathered named executive officers Mr. Kraus and Ms. Gamble and 2.00 for non-grandfathered named executive officers Ms. Keefe, and Messrs. Reilly and Rocheleau) of their base salary and target annual incentive;

➢	benefit continuation provided in exchange for consulting services in alignment with severance multiplier;

➢	certain legal and accounting fees and expenses incurred as a result of termination of employment are paid by the Company;

➢	conditional gross-up for excise tax will be paid to the extent that value of the CIC benefits exceeds 3.3 times the executive’s compensation preceding the CIC event;

➢	limited outplacement benefit up to $15,000;

➢	confidentiality, non-compete, non-disparagement, and non-solicitation requirements;

➢	requirement for a legal release and waiver to receive payments;

➢	a prorated portion of MIP assuming target performance;

➢	a prorated portion at target of the performance shares under the Performance Share Incentive Plan (LTIP); and

➢	vesting of any non-vested restricted stock.

In addition, executives also receive the following based on a single trigger, namely a change-in-control without a separation of service:

➢	a prorated portion of MIP assuming target performance;

➢	a prorated portion at target of the performance shares under the Performance Share Incentive Plan (LTIP); and

➢	vesting of any non-vested restricted stock.

Executives have the option in the 13th month following a change-in-control to terminate employment on a voluntary basis and receive the benefits outlined above not to exceed a level at which excise taxes would be payable.  In addition, for these executives, if there is a “good reason” termination (including reduction of compensation, demotion or relocation as defined within the agreement) within a 3-year period, after the change-in-control the benefits outlined above will be received.

Other Benefits

Executive officers participate in all other benefit programs available to all employees.  However, Central Vermont provides Company-paid life insurance of four times salary for the CEO, and three times salary for the other executive officers versus the 1.5 times salary for all other employees.

Other Perquisites

It is the general policy of the Compensation Committee not to compensate executive officers through the use of perquisites.  No perquisites are provided to any current executive officers at this time.

Stock Ownership Guidelines

Starting in 2011, the Company’s stock ownership guidelines were changed to the following levels to approximate 3x salary for CEO and 1.5x salary for other officers.  As the new CEO in 2012, Mr. Reilly’s stock ownership guideline was tiered to provide adequate time to meet the newly enacted guidelines.  Mr. Reilly will be required to own 45,000 shares within 5 years and 75,000 shares within 7 years of his first year of eligibility in the performance share plan.

Chief Executive Officer	75,000 shares
Senior Vice President	17,000 shares
Vice President	15,000 shares

The number of required shares is reviewed annually and adjusted as indicated.

Officers may count the value of shares owned, shares which are deferred pursuant to the Deferred Compensation Plan, stock owned in the 401(k) Plan, stock options exercised and held, Restricted Stock, stock purchased outright, and Performance Shares awarded and held as part of total stock ownership toward meeting these requirements.  Unexercised stock options are not counted in calculating ownership nor are contingently granted performance shares.

Of the current named executive officers, Mr. Kraus and Ms. Gamble currently meet the guidelines.  Messrs. Reilly and Rocheleau and Ms. Keefe have until March 2018, June 2013 and June 2014, respectively, to meet the guidelines.

Tax Matters

Central Vermont seeks to maximize the tax-deductibility of compensation paid to its executives.  Section 162(m) of the IRC, as amended, generally limits the Company’s federal income tax deduction for compensation paid in any taxable year to the CEO and the next four highest paid executive officers named in the Summary Compensation Table to $1 million.  The limit does not apply to specified types of exempt compensation, including payments that are not included in the employee’s gross income, payments made to or from a tax-qualified plan, and qualified performance-based compensation.  Under the tax law, the amount of a qualified performance-based award must be based entirely on an objective formula, without any subjective consideration of individual performance.  The Compensation Committee has carefully considered the impact of this law.  As the annual cash compensation of each of our executive officers is below $1 million, the limitation imposed by Section 162(m) is not currently applicable.  In addition, the stock options previously granted under Central Vermont’s stock option plans are designed as exempt qualified performance-based compensation.  The tax implications for officers were not taken into consideration when setting compensation, except within the design of the CIC agreements and the Deferred Compensation Plan.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis (“CD&A”) with management, and based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in the this Form 10-K/A.

COMPENSATION COMMITTEE MEMBERS: Robert L. Barnett, Chair Robert B. Johnston William R. Sayre Janice L. Scites William J. Stenger

Summary Compensation Table

The following table sets forth all compensation earned, paid or payable by the Company to our named executive officers during the last fiscal year ended 2011 and the prior two fiscal years.

Column (e) is comprised of stock grants that are subject to performance-based conditions.  The values shown are based on target performance (or the level of the contingent grant).  Given the design of the performance shares, target performance is the most probable outcome of the performance at the beginning of the three-year cycle (2011-2013).  A footnote indicates the maximum potential value of the 2011 grants.  Actual payouts made in December 2011 are included in the footnote.

SUMMARY COMPENSATION TABLE
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Lawrence J. Reilly * President and CEO	2011 2010 2009	$261,067 0 0	$145,000 0 0	$27,776 0 0	$77,400 0 0	$ 0 0 0	$ 14,920 0 0	$ 526,163 0 0
Robert H. Young ** Former President and CEO	2011 2010 2009	192,448 410,000 402,000	10,055 0 0	249,815 240,380 200,550	80,800 200,000 246,000	257,536 280,263 213,136	2,050,581 16,191 18,137	2,841,235 1,146,834 1,079,823
Pamela J. Keefe *** Senior Vice President, CFO, and Treasurer	2011 2010 2009	232,500 225,000 222,577	0 0 0	90,641 86,860 82,130	42,200 69,400 81,700	59,228 40,098 28,566	12,802 5,499 5,546	437,371 426,857 420,519
Joan F. Gamble Vice President – Strategic Change and Business Services	2011 2010 2009	214,505 203,000 203,000	0 0 0	59,690 58,580 47,750	32,400 51,500 66,100	177,561 228,713 118,328	13,235 9,609 9,792	497,391 551,402 444,970
Joseph M. Kraus Senior Vice President Operations, Engineering, and Customer Service	2011 2010 2009	241,043 228,000 228,000	0 0 0	90,641 86,860 72,580	42,700 71,100 89,100	181,900 545,318 179,062	12,463 16,370 11,036	568,747 947,648 579,778
Dale A. Rocheleau Senior Vice President, General Counsel and Corporate Secretary	2011 2010 2009	234,000 228,000 228,000	0 0 0	90,641 86,860 72,580	42,400 70,300 87,700	97,234 73,133 64,842	13,438 13,047 12,163	477,713 471,340 465,285

* Mr. Reilly was elected President and CEO effective March 1, 2011.

** Mr. Young retired effective June 1, 2011.

*** Ms. Keefe announced her resignation as Senior Vice President, CFO and Treasurer effective March 31, 2012.

The Compensation Committee and the Board discontinued the use of stock options in January 2006.

(1)
Includes for Mr. Reilly, a base salary comprised of $246,924 of which $15,122 is reimbursed by Vermont Yankee Nuclear Power Corporation.  Included in the $261,067 reported above are director’s retainers and fees in the amount of $14,143 paid by Vermont Electric Power Company, Inc.

Includes for Mr. Young, a base salary comprised of $167,352 of which $9,211was s reimbursed by Vermont Yankee Nuclear Power Corporation.  Included in the $192,448 reported above are director’s retainers and fees in the amount of $6,629 paid by Vermont Electric Power Company, Inc. and $18,467 representing pay received in lieu of vacation.

Includes for Ms. Gamble and Mr. Kraus $5,005 and $6,043 respectively which represents pay received in lieu if vacation.

These amounts include deferrals into our 401(k) Plan and/or Officers and Directors Deferred Compensation Plan.

(2)
Includes for Mr. Reilly a relocation/hiring bonus of $75,000 and a bonus of $70,000 in recognition of his outstanding performance in assuming the Chief Executive’s role and his leadership and superior performance on major corporate initiatives and the transaction in 2011.

Includes for Mr. Young the value of the Company car and computer provided to him upon his retirement.

(3)
The performance-based grant values are based on the grant date estimate of compensation cost recognized over the service period, excluding the effect of forfeitures in accordance with ASC Topic 718.  For information regarding the calculations pursuant to ASC Topic 718, refer to Note 10 - Share-Based Compensation to the Consolidated Financial Statements of this Annual Report on Form 10-K for the fiscal year ended
December 31, 2011 on page 87.

The actual payouts for the 2009-2011 performance cycle using the FMV on the award date at the end of the three-year cycle for TSR and Operational Measures is as follows: Ms. Keefe, $197,283; Ms. Gamble, $120,739; Mr. Kraus, $183,535; and, Mr. Rocheleau, $183,535.

As part of his retirement benefits, on May 31, 2011 Mr. Young received a pro-rated payout at target performance of shares for each of the 2009-2011, 2010-2012, and 2011-2013 cycles using the FMV on that date with an actual total payout amount of $585,264.

The maximum potential value of the 2011 conditional grants payable after the 2011-2013 performance cycle is based upon 1.5 times the target grant and are listed as follows: Ms. Keefe, $135,961; Ms. Gamble, $89,535; Mr. Kraus, $135,961; and Mr. Rocheleau, $135,961.

Mr. Reilly was not eligible to participate in the 2009-2011, 2010-2012, or 2011-2013 performance cycles.

In addition to these amounts, the SCT also includes a restricted stock award for one executive.  Mr. Reilly received 4,699 shares of Common Stock valued at $99,995 with a three-year cliff vest as part of his hire package.  $27,776 was expensed in year 2011.  Dividends at normal rates are paid on restricted stock and are included in the “All Other Compensation” column of the SCT.

(4)
Represents payment for the earned 2011 performance paid on December 16, 2011 under the Management Incentive Plan.  The amounts in column (g) reflect Company performance for 2011 at 59% of target which represents 80% of the overall weighting for the MIP.  The other 20% was based on each individual officer’s performance adjusted for Company performance (at 59% of target) as evaluated by the Compensation Committee for the CEO and on the advice and recommendation of the CEO for the named executive officers reporting to the CEO.  See MIP section under CD&A.

(5)
The amounts in column (h) reflect the actuarial change in the present value of each named executive officer’s benefits under all pension plans established by the Company determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements (except that we used a retirement age equal to the earliest unreduced retirement age (60 years or, when after age 55, age and years of service equals 85)).  This column includes amounts which the named executive officer may not currently be entitled to receive.

(6)	The table below shows the components of this column as described by the footnotes below. All Other Compensation Components

Name	Perquisites and Other Personal Benefits (i)	Company Contribution to Defined Contribution Plans (ii)	Insurance Premiums (iii)	Defined Contribution Plan Core Contribution (iv)	Dividends (v)	Supplemental Officers’ Retirement Plan Payment (vi)	Total
Lawrence J. Reilly	$645	$ 0	$4,848	$6,185	$3,242	$ 0	$ 14,920
Robert H. Young	834	10,413	0	1,225	0	2,038,109	2,050,581
Pamela J. Keefe	0	10,412	1,165	1,225	0	0	12,802
Joan F. Gamble	0	10,413	1,597	1,225	0	0	13,235
Joseph M. Kraus	0	10,413	825	1,225	0	0	12,463
Dale A. Rocheleau	0	10,413	1,800	1,225	0	0	13,438

(i)
Mr. Reilly has opted out of our medical insurance plan and, therefore, receives this opt-out benefit.  Mr. Young had the use of a Company vehicle and valuation is consistent with IRS Publication 15b - Employer’s Tax Guide to Fringe Benefits.

(ii)	Company matching contributions to the Employee Savings and Investment Plan (401(k)).
(iii)
The Company provides life insurance for Mr. Reilly at four times his salary and at three times salary for Ms. Gamble, Ms. Keefe, Mr. Kraus, and Mr. Rocheleau.  Mr. Reilly’s insurance is provided through a Company group-term life insurance policy, Mr. Kraus’ insurance is provided through a combination of split-dollar and Company group-term life insurance and the remaining officers through Company group-term life insurance.  All officers are taxed for the premiums paid by the Company for insurance above $50,000.

Under the split-dollar policies, the Company’s Rabbi Trust would receive the excess above the life insurance payment to the beneficiary if the Officer were to die while employed.  Amounts entered in this column represent the Company’s taxable amount of benefit.

(iv)	Defined Contribution Plan enhancement effective April 1, 2010, providing a core contribution for all employees of 0.5%.
(v)	Dividends related to restricted stock.
(vi)	In accordance with the Officers’ Supplemental Retirement Plan, Mr. Young was paid $1,925,306 in 2011 and $112,803 in February 2012.

Salaries

Salaries paid to our named executives are set forth in the Summary Compensation Table.  For 2011, salaries paid to our named executives accounted for the following percentages of their total compensation:  Mr. Reilly 50%; Mr. Young 7%; Ms. Keefe 53%, Ms. Gamble 43%; Mr. Kraus 42%; and, Mr. Rocheleau 49%.

The Board of Directors approved base salaries for the named executive officers for 2012 as shown below.

Name	Title	2012 Base Salary
Lawrence J. Reilly	President and CEO	$309,000 *
Pamela J. Keefe	Senior Vice President, Chief Financial Officer, and Treasurer	239,200
Joan F. Gamble	Vice President - Strategic Change and Business Services	216,900
Joseph M. Kraus	Senior Vice President - Operations, Engineering, and Customer Service	241,700
Dale A. Rocheleau	Senior Vice President, General Counsel and Corporate Secretary	240,700

* Excludes director’s retainers and fees paid by Vermont Electric Power Company, a CVPS affiliate.

Grants of Plan-Based Awards During 2011

In 2011 (at the beginning of the three-year 2011-2013 performance cycle), there was a contingent grant of a fixed number of performance shares of Common Stock.  The number of shares actually awarded at the end of the performance cycle (years 2011-2013) is dependent on how the Company’s performance compares to pre-established performance targets for 1) TSR and 2) operational measures (see LTIP program of CD&A, page 20).  The payout ranges from zero to 1.5 times the number of shares depending on performance, with dividends payable in performance shares reinvested into additional performance shares over the three-year period.  For both the TSR and operational measures, if actual performance is below threshold, the target award is zero.  Once the award is earned, shares become fully vested.  These performance shares are contingently granted at the first Board meeting of the year.  At the end of the three-year period the shares are awarded based on actual performance over the three-year cycle.  For 2011, as with the past few years, the value of the LTIP grants are as follows:

	Threshold	Target	Maximum
Chief Executive Officer *	$0	$185,000	$277,500
Chief Executive Officer **	$0	$250,000	$375,000
Senior Vice President	0	90,000	135,000
Vice President	0	60,000	90,000

The following table provides information on incentive and equity awards granted in 2011 to each of our named executive officers.

GRANTS OF PLAN-BASED AWARDS DURING 2011
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Grant Date	Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards (2)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Lawrence J. Reilly *	3/1/11 ---	$0	150,000	300,000	0	0	0
Robert H. Young **	1/10/11 ---	0	194,000	388,000	0	0	0
Pamela J. Keefe	1/10/11 ---	0	69,750	139,500	0	4,467	6,700
Joan F. Gamble	1/10/11 ---	0	52,375	104,750	0	2,941	4,412
Joseph M. Kraus	1/10/11 ---	0	70,500	141,000	0	4,467	6,700
Dale A. Rocheleau	1/10/11 ---	0	70,200	140,400	0	4,467	6,700

* Mr. Reilly was not eligible to participate in the 2011-2013 performance cycle.

** Mr. Young retired effective June 1, 2011 and as part of his retirement benefits received a pro-rated payout of shares for the 2011-2013 performance cycle on May 31, 2011.

(1)
These columns show the threshold, target, and maximum potential payout for 2011 performance under the MIP as described in the section entitled “Management Incentive Plan” in the CD&A.  The actual MIP payout for 2011 performance is reflected in the Summary Compensation Table column (g).

(2)	These columns show the threshold, target, and maximum potential number of shares that could be awarded for the 2011-2013 cycle of the LTIP, including dividends accrued over the three-year period.

Outstanding Equity Awards at Fiscal Year-End Table

Stock Options

Starting in 2006 stock options were no longer granted to our executive officers.  We now rely solely on performance shares.  Prior to 2006, the annual stock option grant dates for officers was the date of the Company’s Annual Meeting (determined by our By-laws as the first Tuesday in May).  At that time the Compensation Committee approved the grant and key terms.  The price of our stock options was 100% of the average of the high and low Fair Market Value (“FMV”) on the date of the grant.  The Compensation Committee’s policy is not to amend the exercise price of stock options after grant, except in the event of a stock dividend outside of the normal quarterly dividend payment, stock split, or other change in corporate structure or capitalization affecting the Common Stock.

The following table shows the value of all outstanding unexercised option grants awarded to the executive officers prior to 2006, unvested stock awards, and unvested equity incentive awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Closing Price on Date of Grant ($)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value Of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
Lawrence J. Reilly Stock Options	0	---	---	---	4,699	$99,995
Robert H. Young Stock Options	32,300 51,470 59,520 24,035	$19.2700 17.4900 20.1100 21.5200	$19.0750 17.4900 20.1500 21.4450	5/7/2012 5/6/2013 5/4/2014 5/3/2015	0 0 0 0	--- --- --- ---
Pamela J. Keefe LTIP 2009-2011 2010-2012 2011-2013							5,611 5,209 5,248	196,946 182,836 184,205
Joan F. Gamble LTIP 2009-2011 2010-2012 2011-2013							3,434 3,513 3,456	120,533 123,306 121,306
Joseph M. Kraus Stock Options LTIP 2009-2011 2010-2012 2011-2013	11,760 13,610 5,494	17.4900 20.1100 21.5200	17.4900 20.1500 21.4450	5/6/2013 5/4/2014 5/3/2015	0 0 0	--- --- ---	5,220 5,209 5,248	183,222 182,836 184,205
Dale A. Rocheleau Stock Options LTIP 2009-2011 2010-2012 2011-2013	13,610 5,494	20.1100 21.5200	20.1500 21.4450	5/4/2014 5/3/2015	0 0	--- ---	5,220 5,209 5,248	183,222 182,836 184,205

(1)	All options vest and become exercisable immediately upon grant.
(2)	The expiration date of each option occurs ten years after the date of each option grant.
(3)
As of December 31, 2011, the table below shows the restricted performance units cycles, the actual payouts for the cycle ending 2011, and a point in time estimate of potential payout for the two open cycles.

These contingent shares are awarded based on the Total Shareholder Return and Operational Measures criteria as described in the Long-Term Incentive Program section of the CD&A.

The contingent grant of the units listed in this table are given annually at the beginning of each three-year cycle.  Based upon satisfying pre-established performance targets, the actual number of shares at the end of the cycle may range from zero to 1.5 times the number of units granted, plus dividend reinvestment.  Performance at or below threshold warrants no payout.  The estimates of number of units “earned” for the 2010-2012 and 2011-2013 cycles are point in time estimates reflecting performance to date.  Since the actual earned award will be based on the total three-year performance, these “earned” units may not be reflective of actual earnings over the time period.  For example, the Company’s TSR performance vs. other utilities in a one-year time frame may not be reflective of the Company’s ultimate TSR performance over the three-year measurement cycle.

As of December 31, 2011
Name	Cycle	Restricted Units (#) TSR/Op. Meas.	Units (#) Earned (i)	Units (#) Accrued (ii)	Total Units (#) (iii)	Restricted Unit Value ($)
Pamela J. Keefe *	2009-2011 ** 2010-2012 2011-2013	2,150/2,150 2,150/2,150 2,050/2,050	2,912/2,051 3,225/1,462 3,075/1,743	380/268 359/163 275/156	5,611 5,209 5,248	$196,946 182,836 184,205
Joan F. Gamble	2009-2011 ** 2010-2012 2011-2013	1,250/1,250 1,450/1,450 1,350/1,350	1,775/1,250 2,175/986 2,025/1,148	240/169 242/110 181/103	3,434 3,513 3,456	120,533 123,306 121,306
Joseph M. Kraus	2009-2011 ** 2010-2012 2011-2013	1,900/1,900 2,150/2,150 2,050/2,050	2,698/1,900 3,225/1,462 3,075/1,743	365/257 359/163 275/156	5,220 5,209 5,248	183,222 182,836 184,205
Dale A. Rocheleau	2009-2011 ** 2010-2012 2011-2013	1,900/1,900 2,150/2,150 2,050/2,050	2,698/1,900 3,225/1,462 3,075/1,743	365/257 359/163 275/156	5,220 5,209 5,248	183,222 182,836 184,205

*   Ms. Keefe was granted additional contingent shares upon her promotion to Senior Vice President in May 2009.

** Total Units represents actual TSR and Operational Measure units paid out for the 2009-2011 Cycle
December 16, 2011 with the Restricted Unit Value calculation provided in footnote 4 below.

(i)
Units actually earned for the 2009-2011 cycle.  The first number represents the award based on TSR, and the second number represents the award based on Operational Measures.  For the other two open cycles, this is a point-in-time estimate based on an estimate of performance to date, and may not be reflective of performance over the entire three-year cycle.

	(ii)	Units accrued as a result of dividends earned and reinvested through the close of the cycle for the number of units earned. The 2011 annual dividend rate was $0.92.
	(iii)	Represents units earned plus units accrued.
(4)
Market value of performance units calculated by multiplying the closing market price on December 31, 2011 of $35.10 as shown in footnote 3 above.  This is not representative of what may actually be awarded based on performance for the 2010-2012 and 2011-2013 cycles.

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END 2011

(a)		(b)	(c)	(d)	(e)
		Option Awards		Stock Awards
Name		Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Lawrence J. Reilly	Options Stock	0 0	0 0	0 0	0 0
Robert H. Young	Options Stock	26,200 0	$183,793 0	0 0	0 0
Pamela J. Keefe	Options Stock	0 0	0 0	0 0	0 0
Joan F. Gamble	Options Stock	13,127 0	192,029 0	0 0	0 0
Joseph M. Kraus	Options Stock	6,200 0	99,696 0	0 0	0 0
Dale A. Rocheleau	Options Stock	0 0	0 0	0 0	0 0

Pension Plan and Officers’ Supplemental Retirement Plan

The Pension Plan of Central Vermont Public Service Corporation and Its Subsidiaries (the “Pension Plan”) as amended through December 31, 2011 is a defined benefit plan which covers all full-time employees of the Company who were hired before April 1, 2010 and have at least one year of service during which at least 1,000 hours was worked.  The Pension Plan is a final average pay plan whereby each participant’s benefit is determined based on their highest five-year average pensionable pay and years of service.  The formula is (1.45% times final average pay) plus (0.3% times final average pay in excess of Covered Compensation) times (years of service up to 30 years) plus (0.5% times final average pay times years of service over 30).  Vesting occurs after five years of service.  Central Vermont’s Pension Plan allows employees to retire with a reduced benefit at age 55 and 10 years of service.  Full benefits accrue when an employee reaches 55 years of age with 10 years of service and their whole age plus their whole years of service equals 85 or more (“Rule of 85”) or age 60, whichever is earlier.  Lump sum payouts are allowed.

All participants in the Pension Plan whose covered pay exceeds the limit imposed under IRC Section 401(a)(17) are eligible to participate in the Officer’s Supplemental Retirement Plan (the “SERP”). The SERP mirrors the Pension Plan except that it is not restricted by the IRC covered pay limit ($245,000 in 2011). The SERP and the Pension Plan are coordinated to provide a total pension benefit based on the Pension Plan formula using covered pay without regard to the IRC limit.  The SERP benefit is equal to the total pension benefit using the Pension Plan formula without regard to the IRC covered pay limit, minus the pension benefit available under the Pension Plan, which applies the IRC limit.  Any officers hired on or after April 1, 2010 will be eligible for an enhanced 401(k) retirement plan in lieu of the Pension Plan.  The SERP for those officers will make the officers whole for IRC limits affecting the 401(k).

The table below shows the present value of accumulated benefits for each participant’s benefit accrued-to-date.  The present value of accumulated benefits was computed as of the same pension plan measurement date used for financial statement reporting purposes with respect to the Company’s audited financials for the most recently completed fiscal year.  Also, the assumptions used were the same as those used for financial reporting purposes under generally accepted accounting principles, except that we assumed that participants would retire at age 60 or under the Rule of 85.

PENSION BENEFITS
(a)	(b)	(c)	(d)	(e)
Name	Plan Name	Number of Years Credited Service (#)	Present Value Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Lawrence J. Reilly *	Qualified SERP	0 0	$ 0 0	$ 0 0
Robert H. Young (1, 2)	Qualified SERP	23.92 23.92	0 206,005	1,154,276 1,925,306
Pamela J. Keefe	Qualified SERP	5.58 5.58	147,714 26,259	0 0
Joan F. Gamble	Qualified SERP	22.58 22.58	966,489 79,853	0 0
Joseph M. Kraus (1, 2)	Qualified SERP	30.42 30.42	1,673,948 526,412	0 0
Dale A. Rocheleau	Qualified SERP	8.17 8.17	309,399 88,099	0 0

* Mr. Reilly is not eligible for the Pension Plan due to his hire date.
(1)
The SERP provides a grandfathered benefit for certain executive officers who participated in the plan as of January 1, 1998.  Messrs. Young and Kraus are eligible for the grandfathered benefit upon retirement from the Company after attainment of age 55 with 10 or more years of service.  These individuals receive the greater, on an actuarial present value basis, of the grandfathered benefit and the benefit provided under the basic SERP provisions.  The grandfathered benefit includes both a pension and death benefit as described below.

(i)
Grandfathered Pension Benefit - An annual payment equal to a specified percentage of the individual’s final year’s base salary (excluding MIP compensation and other forms of remuneration) payable upon attainment of age 65 for a period of 15 years.  The applicable percentages are 44% for Mr. Young and 33% for Mr. Kraus.  The benefit is further reduced by 5% per year for payment upon early retirement before age 65.

	(ii)	Grandfathered Death Benefit - $166,667 payable to the designated beneficiary upon the death of the executive officer following retirement.

(2)
Mr. Young retired and received payments under the Pension Plan and SERP during 2011.  Mr. Kraus is currently eligible for early retirement under the Pension Plan and the SERP as he has attained age 55 and has completed more than 10 years of service.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

The following table illustrates details for the executive officers who have deferred compensation (in the current year and/or in prior years) under the Company’s unfunded, nonqualified Deferred Compensation Plan for Officers and Directors.  Irrevocable deferral elections are made by eligible executives in December of each year for cash amounts to be earned, or granted if in regard to LTIP awards, in the following year.  Officers may elect to defer up to 25% of their base salary and may also elect to defer 100% of their annual incentive pay and LTIP awards.

Investment options available under the Plan may vary depending upon the type of compensation that was deferred.  There are two investment options for base salary and annual incentive compensation: (i) a fixed rate of return equal to prime rate plus 1%, or (ii) a return based on the share price of the Company’s Common Stock for the year, including dividends which are credited on the date dividends are paid to the Company’s shareholders.  Participants may change the investment option on their existing balance in a subsequent election during the annual election period each December.  For LTIP awards the return is based on the share price of the Company’s Common Stock for the year (including dividends).

As a general rule, payments of deferred compensation are made in cash in the form of a lump sum distribution or in annual installments over a period of time not exceeding 15 years.  The payments are made upon the occurrence of a date or attainment of an age specified by the participant or following termination of the participant’s employment.  The form and time of payment is based on an election that was made by the eligible participant during the December election period before the calendar year in which the deferred compensation is earned.  However, in the event of a participant’s death or disability, the deferred compensation will be paid in the form of a lump sum and within 60 days of such death or disability.

Upon successful completion of the Merger Agreement, and the related de-listing of the Company’s Common Stock, all outstanding Deferred Compensation accounts will be valued at the purchase price ($35.25/share) and converted into a fixed rate of return equal to prime rate plus 1% account, following the form and time of payment as previously discussed above.

NONQUALIFIED DEFINED CONTRIBUTION AND OTHER DEFERRED
COMPENSATION PLANS FISCAL YEAR 2011

(a)	(d)	(f)
Name (1)	Aggregate Earnings in Last FY ($)	Aggregate balance at Last FYE ($)
Lawrence J. Reilly	$ 335	$113,770
Robert H. Young	0	0
Pamela J. Keefe	9,106	510,734
Joan F. Gamble	18,652	617,467
Joseph M. Kraus	0	0
Dale A. Rocheleau	5,669	402,042

(1)
Of the named officers, Ms. Keefe and Messrs. Reilly and Rocheleau participated in the Plan during 2011.  Over a four-year period from 2007 to 2011, Ms. Keefe deferred $395,069 in compensation.  Over a one-year period from 2011 to 2012, Mr. Reilly deferred $110,285 in compensation.  Over a two-year period from 2010 to 2011, Mr. Rocheleau deferred $297,982 in compensation.  No amounts reported in this table are reported as compensation in the Summary Compensation Table on page 24.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Payments and benefits upon ordinary termination of employment, involuntary termination and retirement include the following that are provided to all salaried employees on a non-discriminatory basis:

➢	accrued salary and vacation pay;

➢	benefits under the Company’s Layoff Policy, if applicable;

➢	target annual incentive payment prorated for portion of year worked in year of retirement;

➢	regular benefits under the qualified Pension Plan if vested, see “Pension Benefits” table on page 30;

➢	distributions of plan balances under the Employee Savings and Investment Plan (401(k)); and

➢	health and welfare benefits provided to all retirees including retiree medical, dental and life insurance.

Distributions of plan balances under the Company’s unfunded, nonqualified Deferred Compensation Plan are available following ordinary termination of employment, involuntary termination, and retirement.  The plan balances as of December 31, 2011 are shown above.

A pro-rated portion of the annual incentive plan, assuming target performance for a portion of the year worked is provided to executive officers whose employment ends mid-cycle due to death, disability or CIC.  A pro-rata portion of performance shares at target level is provided to executive officers whose employment ends mid-cycle due to retirement, death, disability, or CIC.  Any grants of restricted stock to executive officers are automatically vested upon the same events.  The value of these equity awards upon a retirement, death, disability, or CIC event as of December 31, 2011 is as follows:

Name	Equity Awards Payable Upon
	Retirement	Death, Disability, or CIC
Mr. Reilly	N/A*	$164,935
Ms. Keefe	N/A*	159,315
Ms. Gamble	N/A*	106,665
Mr. Kraus	$159,315	159,315
Mr. Rocheleau	N/A*	159,315

*Has not satisfied the requirements for retirement as of December 31, 2011 (age 55 or older with 10 or more years of service).

A termination due to death or disability does not entitle the named executive officers to any future payments or benefits beyond those described above that are not generally available to salaried employees, except for a higher level of life insurance - four times for CEO and three times salary for other officers versus 1.5 times salary for all other employees.

CIC agreements providing severance and other benefits apply to all named executive officers.  A CIC under the agreements is deemed to occur upon the happening of one of the following events:

(1)	an acquisition of 20% or more of the Company’s outstanding voting securities;

(2)	a change of more than two-thirds of Board over the term of the agreement except where the new Board members were approved by a vote of at least two-thirds of the incumbent members of the Board;

(3)	a consummation of a reorganization, merger, or consolidation or sale or other disposition of more than 50% of the assets of the Company; or

(4)	approval by the shareholders of Company of a complete liquidation or dissolution of the Company.

A payment event would occur under the CIC agreement if at any time within the three-year period following a CIC a covered executive’s employment is terminated in a manner that constitutes a separation from service as defined for purposes of Code Section 409A for any reason other than (i) a voluntary termination by the covered executive without good reason, (ii) by the Company as a result of executive’s incapacity due to a physical or mental illness or for Cause, or (iii) due to the executive’s death.  For this purpose, “good reason” allows a covered executive to terminate employment for any reason during the thirteenth month after a CIC if a majority of the Company’s Board at such time is comprised of individuals who were not members of the Board at the time of the CIC.  However, under such circumstances, the CIC benefits will be reduced to the extent necessary to fall below the IRC Section 280(G) limit, i.e., three times the executive’s average W-2 compensation paid by the Company for the five calendar years preceding the CIC event.

The table below provides the incremental benefits available upon a CIC and Termination Event (as defined in the CIC Agreements) as of June 30, 2012.  The table does not include payments and benefits described above that are provided in the event of an ordinary termination of employment, involuntary termination or retirement.

Name and Principal Position	Cash Severance Payment (1)	Acceleration of Equity Awards (2)	Annual Incentive (3)	SERP, Outplacement and Welfare Benefit Value (4)	Excise Tax and Related Gross Ups (5)	Reduction to IRC 280(G) Limit (6)	Total Payments Under a CIC	Parachute Value as a percentage of 280(G) Base Amount (7)
Lawrence J. Reilly President and CEO	$927,000	$196,892	$146,617	$125,020	$0	$0	$1,395,529	295%
Pamela J. Keefe* Senior Vice President, CFO, and Treasurer	621,920	228,934	35,586	98,476	337,612	0	1,322,528	355%
Joan F. Gamble Vice President, Strategic Change and Business Services	810,664	0	26,890	320,863	0	0	1,158,417	219%
Joseph M. Kraus Senior Vice President - Operations, Engineering, and Customer Service	939,488	0	35,958	164,017	0	0	1,139,463	233%
Dale A. Rocheleau Senior Vice President, General Counsel and Corporate Secretary	625,820	228,934	35,809	369,753	0	0	1,260,316	281%

* Ms. Keefe announced her resignation as Senior Vice President, CFO and Treasurer effective March 31, 2012 and is therefore not eligible for CIC payments.

(1)	Equals annual base salary plus target annual incentive compensation times severance multiplier of 2.99 for Ms. Gamble and Mr. Kraus and 2.00 for Ms. Keefe and Messrs. Reilly and Rocheleau.
(2)
Performance shares and Accelerated Stock Awards (including reinvested dividends) valued at the closing fixed purchase price of $35.25 per share.  Performance Shares were assumed to be paid at target based on the pro-rata portion of the three-year performance cycle that executives have worked at the time of the CIC.  Accelerated Stock Awards are fully vested upon CIC.

(3)	Annual Incentive was assumed to be paid at target based on the pro-rata portion of the year that executives have worked at the time of CIC.
(4)
These incremental benefits are intended to be “reasonable compensation” for the executive officer’s commitment to provide consulting services as required by the Company for one year post-termination and satisfaction of restrictive covenants including refraining from working in competition with, or for a competitor of the Company, for one year post-termination.  To the extent that these benefits exceed “reasonable compensation” for the post-termination consulting services and satisfaction of restrictive covenants, the benefits may be reduced or additional tax gross-ups may apply in accordance with the conditional tax gross-up provision described in notes (5) and (6) below.

Incremental SERP benefit values are included for those who are eligible to participate and are based on the following standard actuarial assumptions:

Discount rate	5.20%
Mortality (post-retirement only)	IRS generational mortality table
Benefit commencement and payment form
Ms. Gamble and Messrs. Kraus and Rocheleau elected lump sums payable at termination and Ms. Keefe elected a single life annuity payable upon age 65.  A CIC accelerates the annuity payment for Ms. Keefe and benefits were reduced for early payment based on applicable qualified plan factors.  Not applicable for Mr. Reilly whose agreement does not provide retirement benefit enhancements.

The Health and Welfare benefit values reflecting three years (Ms. Gamble and Mr. Kraus) and two years (Ms. Keefe and Messrs. Reilly and Rocheleau) of continued participation were estimated at three times and two times the current cost of coverage, respectively, and based on 2012 benefit elections.  Health and Welfare benefits include medical, dental, life insurance, short-term disability, and long-term disability coverage.

A one-time $15,000 outplacement benefit has been included in this item.

A tax gross-up applies to health care benefits (medical and dental) and the outplacement benefit and is reflected in this item.

(5)
Upon a CIC, employees may be subject to certain excise taxes under Section 280(G) of the Internal Revenue Code.  The Company has agreed to reimburse the affected employees, based on the conditional tax gross-up provision described in footnote (6) below, for those excise taxes as well as any income and excise taxes payable by the executive as a result of any reimbursements for the 280(G) excise taxes.  The amounts in the table are based on a 280(G) excise tax rate of 20%, a 35% federal marginal income tax rate, a Vermont State tax rate of 8.95%, and a 1.45% Medicare tax rate.

(6)
There is a conditional gross-up for excise tax on the termination payments under Section 4999 of the Internal Revenue Code only in circumstances where the CIC benefits are over the IRC Section 280(G) limits by more than 10%.  If CIC benefits are between 100% and 110% of the IRC Section 280(G) limits, the total CIC benefit is reduced to 100% of the IRC Section 280(G) limit.

(7)	Percentage shown is determined prior to any excise tax and related gross ups in (5) or reduction to IRC 280(G) limit in (6).

The estimates and assumptions underlying the forward-looking financial information are inherently uncertain and, though considered reasonable by the management of Central Vermont as of the date of its preparation, are subject to a wide variety of significant business, economic, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking financial information. See “Special Note Regarding Forward-Looking Statements” on page 2.  Accordingly, there can be no assurance that the forward-looking results are indicative of the future performance of Central Vermont or that actual results will not differ materially from those presented in the forward-looking financial information. Inclusion of the forward-looking financial information in this Form 10-K/A should not be regarded as a representation by any person that the results contained in the forward-looking financial information will be achieved.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of the copies of reports prepared and filed with the SEC during 2011 by the directors, officers, and beneficial owners of more than 5% of the Common Stock of the Company and on written representations that no other reports were required, the Company believes its directors, officers, and beneficial owners of more than 5% of the Common Stock of the Company have complied with all Section 16(a) filing requirements.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

The following table sets forth the number of shares of Common Stock beneficially owned by:

➢	each director;

➢	each of the named executive officers in the Summary Compensation Table; and

➢	all the directors and executive officers as a group as of December 31, 2011.

Name	Total Number of Shares Beneficially Owned (1)	Number of Shares Owned (2)		Stock Options Granted		Percent of Class
Robert L. Barnett	18,394	18,394		0		(1)
Robert G. Clarke	12,805	12,805	(3)	0		(1)
Joan F. Gamble	14,180	14,180		0		(1)
John M. Goodrich	2,407	2,407		0		(1)
Robert B. Johnston (4)	982	982		0		(1)
Pamela J. Keefe	1,794	1,794		0		(1)
Joseph M. Kraus	59,479	28,615		30,864		(1)
Lawrence J. Reilly	4,699	4,699		0		(1)
Elisabeth B. Robert	695	695		0		(1)
Dale A. Rocheleau	25,511	6,407		19,104		(1)
William R. Sayre	5,536	5,536		0		(1)
Janice L. Scites	13,076	13,076		0		(1)
William J. Stenger	601	601		0		(1)
Douglas J. Wacek	3,504	3,504	(5)	0		(1)
Robert H. Young *	328,616	161,291	(6)	167,325		2.4%
All current directors and executive officers (16 persons)	201,537	138,442		63,095	(7)	1.5%

* Mr. Young retired effective June 1, 2011.

No director or executive officer owns any shares of the various classes of the Company’s outstanding non-voting Preferred Stock.

No director or executive officer has pledged Company stock as security.

(1)
No director or executive officer owns beneficially in excess of 1% of the outstanding Common Stock, except for Robert H. Young.  Except as otherwise indicated in the footnotes to the table, each of the named individuals possesses sole voting and investment power over the shares listed.  Percentages are based on 13,473,018 total shares outstanding on December 31, 2011.

(2)
Includes shares awarded as part of the director’s annual retainer under the Restricted Stock Plan for Non-employee Directors and Key Employees (“Restricted Plan”) and under the Omnibus Stock Plan (“OSP”), for Mr. Barnett, 8,994 shares; Mr. Clarke, 7,487 shares; Mr. Goodrich, 2,276; Mr. Johnston, 982 shares; Ms. Robert, 673 shares; Mr. Sayre, 5,536 shares; Ms. Scites, 10,808 shares; Mr. Stenger, 601 shares; and Mr. Wacek, 1,453 shares.  Shares vested on award date.  Also includes 4,699 shares for Mr. Reilly awarded
March 1, 2011 with three-year cliff vest from date of award under the OSP and shares that the named executive officers hold indirectly under the Company’s Employee Savings and Investment (401(k)) Plan for Ms. Gamble, 3,189 shares and Mr. Rocheleau, 587 shares.

(3)	Includes 12,805 shares held jointly with Mr. Clarke’s spouse over which he shares voting and investment power.
(4)
Mr. Johnston represents one of our largest shareholders, Anita Zucker, who owns 852,000 shares and is subject to the restrictions outlined in the agreement between the Company, The Article 6 Marital Trust, Anita G. Zucker, Trustee, and Robert B. Johnston entered into November 7, 2010 in which Mr. Johnston agreed not to take certain actions that could affect control of the Company.

(5)	Includes 1,863 shares held jointly with Mr. Wacek’s spouse over which he shares voting and investment power.
(6)	Includes one share held by Mr. Young’s son over which Mr. Young disclaims beneficial ownership and 1,117 shares held by his spouse over which she has sole voting and investment power.
(7)	All current executive officers as a group have rights to acquire 63,095 shares.

Deferred Compensation Plan - Phantom Stock Units

Directors and executive officers also have interests in stock-based units under the Deferred Compensation Plan for Officers and Directors of Central Vermont Public Service Corporation (“Deferred Compensation Plan”).  Individuals participating in this plan do not have voting power nor the right to acquire shares of stock.  Since these units may not be voted, transferred, or acquired, they have not been represented in the Security Ownership of Management table above.  However, we have noted them here as they represent an economic interest of the directors and executive officers in Central Vermont stock.  As of December 31, 2011, Mr. Barnett held 2,466 units, Mr. Clarke held 4,056 units, Mr. Goodrich held 1,145 units, Mr. Johnston held 541 units, Ms. Robert held 992 units, Mr. Stenger held 6,560 units, Mr. Wacek held 8,720 units, Ms. Gamble held 12,553 units, Ms. Keefe held 13,233 units, Mr. Reilly held 4,215 units, and Mr. Rocheleau held 11,908 units.  All directors and executive officers as a group held 70,946 units of phantom stock under the Deferred Compensation Plan.

Security Ownership of Certain Beneficial Owners

Our records and other information available from outside sources indicate the following shareholders were beneficial holders of more than 5% of the outstanding shares of our Common Stock.  The information below is reported in their filings with the SEC.  The Company is not aware of any other beneficial holder of more than 5% of the Company’s Common Stock, as of December 31, 2011.
Name and Address of Beneficial Holder	Total Number of Shares Beneficially Owned		Percent of Shares Outstanding (a)
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	1,073,654	(b)	8.0%
GGCP, Inc. and related companies One Corporate Center Rye, NY 10580	884,530	(c)	6.6%
Water Island Capital, LLC 41 Madison Avenue, 42nd Floor New York, NY 10010	878,713	(d)	6.5%
Anita G. Zucker, Trustee of The Jerry Zucker Revocable Trust c/o The InterTech Group, Inc. Post Office Box 5205 North Charleston, SC 29405	852,000	(e)	6.3%
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	696,103	(f)	5.2%

(a)	Based on 13,473,018 total shares outstanding on December 31, 2011.
(b)
Based solely on information contained in an SEC Schedule 13G/A dated December 30, 2011 and filed
February 13, 2012 by BlackRock, Inc.  According to the report, BlackRock holds 1,073,654 shares and has sole voting and dispositive power over said shares.

(c)
Based solely on information contained in an SEC Schedule 13G dated August 31, 2011 and filed
September 1, 2011 by GGCP, Inc. and related companies.  According to the report, Gabelli Funds, LLC holds 672,240 shares and has sole voting and dispositive power over 672,240 shares.  GAMCO Asset Management, Inc. holds 172,870 shares and has sole voting and dispositive power over 172,870 shares.  Gabelli Securities, Inc. holds 19,420 shares and has sole voting and dispositive power over 19,420 shares.  Teton Advisors, Inc. holds 20,000 shares and has sole voting and dispositive power over 20,000 shares.

(d)
Based solely on information contained in an SEC Schedule 13G dated December 31, 2011 and filed
February 15, 2012 by Water Island Capital, LLC.  According to the report, Water Island holds 878,713 shares and has sole voting and dispositive power over said shares.

(e)
Based solely on information contained in an SEC Schedule 13D dated November 7, 2010 and filed
November 10, 2010 by Anita G. Zucker.  According to the report, Mrs. Zucker holds 852,000 shares and has sole voting and dispositive power over 850,000 shares and shared voting and dispositive power over 2,000 shares.

(f)
Based solely on information contained in an SEC Schedule 13G dated December 31, 2011 and filed
February 10, 2012 by The Vanguard Group, Inc.  According to the report, Vanguard holds 696,103 shares and has sole voting but shared dispositive power over 21,818 shares and sole dispositive power over 674,285 shares.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest and all related party transactions as described in the Board Independence section above.  The Company’s written policies and procedures are more particularly described in the Board Independence and Monitoring and Review sections immediately below.

Under the Company’s Corporate Ethics and Conflicts of Interest Policy as well as its Corporate Governance Guidelines, members of the Board and officers of the Company have a duty to report potential conflicts of interest, including transactions with related persons.  In the course of their reviews, the Audit Committee determined that Central Vermont has transactions in the ordinary course of business with unaffiliated corporations of which some non-employee directors are officers or directors.  Mr. Goodrich is an officer of Weidmann Electrical Technology, Inc. which receives electric service from Central Vermont under a regulated tariff.  Additionally, Weidmann indirectly provides components used in the manufacturing of transformers used and/or purchased by the Company.  Mr. Sayre is a part owner of the A. Johnson Lumber Co. which receives electric service from Central Vermont under a regulated tariff.  The Company determined that all of the transactions were conducted in the ordinary course of business, at arm’s length, and, in the case of Weidmann Electrical Technology, Inc. and the A. Johnson Lumber Co., at prices and on terms customarily available under the Company’s duly filed tariffs.

Mr. Johnston’s appointment was made in accordance with a limitation agreement between Mrs. Zucker, the trustee of the Article 6 Marital Trust, Mr. Johnston and the Company.  Under the agreement, Mrs. Zucker and Mr. Johnston agreed not to take certain actions that could affect control of the Company.  The complete agreement was filed with the SEC as an exhibit to a Form 8-K on November 7, 2010.

The above mentioned transactions do not violate the Board’s independence standards as described below.

During the last fiscal year, Central Vermont or its wholly owned subsidiaries or affiliates did not engage in any transaction in which the amount involved exceeded $120,000 and in which any of our directors, any nominee for director, or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, nor was any director or executive officer or any of their family members indebted to us or any of our subsidiaries in any amount in excess of $120,000 at any time.

Board Independence

The Board has affirmatively determined that all of our current directors, except for Mr. Reilly, are “independent” directors, with independence being defined consistent with the NYSE rules regarding director independence.

The Board has designated the Chair of the Board, who is a non-employee director, to serve as the lead director in the non-management executive sessions.

In affirmatively determining whether a director is “independent,” the Board relied, largely, upon the NYSE rules, which generally provide that:

a)
a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- or mother-in-law, son- or daughter-in-law, brother- or sister-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of Central Vermont, would not be independent for a period of three years after termination of such relationship;

b)
a director who receives, or whose immediate family member receives as an executive officer of the Company, more than $120,000 per year in direct compensation from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount;

c)
a director is not independent if (1) the director is a current partner of, or has an immediate family member who is a current partner of the Company’s internal or external auditor, (2) the director is a current employee of the Company’s internal or external auditor, (3) the director has an immediate family member who is a current employee of the Company’s internal or external auditor and such family member participates in the firm’s audit, assurance or tax compliance practice or, (4) the director or an immediate family member was within the preceding three years a partner or employee of the Company’s internal or external auditor and personally worked on the Company’s audit within that time;

d)
a director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s present executives serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and,

e)
a director who is an executive officer or employee, or whose immediate family member is an executive officer of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.

In addition to these standards, the Board has adopted a general standard that no director will be considered independent who has any other material relationship with the Company that could interfere with the director’s ability to exercise independent judgment.  Our Corporate Ethics and Conflict of Interest Policy requires that our directors, officers, and employees fully disclose to and receive pre-clearance from the Board prior to serving as a director, officer, partner, or consultant with any organization doing business with us if that organization is significant to the Company.  The Board exercises appropriate discretion in identifying and evaluating the materiality of any relationships directors (and officers or employees) may have with the Company.

The Board, in applying the above-referenced standards, has affirmatively determined that all of our current directors listed below are independent and have no relationship with the Company, except as directors and shareholders of the Company and are independent within the meaning of the NYSE standards currently in effect:

Robert L. Barnett Robert G. Clarke John M. Goodrich Robert B. Johnston Elisabeth B. Robert	William R. Sayre Janice L. Scites William J. Stenger Douglas J. Wacek

Monitoring and Review

The Board monitors independence status whenever appropriate or at least once a year.  Additionally, on an annual basis, each director and executive officer is required to complete a Conflict of Interest Certification which requires disclosure of any transactions with the Company in which the individual, or any member of his or her immediate family, may have a direct or indirect material interest.  Both the Audit and Corporate Governance Committees review and discuss the results of the Conflict of Interest report and make recommendations to the full Board.  When assessing the “materiality” of an executive officer or director’s relationship with the Company, the Board considers all relevant facts and circumstances, including the responses in the Conflict of Interest Certification, not merely from the officer or director’s standpoint, but from that of the persons or organizations with which the officer or director has an affiliation, and the frequency or regularity of the services, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to the Company as those prevailing at the time from unrelated parties for comparable transactions.  Similarly, the Audit Committee also reviews and discusses a mid-year Conflict of Interest report using the previously described process.

In addition to the Board’s monitoring and review process described above, the Board of Director's Corporate Governance Guidelines provide that Directors who are retiring or changing their position of employment are required to voluntarily tender their resignation from the Board.  This process provides the Board with an opportunity to review the continued appropriateness of the Director’s Board membership under the changed circumstance.  Also, Directors are required to seek Board approval in advance of accepting an invitation to serve on the board or audit committee of a public company.  Before accepting any appointed position, any outside employment, or public office, Executive Officers must obtain written approval from the CEO.  In this way the Company approves related party transactions before they occur.

Should circumstances arise during the year that could present a potential conflict of interest or the perception of a conflict, Directors and Executive Officers are required to promptly notify the Chair of the Audit Committee or the Chief Legal Officer.

Item 14.                                Principal Accounting Fees and Services.

Independent Registered Public Accountant Fees

The following table shows the fees incurred for services rendered by Deloitte & Touche LLP, the Company’s independent registered public accountant, in 2011 and 2010.  All such services were pre-approved by the Audit Committee in accordance with the pre-approval policy.

	Fiscal Year Ended
	2011	2010
Audit Fees (1)	$980,700	$907,300
Audit Related Fees (2)	0	77,300
Tax Fees (3)	78,600	183,000
All Other Fees (4)	84,500	83,500
Total Fees	$1,143,800	$1,251,100

(1)
Includes annual audit of financial statements including Sarbanes-Oxley 404 attestation, review of quarterly financial statements, and other services normally provided by the independent registered public accountant in connection with statutory and regulatory filings.

(2)	Includes fees for attestation service including comfort letters and consents associated with external filings.
(3)	Includes fees for tax planning and tax consulting.
(4)	Includes fees related to training, advisory services associated with the ARRA grant in 2010 and annual compliance audits also associated with the ARRA grant for 2011 and 2010 (in 2010, the ARRA grant compliance audit fees of $36,200 were categorized as Audit Fees).

In considering the nature of the services provided by the independent registered public accountants, the Audit Committee determined that such services are compatible with the provision of independent audit services.  The Audit Committee discussed these services with the independent registered public accountants and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002.

Services Performed by the Independent Registered Public Accountants

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accountants may be pre-approved.  These services may include audit services, audit related services, tax services, and other services.

The Audit Committee determines from time to time permitted services that have their general pre-approval.  Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget and annual review.  The Chief Financial Officer reviews all requests for services to be provided by the independent registered public accountants to determine whether such, specific pre-approval by the Audit Committee.  The Chief Financial Officer shall consult as necessary with the Chair of the Audit Committee in determining whether any particular service has been pre-approved.

At each regularly scheduled Audit Committee meeting the Chief Financial Officer presents a report summarizing the services performed by the independent registered public accountants for the year.  Audit-related services in the amount of $0 for 2011 and $0 for 2010 and Tax services in the amount of $0 for 2011 and $0 for 2010 were provided through the general pre-approval process.  The Audit Committee has determined such services are consistent with SEC rules on auditor independence.  A service which has not received general pre-approval will require specific pre-approval by the Audit Committee before the service can be provided by the independent registered public accountants.  The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee, who must report to the Audit Committee at its next scheduled meeting any services so approved by him.  All services performed by the independent registered public accountants had been pre-approved under the general pre-approval process or under the specific pre-approval process.

The Audit Committee pre-approves all services performed by the independent registered public accountant, in part to assess whether the provision of such services might impair the independent registered public accountant’s independence.  The Audit Committee’s policy and procedures are as follows:

➢
The Audit Committee approves the annual Audit services engagement and, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope, company structure, or other matters. The Audit Committee may also pre-approve other audit services, which are those services that only the independent registered public accountant reasonably can provide.  Since 2004, audit services have included internal controls attestation work under Section 404 of the Sarbanes-Oxley Act.

➢
Audit-related services are assurance and related services that are reasonably related to the performance of the audit, and that are traditionally performed by the independent registered public accountant.  The Audit Committee believes that the provision of these services does not impair the independence of the independent registered public accountant.

➢
Tax services. The Audit Committee believes that, in appropriate cases, the independent registered public accountant can provide tax compliance services, tax planning, and tax advice without impairing the auditor’s independence.

➢
The Audit Committee may approve Other services to be provided by the independent registered public accountant if (i) the services are permissible under SEC and Public Company Accounting Oversight Board rules, (ii) the Audit Committee believes the provision of the services would not impair the independence of the independent registered public accountant, and (iii) management believes that the auditor is the best choice to provide the service.

For each engagement, management provides the Audit Committee with information about the services and fees sufficiently detailed to allow the Audit Committee to make an informed judgment about the nature and scope of the services and the potential for the services to impair the independence of the registered public accountant.

After the end of the audit year, management provides the Audit Committee with a summary of the actual fees incurred for the completed audit year.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

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

* - Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
(Registrant)

By:   /s/ Lawrence J. Reilly
Lawrence J. Reilly
President and Chief Executive Officer

April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2012.

Signature	Title
 /s/ Lawrence J. Reilly
(Lawrence J. Reilly)

 /s/ Edmund F. Ryan
(Edmund F. Ryan)

William R. Sayre*

Robert L. Barnett*

Robert G. Clarke*

John M. Goodrich*

Robert B. Johnston*

Elisabeth B. Robert*

Janice L. Scites*

William J. Stenger*

Douglas J. Wacek*

Director, President and Chief Executive Officer (Principal Executive Officer)

Acting Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Chair of the Board Directors

Director

Director

Director

Director

Director

Director

Director

Director

By:   /s/ Lawrence J. Reilly
        (Lawrence J. Reilly)
         Attorney-in-Fact for each of the persons indicated.

* Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.