Form 10-Q
period 2012-03-31
CENTRAL VERMONT PUBLIC SERVICE CORP
filed 2012-05-09
CIK 18808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_______________

Commission file number 1-8222

Central Vermont Public Service Corporation
(Exact name of registrant as specified in its charter)

Vermont	03-0111290
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

77 Grove Street, Rutland, Vermont	05701
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of April 30, 2012 there were outstanding 13,650,572 shares of Common Stock, $6 Par Value.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
Form 10-Q for Period Ended March 31, 2012

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

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31
	2012	2011
Operating Revenues	$96,242	$97,085

Operating Expenses
Purchased Power - affiliates	15,565	17,411
Purchased Power	24,923	23,941
Production	2,576	3,144
Transmission - affiliates	3,888	2,257
Transmission - other	7,455	7,104
Other operation	15,030	18,594
Maintenance	6,280	5,707
Depreciation	4,346	4,485
Taxes other than income	5,296	4,657
Income tax expense	3,138	2,857
Total Operating Expenses	88,497	90,157

Utility Operating Income	7,745	6,928

Other Income
Equity in earnings of affiliates	6,800	6,941
Allowance for equity funds during construction	80	56
Other income	726	703
Other deductions	(434)	(654)
Merger-related expenses	(242)	0
Income tax expense	(2,220)	(2,302)
Total Other Income	4,710	4,744

Interest Expense
Interest on long-term debt	3,502	3,144
Other interest	122	129
Allowance for borrowed funds during construction	(44)	(26)
Total Interest Expense	3,580	3,247

Net Income	8,875	8,425
Dividends declared on preferred stock	92	92
Earnings available for common stock	$8,783	$8,333

Per Common Share Data:
Basic earnings per share	$0.65	$0.62
Diluted earnings per share	$0.65	$0.62
Average shares of common stock outstanding - basic	13,491,377	13,353,973
Average shares of common stock outstanding - diluted	13,570,720	13,406,926
Dividends declared per share of common stock	$0.23	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three months ended March 31
	2012	2011
Net Income	$8,875	$8,425

Other comprehensive income, net of tax:

Defined benefit pension and postretirement medical plans:
Portion reclassified through amortizations, included in benefit costs and recognized in net income:
Actuarial losses, net of income taxes of $1 in 2012 and $65 in 2011	1	95

Change in funded status of pension, postretirement medical and other benefit plans, net of income taxes of $0 in 2012 and $26 in 2011	0	38

Comprehensive income adjustments	1	133

Total comprehensive income	$8,876	$8,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31
Cash flows provided by:	2012	2011
OPERATING ACTIVITIES
Net Income	$8,875	$8,425
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(6,800)	(6,941)
Distributions received from affiliates	4,943	3,562
Depreciation	4,346	4,485
Deferred income taxes and investment tax credits	4,855	2,057
Regulatory and other deferrals and amortization	330	4,104
Non-cash employee benefit plan costs	1,822	1,761
Other non-cash expense and (income), net	1,146	(2,833)
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenues	1,717	6,584
(Decrease) increase in accounts payable	(2,956)	599
Change in prepaid and accrued income taxes	3,015	14,349
Increase in other current assets	(1,424)	(803)
Increase in special deposits and restricted cash	(292)	0
Employee benefit plan funding	(179)	(8)
Decrease in other current liabilities	(2,338)	(3,032)
Increase in other long-term liabilities and other	1,104	73
Net cash provided by operating activities	18,164	32,382
INVESTING ACTIVITIES
Construction and plant expenditures	(9,590)	(10,004)
Reimbursements of restricted cash - bond proceeds	4,139	7,004
Project reimbursement from DOE	1,058	375
Investments in available-for-sale securities	(288)	(345)
Proceeds from sale of available-for-sale securities	208	300
Other investing activities	(505)	(154)
Net cash used for investing activities	(4,978)	(2,824)
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	1,771	361
Common and preferred dividends paid	(3,192)	(3,161)
Proceeds from revolving credit facility and other short-term borrowings	41,199	11,384
Repayments under revolving credit facility and other short-term borrowings	(53,329)	(25,079)
Common stock offering and debt issue costs	0	(128)
Reduction in capital lease and other financing activities	355	(482)
Net cash used for financing activities	(13,196)	(17,105)
Net change in cash and cash equivalents	(10)	12,453
Cash and cash equivalents at beginning of the period	1,734	2,676
Cash and cash equivalents at end of the period	$1,724	$15,129

The accompanying notes are an integral part of these condensed consolidated financial statements

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Utility plant
Utility plant	$690,391	$684,509
Less accumulated depreciation	300,769	297,441
Utility plant, net of accumulated depreciation	389,622	387,068
Property under capital leases, net	3,165	3,395
Construction work-in-progress	26,006	23,376
Nuclear fuel, net	2,727	2,749
Total utility plant, net	421,520	416,588

Investments and other assets
Investments in affiliates	181,832	179,974
Non-utility property, less accumulated depreciation ($3,177 in 2012 and $3,190 in 2011)	2,263	2,280
Millstone decommissioning trust fund	6,362	5,950
Restricted cash	499	2,550
Other	7,438	7,063
Total investments and other assets	198,394	197,817

Current assets
Cash and cash equivalents	1,724	1,734
Restricted cash	2,833	4,619
Special deposits	0	5
Accounts receivable, less allowance for uncollectible accounts ($3,431 in 2012 and $3,305 in 2011)	27,246	26,984
Accounts receivable - affiliates, less allowance for uncollectible accounts	1,618	650
Unbilled revenues	17,985	21,638
Materials and supplies, at average cost	7,845	7,537
Prepayments	12,037	13,966
Deferred income taxes	9,936	11,862
Power-related derivatives	13	4
Regulatory assets	2,783	2,605
Other deferred charges - regulatory	14,594	9,202
Other deferred charges and other assets	722	1,533
Other current assets	1,648	2,289
Total current assets	100,984	104,628

Deferred charges and other assets
Regulatory assets	45,480	46,381
Other deferred charges - regulatory	2,743	4,623
Other deferred charges and other assets	5,509	6,228
Total deferred charges and other assets	53,732	57,232

TOTAL ASSETS	$774,630	$776,265

The accompanying notes are an integral part of these condensed consolidated financial statements

.
CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization
Common stock, $6 par value, 19,000,000 shares authorized, 15,693,048 issued and 13,563,975 outstanding at March 31, 2012 and 15,602,091 issued and 13,473,018 outstanding at December 31, 2011	$94,158	$93,613
Other paid-in capital	97,916	96,040
Accumulated other comprehensive loss	(185)	(186)
Treasury stock, at cost, 2,129,073 shares at March 31, 2012 and December 31, 2011	(48,436)	(48,436)
Retained earnings	132,806	127,123
Total common stock equity	276,259	268,154
Preferred and preference stock not subject to mandatory redemption	8,054	8,054
Long-term debt	228,448	240,578
Capital lease obligations	2,242	2,471
Total capitalization	515,003	519,257

Current liabilities
Accounts payable	8,699	7,157
Accounts payable - affiliates	10,614	15,133
Nuclear decommissioning costs	1,462	1,433
Power-related derivatives	8,955	4,940
Other deferred credits - regulatory	816	1,047
Other current liabilities	48,089	49,369
Total current liabilities	78,635	79,079

Deferred credits and other liabilities
Deferred income taxes	103,276	100,314
Deferred investment tax credits	2,079	2,132
Nuclear decommissioning costs	3,454	3,827
Asset retirement obligations	3,859	3,806
Accrued pension and benefit obligations	42,242	40,981
Other deferred credits - regulatory	3,451	3,081
Other deferred credits and other liabilities	22,631	23,788
Total deferred credits and other liabilities	180,992	177,929

Commitments and contingencies (Note 13)

TOTAL CAPITALIZATION AND LIABILITIES	$774,630	$776,265

The accompanying notes are an integral part of these condensed consolidated financial statements

CENTRAL VERMONT PUBLIC SERVICE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCK EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2011	15,602,091	$93,613	(2,129,073)	$(48,436)	$96,040	$(186)	$127,123	$268,154
Net income							8,875	8,875
Other comprehensive income						1		1
Dividend reinvestment plan	7,187	43			212			255
Stock options exercised	83,770	502			1,014			1,516
Share-based compensation:
Common & nonvested shares					590			590
Performance share plans					56			56
Dividends declared:
Common - $0.23 per share							(3,100)	(3,100)
Cumulative non-redeemable preferred stock							(92)	(92)
Amortization of preferred stock issuance expense					4			4
Balance, March 31, 2012	15,693,048	$94,158	(2,129,073)	$(48,436)	$97,916	$(185)	$132,806	$276,259

	Common Stock		Treasury Stock
	Shares Issued	Amount	Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2010	15,470,217	$92,821	(2,129,073)	$(48,436)	$94,462	$(232)	$134,113	$272,728
Net income							8,425	8,425
Other comprehensive income						133		133
Dividend reinvestment plan	16,313	98			263			361
Share-based compensation:
Common & nonvested shares	4,699	28			(25)			3
Performance share plans	5,987	36			(207)			(171)
Dividends declared:
Common - $0.46 per share							(6,143)	(6,143)
Cumulative non-redeemable preferred stock							(92)	(92)
Amortization of preferred stock issuance expense					4			4
Balance, March 31, 2011	15,497,216	$92,983	(2,129,073)	$(48,436)	$94,497	$(99)	$136,303	$275,248

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

Regulatory Approvals: On September 2, 2011, CVPS, Danaus Vermont Corp., Northern New England Energy Corporation, for itself and as agent for Gaz Métro and the direct and indirect upstream parents of Gaz Métro, GMP, and Vermont Low Income Trust for Electricity, Inc. filed a petition with the PSB for approval of the proposed merger announced by the companies on July 12, 2011.  The PSB established a review schedule, beginning with a workshop held on October 14, 2011 and a public hearing on November 1, 2011.  Written testimony and discovery responses have been filed with the PSB and technical hearings ended on April 4, 2012.  Briefs were submitted on April 23, 2012, and reply briefs were submitted on May 4, 2012.  There is no time limit within which the PSB must issue its decision whether to approve the merger, but we hope for a decision that would allow closing in June 2012.

In addition, we made other regulatory filings seeking approval of the Merger, including with the NRC, the FERC, the Federal Trade Commission, Federal Communications Commission, the Committee on Foreign Investments in the U.S., New York State Public Service Commission, New Hampshire Public Utilities Commission, and the Maine Public Utility Commission.  On September 26, 2011, in connection with the Hart Scott-Rodino filing, the Federal Trade Commission granted early termination of the statutory waiting period, which effectively allows us to continue planning for the Merger.  On November 22, 2011, we received approvals from the Committee on Foreign Investments in the U.S. and the Maine Public Utility Commission.  Also, on November 22, 2011 the New York State Public Service Commission issued a declaratory ruling of no jurisdiction. On March 6, 2012, we received approval from the FERC and on March 7, 2012, we received approval from the Federal Communications Commission for the transfer of control of our radio licenses.

On March 26, 2012 an MOU concerning the merger was reached with the DPS.  The parties reached an agreement regarding, among other things, VELCO ownership and governance, the sharing of merger-related savings between customers and the post-merger company, and the satisfaction of obligations imposed on CVPS by an order in 2001 that created a “windfall sharing mechanism” that would be triggered by the Merger Agreement.  The DPS has recommended that the PSB approve the Merger in accordance with the amendments outlined in the MOU.

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

Terminated Merger Agreement with Fortis On May 27, 2011, CVPS, FortisUS Inc., Cedar Acquisition Sub Inc., a direct wholly owned subsidiary of Fortis and Fortis Inc., the ultimate parent of Fortis (“Ultimate Parent”), entered into an Agreement and Plan of Merger (the “Fortis Merger Agreement”).

On July 11, 2011, prior to entering into the Merger Agreement with Gaz Métro, CVPS terminated the Fortis Merger Agreement.  In accordance with the Fortis Merger Agreement, on July 12, 2011, CVPS paid FortisUS Inc. $19.5 million (the “Fortis Termination Payment”), consisting of a termination fee of $17.5 million and expenses of FortisUS Inc. of $2 million. These amounts have been recorded as a component of Other Income on the Condensed Consolidated Statement of Income in 2011. The Merger Agreement with Gaz Métro required Gaz Métro to reimburse CVPS for its payment of the Fortis Termination Payment immediately following the approval of the Merger Agreement by CVPS shareholders. It also provides that CVPS will be required to pay Gaz Métro the full amount of the Fortis Termination Payment reimbursement if the Merger Agreement is terminated under certain circumstances.

Vendor claim: In June 2011, following our announcement of the Fortis Merger Agreement, we received notice of a claim for up to $4.8 million from a former financial advisor, related to the pending merger.  We have assessed the claim and do not believe that any amount is owed.  In order to resolve the dispute, on December 23, 2011, we filed a declaratory judgment action in the United States District Court for the District of Vermont, seeking a declaration that we do not owe any amount to the vendor.  The complaint was served on the financial advisor on April 11, 2012.

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

The Davis plaintiff filed a revised request for preliminary approval of the settlement agreement.  By order dated April 10, 2012, the court 1) approved, for purposes of settlement only, certification of the Davis lawsuit as a class action under the federal rules; 2) certified plaintiff Howard Davis as the Class representative; 3) scheduled a Fairness Hearing for July 11, 2012, to determine a number of issues including whether the court should approve the Settlement Agreement and a request by Plaintiff's counsel for attorney's fees.

Meanwhile, a putative class action complaint captioned IBEW Local 98 Pension Fund, Adrienne Halberstam, Jacob Halberstam, Sarah Halberstam, and David Raul v. Central Vermont Public Service, et al., Case No. 5:11-CV-222 was filed in the United States District Court for the District of Vermont against CVPS, Gaz Métro, and members of the CVPS Board of Directors.  This federal IBEW complaint, dated September 15, 2011, contained claims of breach of fiduciary duty and inadequate proxy statement disclosures that are substantially similar to those contained in the proposed consolidated amended complaint filed by the same plaintiffs in the Superior Court of Vermont.  The federal IBEW complaint also included allegations of violations of the Securities Exchange Act of 1934.  Defendants filed motions to dismiss and, on December 7, 2011, the federal IBEW complaint was amended.  The amended complaint contained substantially similar claims and allegations.  Defendants have moved to dismiss the IBEW amended complaint and briefing on that motion was completed.

On January 12, 2012, the parties to the state court lawsuits filed a stipulation for dismissal without prejudice of those proceedings.  On January 24, 2012, the state court entered an order stating that the state court lawsuits would be dismissed without prejudice unless it received a filed objection by January 31, 2012.  No such objection was filed.

On March 19, 2012, the court dismissed the federal claims in the IBEW amended complaint without prejudice.  The court did not rule on the motions to dismiss the state law claims in the amended complaint but raised the issue of whether the Court should exercise supplemental jurisdiction over the state law claims.  The court requested the parties to submit supplemental briefing on the issue of supplemental jurisdiction. On March 22, 2012, and in response to a stipulated motion by the parties, the court ordered that the IBEW federal plaintiffs file any amendment of their federal claims by April 6, 2012 or the federal claims would be dismissed with prejudice.  The IBEW plaintiffs filed their second amended complaint on April 6, 2012. On May 2, 2012, the defendants filed a motion to dismiss the federal claims in the IBEW plaintiffs’ second amendment complaint. The court has suspended briefing on the issue of whether it should exercise supplemental jurisdiction over the IBEW plaintiffs’ state law claims, subject to further order, until it has the opportunity to rule on a motion to dismiss the federal claims in the IBEW plaintiffs’ second amended complaint.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation These unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with U.S. GAAP.  The accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments considered necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the interim periods presented herein may not be indicative of the results that may be expected for any other period or the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Supplemental Financial Statement Data Supplemental financial information for the accompanying financial statements is provided below.

Prepayments:  The components of Prepayments on the Consolidated Balance Sheets follow (dollars in thousands):

	March 31, 2012	December 31, 2011
Taxes	$9,187	$12,550
Insurance	1,625	434
Miscellaneous	1,225	982
Total	$12,037	$13,966

Other current liabilities:  The components of Other current liabilities on the Consolidated Balance Sheets follow (dollars in thousands):

	March 31, 2012	December 31, 2011
Deferred compensation plans and other	$771	$764
Accrued employee-related costs	2,651	3,244
Other taxes and Energy Efficiency Utility	6,218	4,633
Cash concentration account - outstanding checks	510	4,131
Obligation under capital leases	918	917
Provision for rate refund	1,087	390
Fortis termination reimbursement	19,500	19,500
Tropical storm Irene expense accrual	1,139	1,178
Accrued interest	4,351	942
Miscellaneous accruals	10,944	13,670
Total	$48,089	$49,369

NOTE 3 - EARNINGS PER SHARE
The Condensed Consolidated Statements of Income include basic and diluted per share information.  Basic EPS is calculated by dividing net income, after preferred dividends, by the weighted-average number of common shares outstanding for the period.  Diluted EPS follows a similar calculation except that the weighted-average number of common shares is increased by the number of potentially dilutive common shares.  The table below provides a reconciliation of the numerator and denominator used in calculating basic and diluted EPS for the three months ended March 31(dollars in thousands, except share information):

	Three months ended March 31
	2012	2011
Numerator for basic and diluted EPS:
Net income	$8,875	$8,425
Dividends declared on preferred stock	(92)	(92)
Net income available for common stock	$8,783	$8,333

Denominators for basic and diluted EPS:
Weighted-average basic shares of common stock outstanding	13,491,377	13,353,973
Dilutive effect of stock options	53,125	23,089
Dilutive effect of performance shares	26,218	29,864
Weighted-average diluted shares of common stock outstanding	13,570,720	13,406,926

Stock Options: There were no outstanding stock options excluded from the diluted shares calculation for the three months ended March 31, 2012 or March 31, 2011.

Performance Shares: Outstanding performance shares totaling 7,800 were excluded from the computation of diluted shares for the three months ended March 31, 2012 because the performance share measures were not met or there was an antidilutive impact.  Outstanding performance shares totaling 47,306 were excluded from the diluted EPS calculation for the three months ended March 31, 2011.

NOTE 4 - INVESTMENTS IN AFFILIATES
VELCO Summarized consolidated financial information (including Transco) for the three months ended March 31 follows (dollars in thousands):

	Three months ended March 31
	2012	2011

Operating revenues	$32,239	$34,227
Operating income	$18,898	$19,715

Income before non-controlling interest and income tax	$15,830	$15,769
Less members' non-controlling interest in income	14,399	14,537
Less income tax	507	467
Net income	$924	$765

Company's common stock ownership interest	47.10%	47.05%
Company's equity in net income	$219	$360

Accounts payable to VELCO were $5.2 million at March 31, 2012 and $7.3 million at December 31, 2011.

Transco Summarized financial information (included above in VELCO’s summarized consolidated financial information) for the three months ended March 31 follows (dollars in thousands):

	Three months ended March 31
	2012	2011
Operating revenues	$32,268	$34,411
Operating income	$19,556	$20,502
Net income	$16,001	$16,137

Company's direct ownership interest	36.59%	36.68%
Company's equity in net income	$6,525	$6,525

Transmission services provided by Transco are billed to us under the VTA.  All Vermont electric utilities are parties to the VTA.  This agreement requires the Vermont utilities to pay their pro rata share of Transco’s total costs, including interest and a fixed rate of return on equity, less the revenue collected under the NOATT and other agreements.

Transco’s billings to us primarily include the VTA and charges and reimbursements under the NOATT.  Included in Transco’s operating revenues above are transmission services to us amounting to $3.9 million for the three months ended March 31, 2012 and $2.3 million for the three months ended March 31, 2011. These amounts are included in Transmission - affiliates on our Condensed Consolidated Statements of Income.  Accounts payable to Transco were $1.4 million at March 31, 2012 and $1.8 million at December 31, 2011.

VYNPC Summarized financial information at December 31 follows (dollars in thousands):

	Three months ended March 31
	2012	2011
Operating revenues	$43,703	$48,973
Operating (loss) income	$(156)	$(253)
Net income	$90	$91

Company's common stock ownership interest	63.64%	58.85%
Company's equity in net income	$54	$53

VYNPC’s revenues shown in the table above include sales to us of $15.2 million for the three months ended March 31, 2012 and $17.1 million for the three months ended March 31, 2011. These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of Income.  Accounts payable to VYNPC were $3.9 million at March 31, 2012 and $5.9 million at December 31, 2011.   The VY PPA terminated on March 21, 2012.

On March 30, 2012, VYNPC repurchased its common stock from Central Maine Power.  This increased our equity ownership percentage from 58.85 percent to 63.64 percent.

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

Maine Yankee, Connecticut Yankee and Yankee Atomic We own, through equity investments, 2 percent of Maine Yankee, 2 percent of Connecticut Yankee and 3.5 percent of Yankee Atomic.  All three companies have completed plant decommissioning and the operating licenses have been amended by the NRC for operation of Independent Spent Fuel Storage Installations.  All three remain responsible for safe storage of the spent nuclear fuel and waste at the sites until the DOE meets its obligation to remove the material from the sites.  Our share of the companies’ estimated costs are reflected on the Condensed Consolidated Balance Sheets as current and non-current regulatory assets and nuclear decommissioning liabilities.  These amounts are adjusted when revised estimates are provided.  At March 31, 2012, we had regulatory assets of $0.3 million for Maine Yankee, $3.3 million for Connecticut Yankee and $1.3 million for Yankee Atomic.  These estimated costs are being collected from customers through existing retail rate tariffs.  Total billings from the three companies amounted to $0.3 million for the first three months of 2012 and $0.4 million for the first three months of 2011.  These amounts are included in Purchased power - affiliates on our Condensed Consolidated Statements of Operations.

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

Oral arguments before the United States Court of Appeals for the Federal Circuit were held on November 7, 2011.  Interest on the judgments does not start to accrue until the appeals have been decided.  Our share of the claimed damages of $3.2 million is based on our ownership percentages described above.  A decision is expected during the second quarter of 2012.

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

NOTE 5 - FINANCIAL INSTRUMENTS
The estimated fair value of financial instruments at March 31 follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Power contract derivative assets (includes current portion)	$13	$13	$4	$4
Power contract derivative liabilities (includes current portion)	$8,955	$8,955	$4,940	$4,940

Long-term debt (level 2):
First mortgage bonds (includes current portion)	$187,500	$234,952	$187,500	$239,026
Industrial/Economic Development bonds	$40,800	$44,485	$40,800	$42,691
Credit facility borrowings	$148	$148	$12,278	$12,278

At March 31, 2012, our power-related derivatives consisted of FTRs and forward energy contracts.  Related unrealized losses of $9 million were recorded as other deferred charges – regulatory on the Consolidated Balance Sheet and there were no related unrealized gains.  At December 31, 2011, our power-related derivatives consisted of FTRs and forward energy contracts.  Related unrealized losses of $4.9 million were recorded as other deferred charges – regulatory on the Consolidated Balance Sheet and there were no related unrealized gains.  For a discussion of the valuation techniques used for power contract derivatives see Note 6 - Fair Value.

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

NOTE 6 - FAIR VALUE
We use the FASB’s guidance for fair value measurements.  The guidance establishes a single, authoritative definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements; however, the guidance does not expand the use of fair value accounting.  The guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

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

Level 3:  Pricing inputs include significant inputs that are generally less observable.  Unobservable inputs may be used to measure the asset or liability where observable inputs are not available.  We develop these inputs based on the best information available, including our own data.  Level 3 instruments include derivatives related to our forward energy purchases and financial transmission rights.  There were no changes to our Level 3 fair value measurement methodologies during 2012 and 2011.

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

	Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund
Investments in securities:
Marketable equity securities	$1,767	$3,102		$4,869
Marketable debt securities
Corporate bonds		358		358
U.S. Government issued debt securities (Agency and Treasury)		1,003		1,003
State and municipal		60		60
Other		32		32
Total marketable debt securities		1,453		1,453
Cash equivalents and other		40		40
Total investments in securities	1,767	4,595		6,362
Restricted cash - long-term		499		499
Cash equivalents		768		768
Restricted cash		2,833		2,833
Power-related derivatives - current			13	13
Total assets	$1,767	$8,695	$13	$10,475

Liabilities:
Power-related derivatives - current			$8,955	$8,955
Power-related derivatives - long term
Total liabilities	$0	$0	$8,955	$8,955

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Millstone decommissioning trust fund
Investments in securities:
Marketable equity securities	$1,621	$2,847		$4,468
Marketable debt securities
Corporate bonds		356		356
U.S. Government issued debt securities (Agency and Treasury)		963		963
State and municipal		88		88
Other		30		30
Total marketable debt securities		1,437		1,437
Cash equivalents and other		45		45
Total investments in securities	1,621	4,329		5,950
Restricted cash - long-term		2,550		2,550
Cash equivalents	434			434
Restricted cash		4,619		4,619
Power-related derivatives - current			$4	4
Power-related derivatives - long term				0
Total assets	$2,055	$11,498	$4	$13,557

Liabilities:
Power-related derivatives - current			$4,940	$4,940
Power-related derivatives - long term				$0
Total liabilities	$0	$0	$4,940	$4,940

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

We recognize transfers in and out of the fair value hierarchy levels at the end of the reporting period.  There were no transfers of equity and debt securities within the fair value hierarchy levels during the period ended March 31, 2012 or 2011.

Cash Equivalents and Restricted Cash The market approach is used to measure the fair values of money market funds and other short-term investments included in cash equivalents and restricted cash.  We have the ability to transact our money market funds at the net asset value price per share and can withdraw those funds without a penalty.  We are able to obtain quoted prices for these funds; therefore they are classified as Level 2.  We are able to obtain a quoted price for our 30-day commercial paper held in restricted cash; however, the quote was from a less active market.  We have concluded that this investment does not qualify for Level 1 and is reflected as Level 2.  Cash equivalents are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Power-related Derivatives We have historically had three types of derivative assets and liabilities: forward energy contracts, FTRs, and a power-related option contract.  At March 31, 2012, our derivatives consisted of forward energy contracts and FTRs.  At March 31, 2011, our derivatives consisted of FTRs only. Our primary valuation technique to measure the fair value of these derivative assets and liabilities is the income approach, which involves determining a present value amount based on estimated future cash flows.  However, when circumstances warrant, we may also use alternative approaches as described below to calculate the fair value for each type of derivative.  All models are calibrated to market prices on a quarterly basis.  Since many of the valuation inputs are not observable in the market, we have classified our derivative assets and liabilities as Level 3.  The valuations obtained from each of these models are highly sensitive to changes in forward energy prices.

To calculate the fair value of forward energy contracts, we typically use a mark-to-market valuation model that includes the following inputs: contract energy prices, forward energy prices, contract volumes and delivery dates, risk-free and credit-adjusted interest rates, counterparty credit ratings and our credit rating.  We obtain forward energy prices primarily from one pricing service that provides non-binding price information.  The company is able to review the reliability of this pricing information through periodic participation in energy auctions.  At March 31, 2012, our only significant unobservable input was related to forward energy prices, which ranged from $21 to $49 per MWh.

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

Management has calculated the impact of an increase or decrease in forward energy prices as used in these models.  If forward energy prices were increased or decreased in the models by 10 percent, this would increase or decrease, respectively, the fair value of total derivatives by $1.7 Million.

Level 3 Changes There were no transfers into or out of Level 3 during the periods presented. The following table is a reconciliation of changes in the net fair value of power-related derivatives that are classified as Level 3 in the fair value hierarchy at March 31 (dollars in thousands):

	Three months ended March 31
	2012	2011
Balance as of beginning of period	$(4,936)	$28
Gains and losses (realized and unrealized)
Included in earnings	(163)	(7)
Included in Regulatory and other assets/liabilities	(4,004)	60
Purchases	3	0
Net settlements	158	0
Balance at March 31, 2012	$(8,942)	$81

At March 31, 2012 and 2011, there were no realized gains or losses included in earnings attributable to the change in unrealized gains or losses related to derivatives still held at the reporting date.  This is due to our regulatory accounting treatment for all power-related derivatives.

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

In the first three months of 2012, we had minimal realized gains and losses.  The realized losses include minimal impairments associated with our equity securities; however, there were no permanent impairments or ‘credit losses’ associated with our debt securities.  There were also no non-credit loss impairments of our debt securities in the first three months of 2012.

In the first three months of 2011, we had minimal realized gains and losses.  The realized losses include minimal impairments associated with our equity securities; however, there were no permanent impairments or ‘credit losses’ associated with our debt securities.   In addition, there were no non-credit loss impairments to our debt securities in the first three months of 2011.

The fair values of these investments are summarized below (dollars in thousands):

	As of March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Security Types
Marketable equity securities	$3,107	$1,762		$4,869
Marketable debt securities
Corporate bonds	323	35		358
U.S. Government issued debt securities (Agency and Treasury)	929	74		1,003
State and municipal	59	2	$(1)	60
Other	30	2		32
Total marketable debt securities	1,341	113	(1)	1,453
Cash equivalents and other	40			40
Total	$4,488	$1,875	$(1)	$6,362

	As of December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Security Types
Marketable equity securities	$3,076	$1,392		$4,468
Marketable debt securities
Corporate bonds	329	28	$(1)	356
U.S. Government issued debt securities (Agency and Treasury)	884	79		963
State and municipal	87	2	(1)	88
Other	29	1		30
Total marketable debt securities	1,329	110	(2)	1,437
Cash equivalents and other	45			45
Total	$4,450	$1,502	$(2)	$5,950

Information related to the fair value of debt securities at March 31, 2012 follows (dollars in thousands):

	Fair value of debt securities at contractual maturity dates
	Less than 1 year	1 to 5 years	5 to 10 years	After 10 years	Total
Debt Securities	$36	$329	$349	$739	$1,453

The fair value of debt securities in an unrealized loss position was $0.1 million at March 31, 2012 and December 31, 2011.

NOTE 8 – RESTRICTED CASH
The amount of restricted cash related to unreimbursed VEDA bond financing proceeds was $1.9 million at March 31, 2012 and $6.1 million at December 31, 2011.  The investments consist primarily of commercial paper.

The VEDA bond proceeds are held in trust and we access these bond proceeds as reimbursement for capital expenditures made under certain production, transmission, distribution and general facility projects financed by the bond issue.

As of March 31, 2012, we recorded $1.4 million of the restricted cash as a current asset on the Condensed Consolidated Balance Sheet representing costs paid that are expected to be reimbursed at the next requisition date.  To date we have received reimbursements of $28.1 million.  We expect to receive reimbursements of the remaining proceeds held in trust during 2012.

At March 31, 2012, we recorded $0.4 million of restricted cash as a current asset on the Condensed Consolidated Balance Sheet representing collateral under performance assurance requirements for certain of our power and transmission transactions.

In September 2011, we received $1.1 million from Omya for the repayment obligation for the five-year rate phase-in plan of the former Vermont Marble customers, as specified in the acquisition agreement between CV and Omya.  As of March 31, 2012, $1 million was included in the current portion of restricted cash.

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

Alternative Regulation: On September 30, 2008, the PSB issued an order approving our alternative regulation plan.  The plan became effective on November 1, 2008.  It was scheduled to expire on December 31, 2011.  The plan allows for quarterly PCAM adjustments to reflect changes in power supply and transmission-by-others costs and annual base rate adjustments to reflect changes in operating costs; and an annual ESAM adjustment to reflect changes, within predetermined limits, from the allowed earnings level.  Under the plan, the allowed return on equity is adjusted annually to reflect one-half of the change in the average yield on the 10-year Treasury note as measured over the last 20 trading days prior to October 15 of each year.  The ESAM provides for the return on equity of the regulated portion of our business to fall between 75 basis points above or below the allowed return on equity before any adjustment is made.  If the actual return on equity of the regulated portion of our business exceeds 75 basis points above the allowed return, the excess amount above 75 basis points is returned to customers in a future period.  If the actual return on equity of our regulated business falls between 75 and 125 basis points below the allowed return on equity, the portion of the shortfall between 75 and 125 basis points is shared equally between shareholders and customers.  Any earnings shortfall in excess of 125 basis points below the allowed return on equity is fully recovered from customers.  As such, the minimum return for our regulated business is 100 basis points below the allowed return.  These adjustments are made at the end of each fiscal year.

The ESAM also provides for an exogenous effects provision.  Under this provision, we are allowed to defer, and collect from customers, the unexpected impact if in excess of $0.6 million, of changes in GAAP, tax laws, FERC or ISO-NE rules and major unplanned operation, maintenance costs, such as those due to major storms and other factors including loss of load not due to variations in heating and cooling temperatures.  In 2011, we deferred $7.5 million of costs related to Tropical Storm Irene and legislative and tax law changes.  We filed with the PSB on May 1, 2012 for recovery of these costs commencing on July 1, 2012 as provided by our alternative regulation plan.

By order dated March 3, 2011, the PSB approved amendments to the alternative regulation plan that: 1) extend its duration until December 31, 2013; 2) alter the methodology for implementing the non-power cost cap contained in the plan; 3) reset our allowed ROE for 2011 to 9.45 percent; and 4) remove provisions no longer applicable to the provision of our services.

Using the methodology specified in our alternative regulation plan, our 2011 return on equity from the regulated portion of our business is approximately 9.08 percent. We filed this calculation with the PSB on May 1, 2012. No additional ESAM adjustment was required since this return was within 75 basis points of our 2011 allowed return on equity of 9.45 percent.

The PCAM adjustment for the first quarter of 2012 was an over-collection of $0.8 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending September 30, 2012. We filed a PCAM report with the PSB identifying this over-collection.  The PSB has not yet acted on this filing.

The PCAM adjustment for the fourth quarter of 2011 was an over-collection of $0.3 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending June 30, 2012. The DPS recommended the PCAM report be approved as filed and the PSB accepted the DPS recommendation and approved the filing.

The PCAM adjustment for the third quarter of 2011 was an under-collection of $0.3 million and was recorded as a current asset.  This under-collection was collected from customers over the three months ending March 31, 2012. The DPS recommended the PCAM report be approved as filed and the PSB accepted the DPS recommendation and approved the filing.

The PCAM adjustment for the first quarter of 2011 was an over-collection of $1 million and for the second quarter of 2011 was an over-collection of $0.8 million.  These amounts were recorded as current liabilities and were returned to customers over the three months ending September 30, 2011 for first quarter and ending December 31, 2011 for the second quarter.

On November 1, 2011, we submitted a base rate filing for the rate year commencing January 1, 2012, as required by our alternative regulation plan.  The filing proposed an increase in base rates of $15.8 million or a 4.78 percent increase in retail rates, reflecting an allowed ROE of 9.17 percent.  Under our alternative regulation plan, the annual change in the non-power costs, as reflected in our base rate filing, is limited to any increase in the U.S. Consumer Price Index for the northeast, less a productivity adjustment that varies based upon the results of a comparison of certain cost metrics of the company with those of a benchmark group of U.S. electric utilities.  For the 2012 rate year, the productivity adjustment was 0.95 percent.  The non-power costs associated with the implementation of our Asset Management Plan and our CVPS SmartPower® project are excluded from the non-power cost cap.  Our 2012 forecasted non-power costs did not exceed the non-power cost cap.  On December 28, 2011, we received approval from the PSB and the 4.78 rate increase went into effect January 1, 2012.

Due to the pending merger, on April 13, 2012, we submitted a filing to the PSB requesting modifications to our existing alternative regulation plan.  The proposed modifications include termination of our current plan as of September 30, 2012, except for residual ESAM adjustments and the power adjustor allowed under our current plan; termination of the currently effective base rate adjustments as of September 30, 2012; and adjustments to the timing and duration of the ESAM adjustments under the current plan to reflect the early termination of January 1, 2012 base rate change.  The filing is expressly conditioned upon approval and closing of the Merger currently pending approval before the PSB.  The submission was made as a part of the Memorandum of Understanding reached with Green Mountain Power Corporation and the Vermont Department of Public Service, which is also pending approval in the merger investigation.

CVPS SmartPower® On October 27, 2009, the DOE announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer service enhancements and grid automation.

On April 15, 2010, we signed an agreement with the DOE for our portion of the Smart Grid stimulus grant and project and the agreement became effective April 19, 2010.  The agreement includes provisions for funding and other requirements.   We are allowed to receive reimbursement of 50 percent of our total eligible project costs incurred since August 6, 2009, up to $31 million.  From the inception of the project through March 31, 2012, we have incurred $15.8 million of costs, of which $8.4 million were operating expenses and $7.4 million were capital expenditures.  We have submitted requests for reimbursement of $7.4 million and have received $6.8 million to date.  We have received $1.8 million in reimbursements in 2012.

In the first quarter of 2012, we have incurred $2.2 million of costs, of which $0.8 million were operating expenses and $1.4 million were capital expenditures.

Pending Merger with Gaz Métro See Note 1 - Business Organization, Pending Merger with Gaz Métro, Regulatory approvals.

Regulatory Accounting Under the FASB’s guidance for regulated operations, we account for certain transactions in accordance with permitted regulatory treatment whereby regulators may permit incurred costs, typically treated as expenses by unregulated entities, to be deferred and expensed in future periods when recovered through future revenues.  In the event that we no longer meet the criteria under accounting for regulated operations and there is not a rate mechanism to recover these costs, we would be required to write off $11.3 million of regulatory assets (total regulatory assets of $48.3 million less pension and postretirement medical costs of $37 million), $17.3 million of other deferred charges - regulatory and $4.3 million of other deferred credits - regulatory.  This would result in a total charge to operations of $24.3 million on a pre-tax basis as of March 31, 2012.  We would be required to record pre-tax pension and postretirement costs of $36.8 million to Accumulated Other Comprehensive Loss and $0.2 million to Retained Earnings as reductions to stockholders’ equity.  We would also be required to determine any potential impairment to the carrying costs of deregulated plant.  Regulatory assets, certain other deferred charges and other deferred credits are shown in the table below (dollars in thousands).

	March 31, 2012	December 31, 2011
Regulatory Assets - Long-term Portion:
Pension and postretirement medical costs	$36,817	$37,300
Nuclear plant dismantling costs	3,454	3,827
Income taxes	4,702	4,722
Asset retirement obligations (a) (d)	418	426
Other (b) (d)	89	106
Total Regulatory Assets -Long-term Portion	45,480	46,381

Regulatory Assets - Current Portion:
Pension and postretirement medical costs (c) (d)	176	235
Nuclear refueling outage costs - Millstone Unit #3 (c) (d)	644	805
Nuclear plant dismantling costs (c) (d)	1,462	1,433
Environmental costs (c)	339	0
Asset retirement obligations and other (c) (d)	162	132
Total Regulatory Assets - Current Portion	2,783	2,605
Total Regulatory Assets	$48,263	$48,986

Other Deferred Charges - Regulatory - Long-term Portion:
ESAM deferred costs (b) (d)	$1,880	$3,759
FERC relicensing	609	609
Other (d)	254	255
Total Other Deferred Charges - Regulatory - Long-term Portion	2,743	4,623

Other Deferred Charges - Regulatory - Current Portion:
Unrealized loss on power-related derivatives (c)	8,955	4,940
ESAM deferred costs (c) (d)	5,639	3,759
Other (c) (d)	0	503
Total Other Deferred Charges - Regulatory - Current Portion	14,594	9,202
Total Other Deferred Charges - Regulatory	$17,337	$13,825

Other Deferred Credits - Regulatory - Long-term Portion:
Asset retirement obligation - Millstone Unit #3	$3,430	$3,060
Other (c) (d)	21	21
Total Other Deferred Credits - Regulatory - Long-term Portion:	3,451	3,081

Other Deferred Credits - Regulatory - Current Portion:
CVPS SmartPower® grant reimbursements (c) (d)	167	222
Other (c) (d)	649	825
Total Other Deferred Credits - Regulatory - Current Portion	816	1,047
Total Other Deferred Credits - Regulatory	$4,267	$4,128

(a)	Remaining recovery period is 14 years
(b)	Remaining recovery period is 2 years
(c)	Remaining recovery period is 1 year
(d)	Currently earning a return

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

NOTE 10 - POWER-RELATED DERIVATIVES
We are exposed to certain risks in managing our power supply resources to serve our customers, and we use derivative financial instruments to manage those risks.  The primary risk managed by using derivative financial instruments is commodity price risk.  Throughout most of 2011 and early 2012, before our Vermont Yankee contract expired, our power supply forecast showed energy purchase and production amounts in excess of our load requirements.  Because of this surplus, we entered into one forward power sale contract that settled financially for all of 2011.  In the fourth quarter of 2011, we entered into a similar rate swap for the sale of excess power in January and February 2012.  Neither the 2011 or 2012 rate swaps were derivatives, since a notional amount did not exist under the terms of either contract.

The company regularly monitors forecasts of available power supply and retail customer load, and attempts to balance our power supply portfolio with expected load requirements.  If we forecast power supply shortages, we will typically enter into either short-term or long-term forward power purchase contracts to cover the expected power supply shortages, which helps reduce price volatility in our net power costs.  In July 2011, we entered into two contracts to fill what would have been power supply shortages expected between April and December 2012 due to the expiration of our long-term contract with Vermont Yankee in March 2012.

In September 2011, in connection with the Vermont Marble acquisition, we assumed two forward purchase contracts.  The Vermont Marble contracts provide for nominal deliveries of physical power between September 2011 and December 2012, and we determined that these purchase contracts are derivatives.

We have determined that the power purchase contracts we entered into for 2012 are derivatives.  We did not elect the “normal purchase, normal sale” exception for any of these short-term power purchase contracts.

On August 12, 2010, we executed a significant long-term power purchase contract with HQUS and we have concluded that this contract meets the “normal purchase, normal sale” exception to derivatives accounting; therefore, we are not required to calculate the fair value of this contract.  For additional information on this contract, see Note 13 - Commitments and Contingencies.

In 2009, we also elected the “normal purchase, normal sale” exception for a three-year forward purchase contract that begins in 2013.

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

Outstanding power-related derivative contracts are as follows:

	MWh (000s)
	March 31, 2012	December 31, 2011
Commodity
Forward Energy Purchase Contracts	530.9	535.3
Financial Transmission Rights	212.7	326.9

We recognized the following amounts in the Condensed Consolidated Statements of Income in connection with derivative financial instruments for the three months ended March 31 (dollars in thousands):

	2012	2011
Net realized gains (losses) reported in operating revenues	$0	$0
Net realized gains (losses) reported in purchased power	(163)	(7)
Net realized gains (losses) reported in earnings	$(163)	$(7)

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

Certain of our power-related derivative instruments contain provisions for performance assurance that may include the posting of collateral in the form of cash or letters of credit, or other credit enhancements.  Our counterparties will typically establish collateral thresholds that represent credit limits, and these credit limits vary depending on our credit rating.  If our current credit rating were to decline, certain counterparties could request immediate payment and full, overnight ongoing collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position at March  31, 2012 was $6.8 million, for which we were not required to post collateral since our issuer credit rating from Moody’s is Baa3.  If Moody’s were to lower our issuer credit rating to Ba1, we would be required to post $6.3 million of collateral with our counterparties, upon their request.   If our Moody’s credit rating were further lowered to Ba2, our counterparties could request an additional $0.5 million of collateral.   For information concerning performance assurance, see Note 13 - Commitments and Contingencies.

NOTE 11 - LONG-TERM DEBT AND NOTES PAYABLE
Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated October 25, 2011 that expires on October 24, 2014.  This facility replaced a three-year, $40 million unsecured revolving credit facility that matured on November 2, 2011.  The Credit Agreement contains financial and non-financial covenants.   The purpose of the facility is to provide liquidity for general corporate purposes, including working capital and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  At March 31, 2012, there were $0.1 million in loans and $3.5 million in letters of credit outstanding under the credit facility.  At December 31, 2011, there were $12.3 million in loans and $3.5 million in letters of credit outstanding under the credit facility.

NOTE 12 - PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The fair value of Pension Plan trust assets was $111.4 million at March 31, 2012 and $107.7 million at December 31, 2011. The unfunded accrued pension benefit obligation recorded on the Condensed Consolidated Balance Sheets was $32.3 million at March 31, 2012 and $31.3 million at December 31, 2011.

The fair value of Postretirement Plan trust assets was $20.2 million at March 31, 2012 and $18.6 million at December 31, 2011.  The unfunded accrued postretirement benefit obligation recorded on the Condensed Consolidated Balance Sheets was $7 million at March 31, 2012, and 6.8 million at December 31, 2011.

Components of net periodic benefit costs for the three months ended March 31 were as follows (dollars in thousands):

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service cost	$1,246	$1,142	$190	$198
Interest cost	1,780	1,851	307	330
Expected return on plan assets	(1,993)	(2,120)	(334)	(357)
Amortization of transition obligation	0	0	48	64
Amortization of prior service cost	82	104	70	70
Amortization of net actuarial loss	227	60	56	51
Net periodic benefit cost	1,342	1,037	337	356
Less amounts capitalized	267	212	67	73
Net benefit costs expensed	$1,075	$825	$270	$283

NOTE 13 - COMMITMENTS AND CONTINGENCIES
Long-Term Power Purchases Vermont Yankee PPA: We purchased our entitlement share of Vermont Yankee plant output through the VY PPA between Entergy-Vermont Yankee and VYNPC until our contract expired on March 21, 2012.  Our total VYNPC purchases for the first three month ended March 31, 2012 were $15.2 million and $17.1 million for the three months ended March 31, 2011.

Vermont Yankee – Cooling Towers:  On June 22, 2010, we, along with GMP, made a claim to Entergy-Vermont Yankee under the September 6, 2001 VY PPA.  The parties claim that Entergy-Vermont Yankee breached its obligations under the agreement by failing to detect and remedy the conditions that resulted in cooling tower-related failures at the Vermont Yankee nuclear plant in 2007 and 2008. Those failures caused us and GMP to incur substantial incremental replacement power costs.

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

On January 10, 2012, after failing to reach a resolution of the matter with Entergy-Vermont Yankee, we and GMP filed a lawsuit in Vermont Superior Court in Windham County. The lawsuit seeks compensatory damages of $6.6 million to cover increased power costs and lost capacity payments resulting from the tower failures, plus interest.  Our portion of this claim is $4.3 million.  On January 18, 2012, Entergy-Vermont Yankee filed a notice of removal of the case to the United States District Court for the District of Vermont, asserting diversity of citizenship and federal jurisdiction over a federal question.  Entergy-Vermont Yankee also filed an answer to the complaint, and asserted affirmative defenses and demanded a jury trial.  A scheduling order has been issued, and the parties are engaged in discovery.  The case is now pending in the federal court. We cannot predict the outcome of this matter at this time.

Vermont Yankee – License Renewal:  On January 19, 2012 the U.S. District Court for the District of Vermont issued a decision ruling against the state of Vermont. The effect of the ruling is that the state is prohibited under federal law from taking any action to compel the plant to shut down after March 21, 2012 because it failed to obtain legislative approval (under the provisions of Act 160). The state of Vermont was precluded from shutting the plant down for safety-related reasons.  On February 18, 2012, the state filed a notice of appeal with the 2nd U.S. Circuit Court of Appeals in New York.  Meanwhile, Vermont Yankee still must obtain a Certificate of Public Good from the PSB to gain a 20-year license extension.  We are participants in this docket due to a prior revenue-sharing agreement.  That revenue-sharing arrangement provides in part that in the event that Entergy extends the operation of the plant pursuant to an extension of its NRC license, Entergy agrees to share with VYNPC 50 percent of the “Excess Revenue” for 10 years commencing on March 13, 2012.

On February 27, 2012, Entergy filed notice with the U.S. District Court for the District of Vermont saying that it would ask the 2nd U.S. Circuit Court of Appeals to review a decision.  It will appeal a federal judge’s order allowing the plant to stay open past its originally scheduled shutdown date, and will ask the original judge to revisit his order and prevent the state of Vermont from barring the future storage of spent nuclear fuel at the plant.  Entergy has informed the PSB that it intends to continue to operate the plant pending a final PSB ruling on its operation.  On March 19, 2012, the U.S. District Court issued an order barring the Vermont state defendants from taking action to enforce a certain Vermont statute that would compel Vermont Yankee to shut down because the “cumulative total amount of spent fuel stored at Vermont Yankee” exceeds “the amount derived from the operation of the facility up to, but not beyond, March 21, 2012.”

On March 29, 2012, the PSB denied Entergy’s motion for the immediate issuance of the Certificate of Public Good and ordered Entergy to file an amended petition that identifies the specific approval or approvals that it is seeking from the Board, and the state-law authority under which the Board would issue each approval that Entergy VY seeks. Entergy filed its petition for a CPG on April 16, 2012 and a new docket has been opened to consider Entergy VY's amended petition.

Hydro-Québec: We continue to purchase power under the Hydro-Québec VJO power contract.  The VJO power contract has been in place since 1987 and purchases began in 1990.  Related contracts were subsequently negotiated between us and Hydro-Québec, altering the terms and conditions contained in the original contract by reducing the overall power requirements and related costs.  The VJO power contract runs through 2020, but our purchases under the contract end in 2016.  The average level of deliveries under the current contract decreases by approximately 20 percent after 2012, and by approximately 84 percent after 2015.  Total purchases under the VJO power contract were $16.8 million for the three months ended March 31, 2012 and $16.5 million for the three months ended March 31, 2011.

The annual load factor is 75 percent for the remainder of the VJO power contract, unless the contract is changed or there is a reduction due to the adverse hydraulic conditions described below.

There are two sellback contracts with provisions that apply to existing and future VJO power contract purchases.  The first resulted in the sellback of 25 MW of capacity and associated energy through April 30, 2012, which has no net impact currently since an identical 25 MW purchase was made in conjunction with the sellback. We have a 23 MW share of the sellback.  However, since the sellback ends six months before the corresponding purchase ends, the first sellback will result in a 23 MW increase in our capacity and energy purchases for the period from May 1, 2012 through October 31, 2012.

A second sellback contract provided benefits to us that ended in 1996 in exchange for two options to Hydro-Québec.  The first option was never exercised and expired December 31, 2010.  The second gives Hydro-Québec the right, upon one year’s written notice, to curtail energy deliveries in a contract year (12 months beginning November 1) from an annual capacity factor of 75 to 50 percent due to adverse hydraulic conditions as measured at certain metering stations on unregulated rivers in Québec. This second option can be exercised five times through October 2015 but due to the notice provision there is a maximum remaining application of two times available.  To date, Hydro-Québec has not exercised this option. We have determined that this second option is not a derivative because it is contingent upon a physical variable.

There are specific contractual provisions providing that in the event any VJO member fails to meet its obligation under the contract with Hydro-Québec, the remaining VJO participants will “step-up” to the defaulting party’s share on a pro-rata basis.  As of March 31, 2012, our obligation is about 47 percent of the total VJO power contract through 2016, and represents approximately $208.7 million, on a nominal basis.

In accordance with FASB’s guidance for guarantees, we are required to disclose the “maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  Such disclosure is required even if the likelihood is remote.  With regard to the “step-up” provision in the VJO power contract, we must assume that all members of the VJO simultaneously default in order to estimate the “maximum potential” amount of future payments.  We believe this is a highly unlikely scenario given that the majority of VJO members are regulated utilities with regulated cost recovery.  Each VJO participant has received regulatory approval to recover the cost of this purchased power contract in its most recent rate applications.  Despite the remote chance that such an event could occur, we estimate that our undiscounted purchase obligation would be an additional $247 million for the remainder of the contract, assuming that all members of the VJO defaulted by April 1, 2012 and remained in default for the duration of the contract.  In such a scenario, we would then own the power and could seek to recover our costs from the defaulting members or our retail customers, or resell the power in the wholesale power markets in New England.  The range of outcomes (full cost recovery, potential loss or potential profit) would be highly dependent on Vermont regulation and wholesale market prices at the time.

Independent Power Producers:  We receive power from several IPPs, primarily so-called small power producers.  These plants use water or biomass as fuel.  Starting in 2012, we will also purchase power from some larger independent producers, primarily wind projects.    Total purchases from IPPs were $6.4 million for the three months ended March 31, 2012 and $6.3 million for the three months ended March 31, 2011.

Nuclear Decommissioning Obligations We are obligated to pay our share of nuclear decommissioning costs for nuclear plants in which we have an ownership interest.  We have an external trust dedicated to funding our joint-ownership share of future Millstone Unit #3 decommissioning costs.  DNC has suspended contributions to the Millstone Unit #3 Trust Fund because the minimum NRC funding requirements have been met or exceeded.  We have also suspended contributions to the Trust Fund, but could choose to renew funding at our own discretion as long as the minimum requirement is met or exceeded.  If there is a need for additional decommissioning funding, we will be obligated to resume contributions to the Trust Fund.

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

Also, see Note 4 – Investments in affiliates for additional DOE litigation proceedings.

Future Power Agreements New Hydro-QuébecAgreement:  On August 12, 2010 we, along with GMP, VPPSA, Vermont Electric Cooperative, Inc., Vermont Marble, Town of Stowe Electric Department, City of Burlington, Vermont Electric Department, Washington Electric Cooperative, Inc. and the 13 municipal members of VPPSA (collectively, the “Buyers”) entered into an agreement for the purchase of shares of 218 MW to 225 MW of energy and environmental attributes from HQUS commencing on November 1, 2012 and continuing through 2038. The HQUS PPA will replace approximately 65 percent of the existing VJO power contract discussed above.

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

Other Future Power Agreements:  As we continue to build and diversify our power portfolio as planned and to comply with state law which establishes goals for including renewable power in our mix, we have signed several agreements for clean and competitively priced renewable energy.  On September 9, 2010 we agreed to terms for purchasing output over nine years from Iberdrola Renewables’ planned Deerfield Wind Project.  The agreement was signed by the parties on December 13, 2010.  Due to delays in receiving a necessary permit from the U.S. Forest Service, construction is not now scheduled to take place in a manner that would be sufficient for meeting the conditions precedent of the agreement and the project is now on hold.  Conditions precedent not satisfied or waived on or before April 1, 2012 could result in termination of the contract by June 30, 2012.  We are currently in discussions with Iberdrola, the parent company, with respect to terminating, reforming or replacing the agreement.

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

Two of the contracts will fill the 2012 gap in our portfolio created by the end of the VY PPA.  One will supply energy 24 hours per day from April 1, 2012 through the end of the year, while the other will provide both peak and off-peak power during specific periods in 2012 when we have remaining supply gaps. The third contract filled our energy needs during the planned Vermont Yankee refueling outage that ended November 3, 2011.

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

Performance Assurance We are subject to performance assurance requirements through ISO-NE under the Financial Assurance Policy for NEPOOL members.  At our current investment-grade credit rating, we have a credit limit of $3 million with ISO-NE.  We are required to post collateral for all net power and transmission transactions in excess of this credit limit.  Additionally, we purchase power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

At March 31, 2012, we had posted $4.1 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $3.5 million of which was represented by a letter of credit and $0.6 million of which was represented by cash and cash equivalents. At December 31, 2011, we had posted $3.9 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $3.5 million of which was represented by a letter of credit and $0.4 million of which was represented by cash and cash equivalents.

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

The total reserve for environmental matters was $0.3 million as of March 31, 2012 and December 31, 2011.  The reserve for environmental matters is included in current liabilities on the Condensed Consolidated Balance Sheets and represents our best estimate of the cost to remedy issues at these sites based on available information as of the end of the applicable reporting periods.  Below is a brief discussion of the significant sites for which we have recorded reserves.

Brattleboro Manufactured Gas Facility: In the 1940s, we owned and operated a manufactured gas facility in Brattleboro, Vermont.  We ordered a site assessment in 1999 at the request of the State of New Hampshire.  In 2001, New Hampshire indicated that no further action was required, although it reserved the right to require further investigation or remedial measures.  In 2002, the VANR notified us that our corrective action plan for the site was approved.  As of March 31, 2012, our estimate of the remaining obligation is $0.3 million.

The Windham Regional Commission and the Town of Brattleboro are currently pursuing the redevelopment of the gas plant site and waterfront area into vehicle parking with green space. This concept calls for the removal of the remnant gas plant building plus covering and otherwise avoiding contaminated areas instead of removing contaminated soil and debris.

We met with the Town of Brattleboro in 2011 and we agreed to an Amended and Restated Grant of Environmental Restrictions for the gas plant property.  In November 2011, we contributed $0.2 million toward the remediation project, which will likely satisfy our obligation at this site.  We will maintain a reserve until a corrective action plan has been implemented and green space has been constructed.  Construction began in early 2012 and should be completed during the 2012 construction season.

Salisbury Substation: We completed internal testing and found PCBs and TPH, in addition to small quantities of pesticides in the soil and concrete at this substation.  The substation is located adjacent to the Salisbury hydroelectric power station and both facilities underwent modernization projects in late 2011 and early 2012.  Test results indicated that PCB, TPH and pesticide concentrations exceed state and federal regulatory limits in portions of the substation.  In late 2011 and early 2012, we removed the contaminated material from the substation in accordance with VANR and EPA-approved remediation plans.  The work consisted of excavation and removal of soil and concrete and there was more contaminated material than estimated. The site work is complete and we will submit the requisite summary reports to the VANR and EPA early in the second quarter of 2012.  As of March 31, 2012, our estimate of the remaining obligation is less than $0.1 million.

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

Leases and support agreements Operating Leases: We have two master lease agreements for vehicles and related equipment.  On October 30, 2009, we signed a vehicle lease agreement to finance many of the vehicles covered by a former agreement.  Our guarantee obligation under this lease will not exceed 8 percent of the acquisition cost. The maximum amount of future payments under this guarantee at March 31, 2012 is approximately $0.3 million. The total future minimum lease payments required for all lease schedules under this agreement at March 31, 2012 is $2.0 million.  As of March 31, 2012 there is no credit line in place for additions under this agreement. The total acquisition cost of all lease additions under this agreement at March 31, 2012 was $4.1 million.

On October 24, 2008, we entered into an operating lease for new vehicles and other related equipment.  Our guarantee obligation under this lease is limited to 5 percent of the acquisition cost.  The maximum amount of future payments under this guarantee is approximately $0.1 million.  The total future minimum lease payments required for all lease schedules under this agreement at March 31, 2012 is $1.6 million. As of March 31, 2012 there is no credit line in place for additions under this agreement.  The total acquisition cost of all lease additions under this agreement at March 31, 2012 was $2.9 million.

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

NOTE 14- SEGMENT REPORTING
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

	CV-VT	Unregulated Companies	Reclassification & Consolidating Entries	Consolidated
March 31, 2012
Revenues from external customers	$96,242	$418	$(418)	$96,242
Net income	$8,855	$20		$8,875
Total assets at March 31, 2012	$771,834	$3,000	$(204)	$774,630

March 31, 2011
Revenues from external customers	$97,085	$423	$(423)	$97,085
Net income	$8,358	$67		$8,425
Total assets at December 31, 2011	$773,557	$2,949	$(241)	$776,265

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

We cannot predict the outcome of any of these matters; accordingly, there can be no assurance as to actual results.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  A more detailed assessment of the risks that could cause actual results to materially differ from current expectations is contained in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY
The results of our operations for the three months ended March 31, 2012 were earnings of $8.9 million, or 65 cents per diluted share of common stock.  Excluding merger-related expenses of $0.3 million after-tax, or $0.02 per diluted share of common stock, the results of our operations for the three months ended March 31, 2012 were earnings of $9.2 million, or $0.67 per diluted share of common stock.  This compares to 2011 earnings of $8.4 million, or 62 cents per diluted share of common stock.

The following is a reconciliation of 2012 net earnings, excluding merger-related costs:

	2012
	Net Income	Earnings Per Diluted Share

	(in millions)
Net earnings excluding merger-related expenses	$9.2	$0.67
Merger-related expenses, after-tax	(0.3)	(0.02)
Net earnings	$8.9	$0.65

The primary drivers of the year-over-year earnings variances are described in Results of Operations below.

Pending merger-related costs: In 2012, we incurred $0.5 million in pre-tax merger-related costs, or $0.02 after-tax per diluted share of common stock.  These costs are components of Other operations, within Operating Expenses and Other Income on the Consolidated Statements of Income.

We discuss the pending Merger with Gaz Métro, our financial initiatives and our key business risks in more detail below.

Financial Initiatives: Our financial initiatives include maintaining sufficient liquidity to support ongoing operations, the dividend on our common stock and investments in our electric utility infrastructure; planning for replacement power for long-term power contracts that have expired; and evaluating opportunities to further invest in Transco.  Continued focus on these financial initiatives is critical to maintaining our corporate credit rating.

PENDING MERGER
Pending Merger with Métro On July 11, 2011, CVPS, Gaz Métro Limited Partnership (“Gaz Métro”) and Danaus Vermont Corp., an indirect wholly owned subsidiary of Gaz Métro (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

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

Regulatory Approvals: On September 2, 2011, CVPS, Danaus Vermont Corp., Northern New England Energy Corporation, for itself and as agent for Gaz Métro and the direct and indirect upstream parents of Gaz Métro, GMP, and Vermont Low Income Trust for Electricity, Inc. filed a petition with the PSB for approval of the proposed merger announced by the companies on July 12, 2011.  The PSB established a review schedule, beginning with a workshop held on October 14, 2011 and a public hearing on November 1, 2011.  Written testimony and discovery responses have been filed with the PSB and technical hearings ended on April 4, 2012.  Briefs were submitted on April 23, 2012, and reply briefs were submitted on May 4, 2012.  There is no time limit within which the PSB must issue its decision whether to approve the merger, but we hope for a decision that would allow closing in June 2012.

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

On March 26, 2012 an MOU concerning the merger was reached with the DPS.  The parties reached an agreement regarding, among other things, VELCO ownership and governance, the sharing of merger-related savings between customers and the post-merger company, and the satisfaction of obligations imposed on CVPS by an order in 2001 that created a “windfall sharing mechanism” that would be triggered by the Merger Agreement.  The DPS has recommended that the PSB approve the Merger in accordance with the amendments outlined in the MOU.

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

Terminated Merger Agreement with Fortis On May 27, 2011, CVPS, FortisUS Inc., Cedar Acquisition Sub Inc., a direct wholly owned subsidiary of Fortis and Fortis Inc., the ultimate parent of Fortis (“Ultimate Parent”), entered into an Agreement and Plan of Merger (the “Fortis Merger Agreement”).

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

Vendor claim: In June 2011, following our announcement of the Fortis Merger Agreement, we received notice of a claim for up to $4.8 million from a former financial advisor, related to the pending merger.  We have assessed the claim and do not believe that any amount is owed.  In order to resolve the dispute, on December 23, 2011, we filed a declaratory judgment action in the United States District Court for the District of Vermont, seeking a declaration that we do not owe any amount to the vendor.  The complaint was served on the financial advisor on April 11, 2012.

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

The Davis plaintiff filed a revised request for preliminary approval of the settlement agreement.  By order dated April 10, 2012, the court 1) approved, for purposes of settlement only, certification of the Davis lawsuit as a class action under the federal rules; 2) certified plaintiff Howard Davis as the Class representative; 3) scheduled a Fairness Hearing for July 11, 2012, to determine a number of issues including whether the court should approve the Settlement Agreement and a request by Plaintiff's counsel for attorney's fees.

Meanwhile, a putative class action complaint captioned IBEW Local 98 Pension Fund, Adrienne Halberstam, Jacob Halberstam, Sarah Halberstam, and David Raul v. Central Vermont Public Service, et al., Case No. 5:11-CV-222 was filed in the United States District Court for the District of Vermont against CVPS, Gaz Métro, and members of the CVPS Board of Directors.  This federal IBEW complaint, dated September 15, 2011, contained claims of breach of fiduciary duty and inadequate proxy statement disclosures that are substantially similar to those contained in the proposed consolidated amended complaint filed by the same plaintiffs in the Superior Court of Vermont.  The federal IBEW complaint also included allegations of violations of the Securities Exchange Act of 1934.  Defendants filed motions to dismiss and, on December 7, 2011, the federal IBEW complaint was amended.  The amended complaint contained substantially similar claims and allegations.  Defendants have moved to dismiss the IBEW amended complaint and briefing on that motion was completed.

On January 12, 2012, the parties to the state court lawsuits filed a stipulation for dismissal without prejudice of those proceedings.  On January 24, 2012, the state court entered an order stating that the state court lawsuits would be dismissed without prejudice unless it received a filed objection by January 31, 2012.  No such objection was filed.

On March 19, 2012, the court dismissed the federal claims in the IBEW amended complaint without prejudice.  The court did not rule on the motions to dismiss the state law claims in the amended complaint but raised the issue of whether the Court should exercise supplemental jurisdiction over the state law claims.  The court requested the parties to submit supplemental briefing on the issue of supplemental jurisdiction. On March 22, 2012, and in response to a stipulated motion by the parties, the court ordered that the IBEW federal plaintiffs file any amendment of their federal claims by April 6, 2012 or the federal claims would be dismissed with prejudice.  The IBEW plaintiffs filed their second amended complaint on April 6, 2012. On May 2, 2012, the defendants filed a motion to dismiss the federal claims in the IBEW plaintiffs’ second amendment complaint. The court has suspended briefing on the issue of whether it should exercise supplemental jurisdiction over the IBEW plaintiffs’ state law claims, subject to further order, until it has the opportunity to rule on a motion to dismiss the federal claims in the IBEW plaintiffs’ second amended complaint.

RETAIL RATES AND ALTERNATIVE REGULATION
Retail Rates Our retail rates are approved by the PSB after considering the recommendations of Vermont’s consumer advocate, the DPS.  Fair regulatory treatment is fundamental to maintaining our financial stability.  Rates must be set at levels to recover costs, including a market rate of return to equity and debt holders, in order to attract capital.

Alternative Regulation: On September 30, 2008, the PSB issued an order approving our alternative regulation plan.  The plan became effective on November 1, 2008.  It was scheduled to expire on December 31, 2011.  The plan allows for quarterly PCAM adjustments to reflect changes in power supply and transmission-by-others costs and annual base rate adjustments to reflect changes in operating costs; and an annual ESAM adjustment to reflect changes, within predetermined limits, from the allowed earnings level.  Under the plan, the allowed return on equity is adjusted annually to reflect one-half of the change in the average yield on the 10-year Treasury note as measured over the last 20 trading days prior to October 15 of each year.  The ESAM provides for the return on equity of the regulated portion of our business to fall between 75 basis points above or below the allowed return on equity before any adjustment is made.  If the actual return on equity of the regulated portion of our business exceeds 75 basis points above the allowed return, the excess amount above 75 basis points is returned to customers in a future period.  If the actual return on equity of our regulated business falls between 75 and 125 basis points below the allowed return on equity, the portion of the shortfall between 75 and 125 basis points is shared equally between shareholders and customers.  Any earnings shortfall in excess of 125 basis points below the allowed return on equity is fully recovered from customers.  As such, the minimum return for our regulated business is 100 basis points below the allowed return.  These adjustments are made at the end of each fiscal year.

The ESAM also provides for an exogenous effects provision.  Under this provision, we are allowed to defer, and collect from customers, the unexpected impact if in excess of $0.6 million, of changes in GAAP, tax laws, FERC or ISO-NE rules and major unplanned operation, maintenance costs, such as those due to major storms and other factors including loss of load not due to variations in heating and cooling temperatures.  In 2011, we deferred $7.5 million of costs related to Tropical Storm Irene and legislative and tax law changes.  We filed with the PSB on May 1, 2012 for recovery of these costs commencing on July 1, 2012 as provided by our alternative regulation plan.

By order dated March 3, 2011, the PSB approved amendments to the alternative regulation plan that: 1) extend its duration until December 31, 2013; 2) alter the methodology for implementing the non-power cost cap contained in the plan; 3) reset our allowed ROE for 2011 to 9.45 percent; and 4) remove provisions no longer applicable to the provision of our services.

Using the methodology specified in our alternative regulation plan, our 2011 return on equity from the regulated portion of our business is approximately 9.08 percent. We filed this calculation with the PSB on May 1, 2012. No additional ESAM adjustment was required since this return was within 75 basis points of our 2011 allowed return on equity of 9.45 percent.

The PCAM adjustment for the first quarter of 2012 was an over-collection of $0.8 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending September 30, 2012. We filed a PCAM report with the PSB identifying this over-collection.  The PSB has not yet acted on this filing.

The PCAM adjustment for the fourth quarter of 2011 was an over-collection of $0.3 million and was recorded as a current liability.  This over-collection will be returned to customers over the three months ending June 30, 2012. The DPS recommended the PCAM report be approved as filed and the PSB accepted the DPS recommendation and approved the filing.

The PCAM adjustment for the third quarter of 2011 was an under-collection of $0.3 million and was recorded as a current asset.  This under-collection was collected from customers over the three months ending March 31, 2012. The DPS recommended the PCAM report be approved as filed and the PSB accepted the DPS recommendation and approved the filing.

The PCAM adjustment for the first quarter of 2011 was an over-collection of $1 million and for the second quarter of 2011 was an over-collection of $0.8 million.  These amounts were recorded as current liabilities and were returned to customers over the three months ending September 30, 2011 for first quarter and ending December 31, 2011 for the second quarter.

On November 1, 2011, we submitted a base rate filing for the rate year commencing January 1, 2012, as required by our alternative regulation plan.  The filing proposed an increase in base rates of $15.8 million or a 4.78 percent increase in retail rates, reflecting an allowed ROE of 9.17 percent.  Under our alternative regulation plan, the annual change in the non-power costs, as reflected in our base rate filing, is limited to any increase in the U.S. Consumer Price Index for the northeast, less a productivity adjustment that varies based upon the results of a comparison of certain cost metrics of the company with those of a benchmark group of U.S. electric utilities.  For the 2012 rate year, the productivity adjustment was 0.95 percent.  The non-power costs associated with the implementation of our Asset Management Plan and our CVPS SmartPower® project are excluded from the non-power cost cap.  Our 2012 forecasted non-power costs did not exceed the non-power cost cap.  On December 28, 2011, we received approval from the PSB and the 4.78 rate increase went into effect January 1, 2012.

Due to the pending merger, on April 13, 2012, we submitted a filing to the PSB requesting modifications to our existing alternative regulation plan.  The proposed modifications include termination of our current plan as of September 30, 2012, except for residual ESAM adjustments and the power adjustor allowed under our current plan; termination of the currently effective base rate adjustments as of September 30, 2012; and adjustments to the timing and duration of the ESAM adjustments under the current plan to reflect the early termination of our current plan January 1, 2012 base rate change.  The filing is expressly conditioned upon approval of the merger with Danaus Vermont Corp. currently pending approval before the PSB.  The submission was made as a part of the Memorandum of Understanding reached with Green Mountain Power Corporation and the Vermont Department of Public Service, which is also pending approval in the merger investigation.

CVPS SmartPower® On October 27, 2009, the DOE announced that Vermont’s electric utilities will receive $69 million in federal stimulus funds to deploy advanced metering, new customer service enhancements and grid automation.

On April 15, 2010, we signed an agreement with the DOE for our portion of the Smart Grid stimulus grant and project and the agreement became effective April 19, 2010.  The agreement includes provisions for funding and other requirements.   We are allowed to receive reimbursement of 50 percent of our total eligible project costs incurred since August 6, 2009, up to $31 million.  From the inception of the project through March 31, 2012, we have incurred $15.8 million of costs, of which $8.4 million were operating expenses and $7.4 million were capital expenditures.  We have submitted requests for reimbursement of $7.4 million and have received $6.8 million to date.  We have received $1.8 million in reimbursements in 2012.

In the first quarter of 2012, we have incurred $2.2 million of costs, of which $0.8 million were operating expenses and $1.4 million were capital expenditures.

Pending Merger with Gaz Métro See Note 1 - Business Organization, Pending Merger with Gaz Métro, Regulatory approvals.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS
Cash Flows At March 31, 2012, we had cash and cash equivalents of $1.7 million, compared to $15.1 million at March 31, 2011.

Our primary sources of cash for the three months ended March 31, 2012 were from our electric utility operations, distributions received from affiliates, income tax refunds, reimbursements from restricted cash of debt-financed project costs and borrowings under our revolving credit facility.  Our primary uses of cash for the three months ended March 31, 2012 included capital expenditures, common and preferred stock dividend payments, repayments of borrowings under our revolving credit facility, and working capital requirements.

Operating Activities: Operating activities provided $18.2 million in 2012, compared to $32.4 million in 2011.  The decrease of $14.2 million was primarily due to: an $8 million decrease in net income tax refunds; a $1.1 million recovery of bad debt expense in 2011; $0.5 million used for merger-related costs in 2012 versus none in 2011; and a $6 million decrease in working capital and other operating activities.  This was partially offset by a $1.4 million increase in distributions received from affiliates.

At March 31, 2012, our retail customers’ accounts receivable over 60 days totaled $3.6 million compared to $3.4 million at December 31, 2011, which was an increase of 5.4 percent.

Investing Activities: Investing activities used $5 million in 2012, compared to $2.8 million in 2011.  The increase of $2.2 million used is due to: a $2.9 million decrease in reimbursements of restricted cash from bond proceeds and $0.4 million of various other investing activities.  These items were partially offset by a $0.7 million increase in project reimbursements from the DOE and $0.4 million of lower construction and plant expenditures.  The majority of the construction and plant expenditures were for system reliability, performance improvements and customer service enhancements.

Financing Activities: Financing activities used $13.2 million in 2012, compared to $17.1 million in 2011.  The decrease of $3.9 million is due to: a $1.6 million decrease in net credit facility repayments; a $1.4 million increase in net proceeds from the issuance of common stock; and a $0.9 million increase from various other financing activities.

Transco Based on current projections, Transco expects to need additional equity capital periodically beginning in 2012, but its projections are subject to change based on a number of factors, including revised construction estimates, timing of project approvals from regulators, and desired changes in its equity-to-debt ratio.  While we have no obligation to make additional investments in Transco, which are subject to available capital and appropriate regulatory approvals, we continue to evaluate investment opportunities on a case-by-case basis.  We are currently considering additional investments of approximately $21 million in 2012, no investment in 2013, $14 million in 2014, $24 million in 2015 and $7 million in 2016, but the timing and amounts depend on the factors discussed above and the amounts invested by other owners.

These capital investments in Transco and our core business provide value to customers and shareholders alike.  They provide shareholders with a return on investment while helping to maintain and improve reliability for our customers.

Preferred Stock In accordance with the terms of the Merger Agreement, we plan to redeem all outstanding shares of our preferred stock in June 2012, prior to the closing of the Merger with Gaz Métro, pursuant to the terms of such preferred stock.

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

Financing Credit Facility: We have a three-year, $40 million unsecured revolving credit facility with a lending institution pursuant to a Credit Agreement dated October 25, 2011 that expires on October 24, 2014.  This facility replaced a three-year, $40 million unsecured revolving credit facility that matured on November 2, 2011.  The Credit Agreement contains financial and non-financial covenants.  The purpose of the facility is to provide liquidity for general corporate purposes, including working capital and power contract performance assurance requirements, in the form of funds borrowed and letters of credit.  At March 31, 2012, $3.5 million in letters of credit and $0.1 million in borrowings were outstanding under this credit facility.

We also have a three-year, $15 million unsecured revolving credit facility with a different lending institution pursuant to a Credit Agreement dated December 22, 2010 that expires in December 2013.  The purpose and obligation under this credit agreement are the same as described above.  We did not use this facility for borrowings or letters of credit during 2012 or 2011.

Letters of credit: We have two outstanding unsecured letters of credit, issued by one bank, that support the CDA and VIDA revenue bonds.  These letters of credit total $11.1 million in support of the two revenue bond issues totaling $10.8 million, discussed above. We pay an annual fee of 2.4 percent on the letters of credit. These letters of credit expire on November 30, 2012. The letters of credit contain cross-default provisions to our wholly owned subsidiaries. These cross-default provisions generally relate to an inability to pay debt or debt acceleration, the levy of significant judgments or insolvency.  At March 31, 2012, there were no amounts drawn under these letters of credit.

Covenants: Our long-term debt indentures, letters of credit, credit facilities and articles of association contain financial covenants.  The most restrictive financial covenants include maximum debt to total capitalization of 65 percent, and minimum mortgage bond interest coverage of 2.0 times.  At March 31, 2012, we were in compliance with all financial covenants related to our various debt agreements, articles of association, letters of credit, credit facilities and material agreements.

Capital Commitments Our business is capital-intensive because annual construction expenditures are required to maintain the distribution system and our production units.  As of March 31, 2012, capital expenditures were $9.6 million.

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

Performance Assurance We are subject to performance assurance requirements through ISO-NE under the Financial Assurance Policy for NEPOOL members.  At our current investment-grade credit rating, we have a credit limit of $3 million with ISO-NE.  We are required to post collateral for all net power and transmission transactions in excess of this credit limit.  Additionally, we purchase power in the wholesale market pursuant to contracts with third parties, and are required to post collateral under certain conditions defined in the contracts.

At March 31, 2012, we had posted $4.1 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $3.5 million of which was represented by a letter of credit and $0.6 million of which was represented by cash and cash equivalents. At December 31, 2011, we had posted $3.9 million of collateral under performance assurance requirements for certain of our power and transmission transactions, $3.5 million of which was represented by a letter of credit and $0.4 million of which was represented by cash and cash equivalents.

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

We own equity interests in VELCO and Transco, which require us to pay a portion of their operating costs under our transmission agreements.  We own an equity interest in VYNPC.  We also own equity interests in three nuclear plants that have completed decommissioning.  We are responsible for paying our share of the costs associated with these plants.  Our equity ownership interests are described in Note 4 - Investments in Affiliates.

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

On December 20, 2005, we completed the sale of Catamount, our wholly owned subsidiary, to CEC Wind Acquisition, LLC, a company established by Diamond CastleHoldings, a New York-based private equity investment firm.  Under the terms of the agreements with Catamount and Diamond Castle Holdings, we agreed toindemnify them, and certain of their respective affiliates as described in Note 13 - Commitments and Contingencies.

Legal Proceedings: We are involved in legal and administrative proceedings, including civil litigation, in the normal course of business as well as a number of lawsuits relating to our pending merger agreement with Gaz Métro that are described above in Pending Merger, Litigation Related to Merger Agreement.  We are unable to fully determine a range of reasonably possible court-ordered damages, settlement amounts, and related litigation costs or legal liabilities that would be in excess of amounts accrued and amounts covered by insurance.  Based on the information currently available, we do not believe that it is probable that any such legal liability will have a material impact on our consolidated financial position.  It is reasonably possible that additional legal liabilities that may result from changes in estimates could have a material impact on our results of operations, financial condition or cash flows.  See Note 1 – Business Organization, Litigation Related to Merger Agreement, for discussion of pending litigation related to the merger.

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

Market Risk: See Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

RESULTS OF OPERATIONS
The following is a detailed discussion of the results of operations for the three months ended March 31, 2012.  This should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this report.

Our consolidated earnings for the three months ended March 31, 2012 were $8.9 million, or 65 cents per diluted share of common stock. This compares to $8.4 million, or 62 cents per diluted share of common stock for the three months ended March 31, 2011.

The tables that follow provide a reconciliation of the primary year-over-year variances in diluted earnings per share the three months ended March 31, 2012 and 2011.  The earnings per diluted share for each variance shown below are non-GAAP measures:

Reconciliation of Earnings Per Diluted Share
Three Months 2012 vs. 2011
2011 Earnings per diluted share	$0.62

Major Year-over Year Effects on Earnings:
Lower service restoration due to no major storms in 2012	0.02
Lower salaries expense	0.02
Variable life insurance	0.02
Lower retail revenue sales volume due to weather	(0.03)
Merger-related fees	(0.02)
Other (includes income tax adjustments, and various items)	0.02
2012 Earnings per diluted share	$0.65

Operating Revenues The majority of operating revenues is generated through retail electric sales.  Retail sales are affected by weather and economic conditions since these factors influence customer use.  Resale sales represent the sale of power into the wholesale market normally sourced from owned and purchased power supply in excess of that needed by our retail customers. The amount of resale revenue is affected by the availability of excess power for resale, the types of sales we enter into and the price of those sales.  Operating revenues and related MWh sales for the three months ended March 31are summarized below.

	Three months ended March 31
	Revenues (in thousands)		MWh Sales
	2012	2011	2012	2011
Residential	$43,860	$43,803	265,964	281,030
Commercial	29,758	28,866	203,430	207,165
Industrial	14,412	10,070	145,664	98,828
Other	545	519	1,599	1,605
Total retail sales	88,575	83,258	616,657	588,628
Resale sales	5,743	7,695	144,822	189,895
Provision for rate refund	(1,047)	3,391	0	0
Other operating revenues	2,971	2,741	0	0
Total operating revenues	$96,242	$97,085	761,479	778,523

2012 vs. 2011
Operating revenues decreased by $0.9 million for the three months ended March 31, 2012 compared to the same period in 2011 due to the following factors:
▪
Retail sales increased $5.3 million resulting primarily from a 4.78 percent base rate increase, effective January 1, 2012, the acquisition of the Vermont Marble service territory on September 1, 2011, partially offset by weaker customer demand in 2012, due to warmer weather.

▪	Resale sales decreased $1.9 million due to lower volume available for resale due to higher retail load, and lower market rates.
▪
The provision for rate refund decreased $4.4 million primarily due to over- or under-collections of power, production and transmission costs as defined by the power cost adjustment clause of our alternative regulation plan.  This decrease included the unfavorable impact of $1 million of net deferrals and refunds in 2012 vs. the favorable impact of $3.4 million of net deferrals and refunds in 2011.  In 2011, $4.1 million of revenues were offset by higher regulatory amortizations, included in Other operation as described below.

▪	Other operating revenues increased $0.2 million primarily due to higher sales of renewable energy credits in 2012.

Operating Expenses Operating expenses decreased $1.7 million in the first quarter of 2012 as compared to 2011.  Significant variances in operating expenses on the Condensed Consolidated Statements of Income are described below.

Purchased Power - affiliates and other:  Purchased power expense and volume for the three months ended March 31 are summarized below:

	Three months ended March 31
	Purchases (in thousands)		MWh purchases
	2012	2011	2012	2011
VYNPC	$15,221	$17,056	330,938	390,805
Hydro-Quebec	16,812	16,526	264,824	265,007
Independent Power Producers	6,417	6,279	49,681	48,382
Subtotal long-term contracts	38,450	39,861	645,443	704,194
Other purchases	1,914	1,122	31,381	1,444
Reserve for loss on power contract	(299)	(299)	0	0
Nuclear decommissioning	344	356	0	0
Other	79	312	0	0
Total purchased power	$40,488	$41,352	676,824	705,638

2012 vs. 2011
Purchased power expense decreased $0.8 million for the three months ended March 31, 2012 compared to the same period in 2011 due to the following factors:
▪
Purchased power costs under long-term contracts decreased $1.4 million in 2012, due primarily to lower output at the Vermont Yankee plant due to the VY PPA terminating on March 21, 2012, partially offset by higher deliveries from Hydro-Québec.

▪	Other purchases increased $0.8 million due to higher volumes from ISO-NE.
▪
Other costs decreased $0.2 million. These Other costs are amortizations and deferrals based on PSB-approved regulatory accounting, including those for incremental energy costs related to Millstone Unit #3 scheduled refueling outages.

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

The increase of $1.6 million in 2012 was principally due to higher VTA billings due to lower NOATT reimbursements resulting from lower retail loads, and higher cost of service.

Other operation: These expenses are related to operating activities such as customer accounting, customer service, administrative and general activities, regulatory deferrals and amortizations and other operating costs incurred to support our core business.  The decrease of $3.6 million in 2012 was primarily due to lower net regulatory amortizations, largely due to 2011 exogenous costs of $4.1 million, related to major storms and tax law changes.  This amount was offset in Provision for rate refund, included in Operating revenues, as described above.

Income tax (benefit) expense: Federal and state income taxes fluctuate with the level of pre-tax earnings in relation to permanent differences, tax credits, tax settlements and changes in valuation allowances for the periods.  The effective combined federal and state income tax rate is 38 percent for 2012 and 2011.

Other Income and Other Deductions These items are related to the non-operating activities of our utility business and the operating and non-operating activities of our non-regulated businesses through CRC.  CRC’s earnings were less than $0.1 million three months ended March 31, 2012 and 2011.  Significant variances in line items that comprise other income and other deductions on the Consolidated Statements of Income are described below.

Other deductions: The decrease of $0.2 million in 2012 is primarily due to changes in the cash surrender value of variable life insurance policies included in our Rabbi Trust, resulting from higher market gains.

Interest on long-term debt:  The increase of $0.4 million in 2012 is principally due to interest on long-term debt from bond issuances in June 2011, partially offset by repayment of long-term debt in June 2011.

POWER SUPPLY MATTERS
Power Supply Management Our power supply portfolio includes a mix of baseload, dispatchable resources and intermittent resources.  These resources serve our retail electric load requirements and wholesale obligations. We manage our power supply portfolio by attempting to optimize the economic value of these resources and create a balance between our power supplies and load obligations.   Also, see Note 13 – Commitments and Contingencies to the accompanying Notes to Consolidated Financial Statements.

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

Oral arguments before the United States Court of Appeals for the Federal Circuit were held on November 7, 2011.  The court has yet to issue a decision.  Interest on the judgments does not start to accrue until the appeals have been decided.  Our share of the claimed damages of $3.2 million is based on our ownership percentages described above.  A decision is expected during the second quarter of 2012.

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

The 2011-2012 Legislature adjourned on May 5, 2012. Two bills were approved that will encourage incremental expansion of small renewable energy systems through amendments to Vermont’s existing net metering and standard offer laws.

Separately, there was considerable interest in the GMP/CVPS merger partly due to an extensive media campaign by AARP focused on a prior obligation for CVPS to return of $21 million of value to CVPS customers upon the sale of the company. AARP has sought a return of that value in the form of bill credits, rather than through the investments in weatherization and efficiency, as had been the precedent when GMP was purchased by GazMet several years ago. The legislature adjourned without passing any bills that affect the pending merger, which leaves the resolution of AARP 's proposal with the PSB.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Equity Market Risk   As of March 31, 2012, our pension trust held marketable equity securities in the amount of $45 million, our postretirement medical trust funds held marketable equity securities in the amount of $12.5 million, our Millstone Unit #3 decommissioning trust held marketable equity securities of $4.9 million and our Rabbi Trust held variable life insurance policies with underlying marketable equity securities of $3 million.  In the first quarter of 2012, these equity investments experienced positive performance.  In 2011, these equity investments experienced negative performance, except the Millstone Unit #3 decommissioning trust experienced positive performance.  Also see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Note 12 - Pension and Postretirement Medical Benefits for additional information.

Power-related Derivatives We account for some of our power contracts as derivatives under FASB’s guidance for derivatives and hedging.  Additional information regarding derivatives is presented in Note 6, Fair Value and Note 10, Power-Related Derivatives.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the company, under the supervision and with participation of our Principal Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2012.  Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2012, the company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Related to Merger Agreement:  Davis:  The Davis plaintiff filed a revised request for preliminary approval of the settlement agreement.  By order dated April 10, 2012, the court 1) approved, for purposes of settlement only, certification of the Davis lawsuit as a class action under the federal rules; 2) certified plaintiff Howard Davis as the Class representative; 3) scheduled a Fairness Hearing for July 11, 2012, to determine a number of issues including whether the court should approve the Settlement Agreement and a request by Plaintiff's counsel for attorney's fees.

IBEW:  On January 12, 2012, the parties to the state court lawsuits filed a stipulation for dismissal without prejudice of those proceedings.  On January 24, 2012, the state court entered an order stating that the state court lawsuits would be dismissed without prejudice unless it received a filed objection by January 31, 2012.  No such objection was filed.

On March 19, 2012, the court dismissed the federal claims in the IBEW amended complaint without prejudice.  The court did not rule on the motions to dismiss the state law claims in the amended complaint but raised the issue of whether the Court should exercise supplemental jurisdiction over the state law claims. The court requested the parties to submit supplemental briefing on the issue of supplemental jurisdiction. On March 22, 2012, and in response to a stipulated motion by the parties, the court ordered that the IBEW federal plaintiffs file any amendment of their federal claims by April 6, 2012 or the federal claims would be dismissed with prejudice.  The IBEW plaintiffs filed their second amended complaint on April 6, 2012. On May 2, 2012, the defendants filed a motion to dismiss the federal claims in the IBEW plaintiffs’ second amendment complaint. The court has suspended briefing on the issue of whether it should exercise supplemental jurisdiction over the IBEW plaintiffs’ state law claims, subject to further order, until it has the opportunity to rule on a motion to dismiss the federal claims in the IBEW plaintiffs’ second amended complaint.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part Ι “Item 1A. Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Item 6.	Exhibits.

(a)	List of Exhibits

A 10.21
Separation Agreement between Pamela J. Keefe and Central Vermont Public Service Corporation dated effective April 1, 2012 (incorporated by reference to Exhibit A 10.21 to the Company’s Form 8-K filed with the SEC on April 4, 2012).

A 10.22
General Release between Pamela J. Keefe and Central Vermont Public Service Corporation dated effective April 1, 2012 (incorporated by reference to Exhibit A 10.22 to the Company’s Form 8-K filed with the SEC on April 4, 2012).

A 10.23
Consulting Services Agreement between Pamela J. Keefe and Central Vermont Public Service Corporation dated effective April 1, 2012 (incorporated by reference to Exhibit A 10.23 to the Company’s Form 8-K filed with the SEC on April 4, 2012).

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

Dated May 9, 2012